Form 10-Q
period 2016-03-31
Global Water Resources, Inc.
filed 2016-06-09
CIK 1434728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-37756

Global Water Resources, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	90-0632193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21410 N. 19th Avenue #220, Phoenix, AZ	85027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (480) 360-7775

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

As of June 9, 2016, the registrant had 19,581,266 shares of common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

On April 28, 2016, the Company effected a 100.68 to 1.00 stock split.  Certain prior period information has been adjusted to conform to the current year presentation to reflect the stock split.  All share and per share amounts presented within the financial statements and management’s discussion and analysis of financial condition and results of operations have been retrospectively adjusted to reflect the impact of the stock split.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL WATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2016 and December 31, 2015

(Unaudited)

	March 31, 2016	December 31, 2015
	(in thousands, except share data)
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	$260,660	$258,244
Less accumulated depreciation	(65,643)	(64,092)
Net property, plant and equipment	195,017	194,152
CURRENT ASSETS:
Cash and cash equivalents	11,418	11,513
Accounts receivable — net	1,195	1,132
Due from affiliates	264	306
Accrued revenue	1,803	1,745
Prepaid expenses and other current assets	2,048	1,179
Assets held for sale	2,805	2,840
Total current assets	19,533	18,715
OTHER ASSETS:
Intangible assets — net	12,772	12,772
Regulatory asset	199	227
Deposits	13	13
Bond service fund and other restricted cash	9,051	9,042
Equity method investment	632	821
Total other assets	22,667	22,875
TOTAL ASSETS	$237,217	$235,742
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,450	$1,322
Accrued expenses	6,699	5,137
Deferred revenue	7	11
Customer and meter deposits	1,639	1,706
Long-term debt — current portion	2,031	1,994
Liabilities relating to assets held for sale	485	493
Total current liabilities	13,311	10,663
NONCURRENT LIABILITIES:
Long-term debt	102,553	102,417
Deferred regulatory gain - ICFA	19,730	19,730
Regulatory liability	7,859	7,859
Advances in aid of construction	62,634	61,480
Contributions in aid of construction — net	4,368	4,426
Deferred income tax liabilities	3,824	4,164
Acquisition liability	4,688	4,688
Other noncurrent liabilities	286	252
Total noncurrent liabilities	205,942	205,016
Total liabilities	219,253	215,679
Commitments and contingencies (see Note 13)
SHAREHOLDERS' EQUITY :
Common stock, $0.01 par value, 60,000,000 shares authorized, 18,241,746 shares issued and outstanding as of March 31, 2016 and December 31, 2015	2	2
Paid in capital	19,938	21,659
Accumulated deficit	(1,976)	(1,598)
Total shareholders' equity	17,964	20,063
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$237,217	$235,742

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended March 31,
	2016		2015
	(in thousands, except per share data)
REVENUES:
Water services		$2,989		$3,893
Wastewater and recycled water services		3,807		3,602
Unregulated revenues		20		127
Total revenues		6,816		7,622

OPERATING EXPENSES:
Operations and maintenance		1,612		1,860
Operations and maintenance - related party		472		611
General and administrative		2,054		2,064
Depreciation		1,617		2,312
Total operating expenses		5,755		6,847
OPERATING INCOME		1,061		775

OTHER INCOME (EXPENSE):
Interest income		3		2
Interest expense		(1,822)		(2,079)
Other		323		(176)
Other - related party		(101)		35
Total other income (expense)		(1,597)		(2,218)

LOSS BEFORE INCOME TAXES		(536)		(1,443)
INCOME TAX BENEFIT		222		528
NET LOSS		$(314)		$(915)

Basic loss per common share		$(0.02)		$(0.05)
Diluted loss per common share		$(0.02)		$(0.05)
Dividends declared per common share	$	C 0.08	$	C 0.07
Dividends declared per common share		$0.07		$0.06

Weighted average number of common shares used in the determination of:
Basic		18,241,746		18,329,456
Diluted		18,241,746		18,329,456

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Common Stock	Paid-in Capital	Accumulated Deficit	Total Equity
	(in thousands)
BALANCE – December 31, 2014	$2	$50,639	$(22,961)	$27,680
Dividend declared C$0.07 per share ($0.06 per share)	—	(1,134)	—	(1,134)
Deemed distribution to related party	—	(186)	—	(186)
Net loss	—	—	(915)	(915)
BALANCE – March 31, 2015	$2	$49,319	$(23,876)	$25,445

BALANCE – December 31, 2015	$2	$21,659	$(1,598)	$20,063
Dividend declared C$0.08 per share ($0.07 per share)	—	(1,224)	—	$(1,224)
Change in accounting principle			(64)	$(64)
Deemed distribution to related party	—	(497)	—	$(497)
Net loss	—	—	(314)	$(314)
BALANCE – March 31, 2016	$2	$19,938	$(1,976)	$17,964

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(314)	$(915)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred compensation	214	187
Depreciation	1,617	2,312
Amortization of deferred debt issuance costs and discounts	45	56
(Gain) loss on equity investment	188	44
Other gains and losses	—	176
Provision for doubtful accounts receivable	22	16
Deferred income tax (benefit) expense	(339)	(528)
Changes in assets and liabilities:
Accounts receivable	(85)	161
Other current assets	(1,382)	(332)
Accounts payable and other current liabilities	2,432	(463)
Other noncurrent assets	29	50
Other noncurrent liabilities	9	—
Net cash provided by operating activities	2,436	764

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,371)	(419)
(Deposits) withdrawals of restricted cash	(9)	(4)
Cash advance to related party	—	(1,107)
Repayment of related party cash advance	—	182
Deposits	—	6
Net cash used in investing activities	(1,380)	(1,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayments	—	(196)
Principal payments under capital lease	(36)	(22)
Debt issuance costs paid	(8)	—
Advances in aid of construction	53	50
Dividends paid	(1,160)	(1,112)
Refunds of advances for construction	—	(12)
Net cash used in financing activities	(1,151)	(1,292)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(95)	(1,870)
CASH AND CASH EQUIVALENTS — Beginning of period	11,513	6,577
CASH AND CASH EQUIVALENTS – End of period	$11,418	$4,707

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	INTERIM FINANCIAL STATEMENTS

Basis of Presentation and Principles of Consolidation – The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited. The December 31, 2015 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015.  In our opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.  Further, due to the seasonality of our business, the results for the three months ended March 31, 2016 may not be consistent with results of operations for the full year.

We prepare our financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The U.S. dollar is our reporting currency and the Company’s functional currency.

As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), under the rules and regulations of the SEC. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies.  We elected to take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We have elected to take advantage of some of the reduced disclosure obligations regarding financial statements.  Also, as an emerging growth company we can elect to delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We are choosing to take advantage of this extended accounting transition provision.

Certain prior period information has been adjusted to conform to the current year presentation to reflect a 100.68 to 1.00 stock split effectuated on April 28, 2016.  All share and per share amounts presented in these financial statements have been retrospectively adjusted to reflect the impact of the stock split.

Corporate Transactions — Sale of certain MXA and WMA contracts — In September 2013, the Company sold its Wastewater Facilities Main Extension Agreements (“MXA”) and Offsite Water Management Agreements (“WMA") for the contemplated Loop 303 service area along with their related rights and obligations to EPCOR Water Arizona Inc. (“EPCOR”) (collectively the “Transfer of Project Agreement”, or “Loop 303 Contracts”).  Pursuant to the Transfer of Project Agreement, EPCOR agreed to pay GWRI approximately $4.1 million over a multi-year period.  As part of the consideration, GWRI agreed to complete certain engineering work required in the WMAs, which work had been completed prior to January 1, 2015.   As the engineering work has been completed, the Company effectively has no further obligations under the WMAs, the MXAs or the Transfer of Project Agreement.  Prior to January 1, 2015, the Company had received $2.8 million of proceeds and recognized income of approximately $3.3 million within other income (expense) in the statement of operations related to the gain on sale of these agreements and the proceeds received prior to January 1, 2015 for engineering work required in the WMAs.  The Company received additional proceeds of approximately $296,000 in April 2015 and recognized those amounts as income at that time.  Receipt of the remaining $1.0 million of proceeds will occur and be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners.

Stipulated condemnation of Valencia — On March 17, 2015, the Company reached a settlement agreement for a stipulated condemnation to sell the utility operating as Valencia Water Company, Inc. (“Valencia”) to the City of Buckeye (“Buckeye”), which was approved by Buckeye's City Council on March 19, 2015 and by the Maricopa County Superior Court on June 9, 2015.  On July 14, 2015, the Company closed the stipulated condemnation of Valencia with Buckeye.  Terms of the condemnation were agreed upon through a settlement agreement in March 2015, pursuant to which Buckeye acquired the operations and assets of Valencia and assumed operations of the utility upon close.  Buckeye paid the Company $55.0 million at close, plus an additional $108,000 in working capital adjustments. As a result of the transaction, the Company recorded a gain of $43.0 million net of tax liability of $20.2 million for the year ended December 31, 2015. Buckeye will also pay a growth

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

premium equal to $3,000 for each new water meter installed within Valencia's prior service areas for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. For the three months ended March 31, 2016, the Company recognized $252,000 in other income within the consolidated financial statements related to the growth premium.

In consideration of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-20-45-1, the condemnation of Valencia transaction does not meet the criteria of discontinued operations. As the transaction did not change the services provided or the manner in which the Company operates, it was determined the transaction did not represent a strategic shift and therefore does not qualify for presentation as a discontinued operation.

Sale of Willow Water Valley Co., Inc. — On March 23, 2015, the Company reached an agreement to sell the operations and assets of Willow Water Valley Co., Inc. (“Willow Valley”) to EPCOR. EPCOR purchased the operations, assets and rights used by Willow Valley to operate the utility system for approximately $2.3 million, subject to current rate base calculations and certain post-closing adjustments. The transaction was approved by the Arizona Corporation Commission (“ACC”) on March 10, 2016, and the transaction closed on May 9, 2016.

Per ASC 360-10-45-9, the assets and liabilities in the sale of Willow Valley were determined to meet the criteria to be classified as held for sale beginning with our March 31, 2015 consolidated financial statements. The criteria utilized to make this determination were: (i) management had the authority and had entered into an agreement to sell the assets of Willow Valley; (ii) the assets and liabilities were available for immediate sale in their present condition; (iii) the approval from the ACC was probable within the next year; (iv) a reasonable price had been agreed upon; and (v) it was unlikely that significant changes to the agreement would occur prior to approval. In consideration of ASC 205-20-45-1, the Willow Valley transaction did not meet the criteria for discontinued operations. As the transaction did not change the services provided nor the manner in which the Company operates, it was determined the transaction did not represent a strategic shift and therefore did not qualify for presentation as a discontinued operation.

Additionally, as the carrying value of the assets and liabilities of Willow Valley were greater than the agreed upon sales price, a loss of $176,000 was recorded in other expense during the first quarter of 2015, when the assets and liabilities were classified as held for sale, to adjust the carrying value of the assets to the agreed upon fair value less cost to sell. The assets and liabilities included within the agreements are as follows:

	March 31, 2016	December 31, 2015
	Willow Valley	Willow Valley
	(in thousands)
Property, plant and equipment	$5,261	$5,223
Less Accumulated Depreciation	(2,679)	(2,606)
Net property, plant and equipment	2,582	2,617

Goodwill	223	223
Total assets	$2,805	$2,840

Advances in aid of construction	$70	$70
Contributions in aid of construction — net	414	423
Total liabilities	$484	$493

Merger of GWR Global Water Resources Corp. (“GWRC”) — On May 3, 2016, the Company completed the merger of GWRC into GWRI.  At the time of the merger, GWRC ceased to exist as a British Columbia corporation and the Company continued as the surviving entity of the merger.  See Note 7 and Note 14.

Initial Public Offering — On April 27, 2016, the SEC declared effective the registration statement relating to the public offering of our common stock.  On May 3, 2016, the Company completed the initial public offering of 1,164,800 shares of common stock at $6.25 per share for gross proceeds of approximately $7.3 million (the “U.S. IPO”).  The Company granted the underwriter the option to purchase up to an additional 174,720 shares of common stock at the same price, which was exercised

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

by the underwriter on May 11, 2016, for additional gross proceeds of $1.1 million. Our shares of common stock are listed on the NASDAQ Global Market and the Toronto Stock Exchange under the symbols “GWRS” and “GWR”, respectively.

Sonoran Acquisition Liability — On March 17, 2016, the Company entered into an agreement with Sonoran Utility Services, LLC (“Sonoran”) to amend certain provisions of the purchase and sale agreement related to the acquisition of Sonoran’s assets on June 15, 2005.  The amended agreement allows the Company to reduce its acquisition liability due to Sonoran to $2.8 million, if the Company settles the amount due within ten days of the closing of the note purchase agreement (See Note 14).  As of March 31, 2016, the acquisition liability carried a balance of $3.8 million.  The amended provisions of the agreement are contingent on the closing of note purchase agreement, which is expected to close on June 24, 2016.

New Accounting Pronouncements

In April 2015, the FASB issued Accounting Standard Update (“ASU”) No. 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the accounting of debt discounts. The adoption of this guidance resulted in the reclassification of the unamortized debt issuance costs of $2.2 million from debt issuance costs to a reduction in long-term debt as of both March 31, 2016 and December 31, 2015.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees record a right-of-use asset and corresponding lease obligation for lease arrangements with a term of greater than twelve months.  ASU 2016-02 requires additional disclosures about leasing arrangements and requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements.  This guidance will be effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted.  For all other entities, the guidance is effective for annual periods beginning after December 31, 2019, and interim periods within fiscal years beginning after December 15, 2020.  The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for public companies for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  For all other entities, the guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Early adoption is permitted.  The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

2.	REGULATORY DECISION AND RELATED ACCOUNTING AND POLICY CHANGES

Our regulated utilities and certain other balances are subject to regulation by the ACC and meet the requirements for regulatory accounting found within ASC Topic 980, Regulated Operations.

In accordance with ASC Topic 980, rates charged to utility customers are intended to recover the costs of the provision of service plus a reasonable return in the same period. Changes to the rates are made through formal rate applications with the ACC, which we have done for all of our operating utilities and which are described below.

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On July 11, 2012, we filed formal rate applications with the ACC to adjust the revenue requirements for seven utilities representing a collective rate increase of approximately 28% over 2011’s revenue.  In August 2013, the Company entered into a settlement agreement with ACC Staff, the Residential Utility Consumers Office, the City of Maricopa, and other parties to the rate case.  The settlement required approval by the ACC’s Commissioners before it could take effect.   In February 2014, the rate case proceedings were completed and the ACC issued Rate Decision No. 74364, effectively approving the settlement agreement.  The rulings of the decision include, but are not limited to, the following:

•

For the Company’s utilities, adjusting for the condemnation of Valencia, a collective revenue requirement increase of $4.0 million based on 2011 test year service connections, phased-in over time, with the first increase in January 2015 as follows (in thousands):

	Incremental	Cumulative
2015	$1,285	$1,285
2016	1,089	2,374
2017	335	2,709
2018	335	3,044
2019	335	3,379
2020	335	3,714
2021	335	4,049

Whereas this phase-in of additional revenues was determined using a 2011 test year, to the extent that the number of active service connections increases from 2011 levels, the additional revenues may be greater than the amounts set forth above.  On the other hand, if active connections decrease or we experience declining usage per customer, we may not realize all of the anticipated revenues.

•

Full reversal of the imputation of contributions in aid of construction (“CIAC”) balances associated with funds previously received under infrastructure coordination and financing agreements (“ICFAs”), as required in the Company’s last rate case.  The reversal restores rate base or future rate base, and has a significant impact of restoring shareholder equity on the balance sheet.

•

The Company has agreed to not enter into any new ICFAs.  Existing ICFAs will remain in place, but a portion of future payments to be received under the ICFAs will be considered as hook-up fees, which are accounted for as CIAC once expended on plant.

•	A 9.5% return on common equity was adopted.
•

None of the Company’s utilities will file another rate application before May 31, 2016.  GWRI’s subsidiaries, Global Water - Santa Cruz Water Company (“Santa Cruz”) and Global Water - Palo Verde Utilities Company (“Palo Verde”), may not file for another rate increase before May 31, 2017.

The following provides additional discussion on accounting and policy changes resulting from Rate Decision No. 74364.

Infrastructure Coordination and Financing Agreements – ICFAs are agreements with developers and homebuilders whereby GWRI, the indirect parent of the operating utilities, provides services to plan, coordinate and finance the water and wastewater infrastructure that would otherwise be required to be performed or subcontracted by the developer or homebuilder.

Under the ICFAs, GWRI has a contractual obligation to ensure physical capacity exists through its regulated utilities for water and wastewater to the landowner/developer when needed. This obligation persists regardless of connection growth. Fees for these services are typically a negotiated amount per equivalent dwelling unit for the specified development or portion of land. Payments are generally due in installments, with a portion due upon signing of the agreement, a portion due upon completion of certain milestones, and the final payment due upon final plat approval or sale of the subdivision. The payments are non-refundable. The agreements are generally recorded against the land and must be assumed in the event of a sale or transfer. The regional planning and coordination of the infrastructure in the various service areas has been an important part of GWRI’s business model.

Prior to January 1, 2010, GWRI accounted for funds received under ICFAs as revenue once the obligations specified in the ICFA were met. As these arrangements are with developers and not with the end water or wastewater customer, the timing of

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

revenue recognition coincided with the completion of GWRI’s performance obligations under the agreement with the developer and with GWRI’s ability to provide fitted capacity for water and wastewater service through its regulated subsidiaries.

The 2010 Regulatory Rate Decision No. 71878 established new rates for the recovery of reasonable costs incurred by the utilities and a return on invested capital.  In determining the new annual revenue requirement, the ACC imputed a reduction to rate base for all amounts related to ICFA funds collected by the Company that the ACC deemed to be CIAC for rate making purposes.  As a result of the decision by the ACC, GWRI changed its accounting policy for the accounting of ICFA funds. Effective January 1, 2010, GWRI recorded ICFA funds received as CIAC.  Thereafter, the ICFA-related CIAC was amortized as a reduction of depreciation expense over the estimated depreciable life of the utility plant at the related utilities.

With the issuance of Rate Decision No. 74364, in February 2014, the ACC again changed how ICFA funds would be characterized and accounted for going forward.  Most notably, ICFA funds would no longer be required to reduce future rates as a result of the ratemaking process.  In conjunction with Rate Decision No. 74364, we eliminated the CIAC liability and reversed the associated regulatory liability brought about by the 2010 ruling.  ICFA funds already received or which had become due prior to the date of Rate Decision No. 74364 were accounted for in accordance with the Company’s ICFA revenue recognition policy that had been in place prior to the 2010 Regulatory Rate Decision, wherein the funds received are recognized as revenue once the obligations specified in the ICFA were met.  Rate Decision No. 74364 prescribes that of the ICFA funds which come due and are paid subsequent to December 31, 2013, 70% of the ICFA funds will be recorded in the associated utility subsidiary as a hook-up fee (“HUF”) liability, with the remaining 30% to be recorded as deferred revenue, to be accounted for in accordance with the Company's ICFA revenue recognition policy.

The Company will account for the portion allocated to the HUF as a CIAC contribution.  However, in accordance with the ACC directives the CIAC is not deducted from rate base until the HUF funds are expended for utility plant.  Such funds will be segregated in a separate bank account and used for plant.  A HUF liability will be established and will be amortized as a reduction of depreciation expense over the useful life of the related plant once the HUF funds are utilized for the construction of plant.  For facilities required under a HUF or ICFA, the utilities must first use the HUF moneys received, after which, it may use debt or equity financing for the remainder of construction.  The Company will record the 30% as deferred revenue, which is to be recognized as revenue once the obligations specified within the ICFA are met.  As of March 31, 2016 and December 31, 2015, ICFA deferred revenue recorded on the consolidated balance sheet totaled $19.7 million, which represents deferred revenue recorded for ICFA funds received on contracts that had become due prior to Rate Decision No. 74364.  For ICFA contracts coming due after December 31, 2013, 30% will be added to this balance with the remaining 70% recorded to a HUF liability.

Regulatory asset – Under ASC Topic 980, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate making process in a period different from the period in which they would have been reflected in income by an unregulated company. Certain costs associated with our rate cases have been deferred on our balance sheet as regulatory assets as approved by the ACC.   At March 31, 2016 and December 31, 2015, the Company had one regulatory asset in the amount of $199,000 and $227,000, respectively, related to costs incurred in connection with our most recent rate case.  This amount began to amortize in January 2015, and will amortize over a three-year period.

Intangible assets / Regulatory liability — The Company previously recorded certain intangible assets related to ICFA contracts obtained in connection with our Santa Cruz, Palo Verde and Sonoran Utility Services (‘‘Sonoran’’) acquisitions.  The intangible assets represented the benefits to be received over time by virtue of having those contracts.   Prior to January 1, 2010, the ICFA-related intangibles were amortized when ICFA funds were recognized as revenue.  Effective January 1, 2010, in connection with the 2010 Regulatory Rate Decision, these assets became fully offset by a regulatory liability of $11.2 million since the imputation of ICFA funds as CIAC effectively resulted in the Company not being able to benefit (through rates) from the acquired ICFA contracts.

Effective January 1, 2010, the gross ICFAs intangibles began to be amortized when cash was received in proportion to the amount of total cash expected to be received under the underlying agreements. However, such amortization expense was offset by a corresponding reduction of the regulatory liability in the same amount.

As a result of Rate Decision No. 74364, the Company changed its policy around the ICFA related intangible assets.  As discussed above, pursuant to Rate Decision No. 74364, approximately 70% of ICFA funds to be received in the future will be recorded as a HUF at the Company’s applicable utility subsidiary.  The remaining approximate 30% of future ICFA funds will be recorded at the parent company level and will be subject to the Company’s ICFA revenue recognition accounting policy.  As

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

the Company now expects to experience an economic benefit from the 30% portion of future ICFA funds, 30% of the regulatory liability, or $3.4 million, was reversed in 2014.  The remaining 70% of the regulatory liability, or $7.9 million, will continue to be recorded on the balance sheet.  At March 31, 2016 and December 31, 2015, this was the Company's sole regulatory liability.

Subsequent to Rate Decision No. 74364, the intangible assets will continue to amortize when the corresponding ICFA funds are received in proportion to the amount of total cash expected to be received under the underlying agreements.   The recognition of amortization expense will be partially offset by a corresponding reduction of the regulatory liability.

Stock Appreciation Rights (“SARs”) — SARs historically were accounted for as liability compensatory awards under ASC 710, Compensation – General, valued using the intrinsic value method, as permitted by ASC 718 for nonpublic entities.  Upon becoming a public company, as defined in ASC 718, in the first quarter of 2016, the Company was required to change its methodology for valuing the SARs.  While the SARs will continue to be re-measured at each quarterly reporting date, the SARs are required to be accounted for prospectively at fair value using a fair value pricing model, such as Black-Scholes. The Company recorded the impact of the change in valuation methods as a cumulative effect of a change in accounting principle, as permitted by ASC 250. The effect of the change increased the SAR liability by $103,000 which was the difference in compensation cost measured using the intrinsic value method and the fair value method.  An equal and offsetting change to accumulated deficit in the consolidated balance sheet was recorded with the revaluation. Any future changes in fair value will be recorded as compensation expense in the consolidated statement of operations.

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2016 and December 31, 2015 consist of the following ($ in thousands):

	March 31, 2016	December 31, 2015	Average Depreciation Life (in years)
Mains/lines/sewers	$114,264	$113,318	47
Plant	66,174	64,983	25
Equipment	28,609	27,961	10
Meters	4,268	4,253	12
Furniture, fixture and leasehold improvements	391	386	8
Computer and office equipment	1,057	1,022	5
Software	179	177	3
Land and land rights	752	752
Other	149	148
Construction work-in-process	44,817	45,244
Total property, plant and equipment	260,660	258,244
Less accumulated depreciation	(65,643)	(64,092)
Net property, plant and equipment	$195,017	$194,152

4.	ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2016 and December 31, 2015 consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Billed receivables	$1,423	$1,326
Less allowance for doubtful accounts	(228)	(194)
Accounts receivable - net	$1,195	$1,132

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

5.	EQUITY METHOD INVESTMENT AND CONVERTIBLE NOTE

On June 5, 2013, the Company sold Global Water Management, LLC (“GWM”) to an investor group led by a private equity firm that specializes in the water industry. GWM was a wholly-owned subsidiary of GWRI that owned and operated the FATHOM™ business (“FATHOM™”). In connection with the sale of GWM, the Company made an investment in the FATHOM™ Partnership. This limited partnership investment is accounted for under the equity method due to our investment being considered more than minor.

The original investment in FATHOM™ consisted of an investment of $750,000 in the Series A preferred units and $98,000  of common units. Additionally, the Company invested $750,000 in a 10% convertible promissory note of GWM with an original maturity of December 31, 2014. We accounted for this investment in accordance with relevant accounting guidance for debt and equity securities which requires the fair value measurement of the investment pursuant to ASC Topic 820, Fair Value Measurement. The fair value of the investment in the convertible notes at initial recognition was determined using the transaction price, of which the price paid by the Company was consistent with the price paid by third party investors for comparable convertible notes.

In November 2014, FATHOM™ experienced a qualified financing event (qualified financing was defined as an equity financing by FATHOM™ Partnership in which FATHOM™ Partnership sells its units for at least $1.75 per unit and the aggregate proceeds from such financing was at least $15 million, exclusive of convertible note amounts converted).  At the time of the qualified financing, the convertible promissory note was converted into Series B Preferred Units, and accounted for under the equity method.  The Company's resulting ownership of common and preferred units represented an approximate 8.0% ownership (on a fully diluted basis).

In conjunction with the qualified financing, our equity interest in the Series A and Series B preferred shares was adjusted in accordance with ASC 323, Investment-Equity Method & Joint Ventures, wherein we recorded a gain of $1.0 million in the fourth quarter of 2014.  The adjustment to the carrying value of our investments was calculated using our proportionate share of FATHOM™'s adjusted net equity.  The gain was recorded within other income and expense in our consolidated statement of operations. The carrying value of our investment consisted of a balance of $632,000 as of March 31, 2016 and $821,000 as of December 31, 2015, and reflects our initial investment, the adjustment related to the qualified financing and our proportionate share of FATHOM™'s cumulative losses.

We evaluate our investment in FATHOM™ Partnership/GWM for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an “other-than-temporary” decline in value. Since the sale of GWM, the losses incurred on the investment were greater than anticipated; however, based upon our evaluation of various relevant factors, including the 2014 equity event and the ability of FATHOM™ to achieve and sustain an earnings capacity that would justify the carrying amount of our investment, as of March 31, 2016 we do not believe the investment to be impaired.

We have evaluated whether GWM qualifies as a variable interest entity (“VIE”) pursuant to the accounting guidance of ASC 810, Consolidations.  Considering the potential that the total equity investment in FATHOM™ Partnership/GWM may not be sufficient to absorb the losses of FATHOM™, the Company currently views GWM as a VIE.  However, considering the Company’s minority interest and limited involvement with the FATHOM™ business, the Company is not required to consolidate GWM.  Rather, the Company has accounted for its investment under the equity method.

6.	GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill was zero as of March 31, 2016. An impairment of $176,000 was recorded against the goodwill recorded in the Willow Valley reporting unit during 2015, to bring its carrying value down to $223,000, which balance was included in assets held for sale as of March 31, 2016.

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Intangible assets as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water CC&N service area	$1,532	$—	$1,532	$1,532	$—	$1,532
Intangible trademark	13	—	13	13	—	13
	1,545	—	1,545	1,545	—	1,545

AMORTIZED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(12,154)	5,824	17,978	(12,154)	5,824
Sonoran contract rights	7,406	(2,003)	5,403	7,406	(2,003)	5,403
	25,384	(14,157)	11,227	25,384	(14,157)	11,227
Total intangible assets

	$26,929	$(14,157)	$12,772	$26,929	$(14,157)	$12,772

Acquired ICFAs and Sonoran contract rights are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements.  Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded.  No amortization was recorded for these balances for the three months ended March 31, 2016 and March 31, 2015.

7.	TRANSACTIONS WITH RELATED PARTIES

On January 19, 2016, GWRC announced that it agreed to pursue a reorganization transaction with the Company that resulted in GWRC merging with and into the Company (the “Reorganization Transaction”). GWRC was organized in 2010 to acquire shares of the Company, and held an approximate 47.8% interest in the Company as of March 31, 2016. The Reorganization Transaction closed on May 3, 2016.  The Reorganization Transaction is part of the Company’s overall plan to simplify its corporate structure by eliminating one level of holding company ownership, refinance its outstanding tax-exempt bonds on more favorable terms (as described below), improve liquidity for shareholders over the medium to long-term and have a single governing jurisdiction in the U.S., where all of the assets, operations and employees of the business are located. As a result of the merger, GWRC ceased to exist as a British Columbia corporation and the Company, governed by the corporate laws of the State of Delaware, is the surviving entity.  The Reorganization Transaction was conditioned upon the concurrent completion of the U.S. IPO.  See Note 14.

With the completion of the U.S. IPO, the Company has the right to redeem all of its outstanding tax-exempt bonds at a price of 103% of the principal amount, plus interest accrued at the redemption date.  As of March 31, 2016 and December 31, 2015, the principal balance of such bonds was $106.7 million.  For a description of our tax-exempt bonds, see Note 9.  Following completion of the U.S. IPO, the Company entered into a note purchase agreement to issue two series of senior secured notes with total principal balance of $115.0 million.  See Note 14.

GWRC was not part of the consolidated Company as of March 31, 2016.  GWRC had no employees and GWRI provided for the ongoing management and general administration of GWRC’s business affairs pursuant to a management agreement between GWRC and GWRI to provide such services.  Accordingly, GWRC was economically dependent on the Company.  Services provided by the Company under the management agreement were provided at no charge to GWRC, and were not monetarily significant.  However, GWRC incurred certain costs not covered by the management agreement.  These include GWRC’s accounting fees, listing fees and other costs directly associated with its former status as a publicly traded company.  Whereas GWRC did not expect to generate cash flows from operating activities, the operating costs incurred by GWRC and other cash requirements were paid by the Company.  Amounts paid by the Company on GWRC’s behalf during the three months ended March 31, 2016 and March 31, 2015 totaled $497,000 and $186,000, respectively.  The Company accounted for such payments as equity distributions to GWRC.

For the three months ended March 31, 2016 no cash advance was provided to GWRC.  For the three months ended March 31, 2015, the Company provided cash advances of approximately $1.1 million to satisfy GWRC's short term cash obligations.  The

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

amount advanced was utilized to fund GWRC's monthly dividend and other cash requirements, as needed.  The related party balance was reduced upon dividend declaration, when the amount declared is presented as a reduction in the Company’s equity.  As of March 31, 2016 and December 31, 2015, the balance of the advance was zero.

We provide medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a shareholder and director of the Company. Medical claims paid to the plan were approximately $280,000 and $56,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.

GWM has historically provided billing, customer service and other support services for the Company’s regulated utilities.  Amounts collected by GWM from the Company’s customers that GWM has not yet remitted to the Company are included within the “Due from affiliates” caption on the Company’s consolidated balance sheet.  As of March 31, 2016 and December 31, 2015, the unremitted balance totaled $264,000 and $306,000, respectively.  Notwithstanding the sale of GWM on June 5, 2013, FATHOM™ will continue to provide these services to the Company’s regulated utilities under a long-term service agreement.  Based on current service connections, we estimate that fees to be paid to GWM for FATHOM™ services will be $7.72 per water account/month, which is an annual rate of approximately $1.9 million.  For the three months ended March 31, 2016 and March 31, 2015, the Company incurred FATHOM™ service fees of approximately $472,000 and $611,000, respectively.

Pursuant to the purchase agreement for the sale of GWM, the Company is entitled to quarterly royalty payments based on a percentage of certain of GWM’s recurring revenues for a 10-year period, up to a maximum of $15.0 million.  In addition, the Company entered into a services agreement with GWM whereby the Company has agreed to use the FATHOM™ platform for all of its regulated utility services for an initial term of 10 years.  The services agreement is automatically renewable thereafter for successive 10-year periods, unless notice of termination is given prior to any renewal period. The services agreement may be terminated by either party for default only and the termination of the services agreement will also result in the termination of the royalty payments payable to the Company. The Company made the election to record these quarterly royalty payments prospectively in income as the amounts are earned.  Royalties recorded within other income totaled approximately $88,000 and $79,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.

8.	ACCRUED EXPENSES

Accrued expenses at March 31, 2016 and December 31, 2015 consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Deferred compensation	$842	$598
Interest	2,603	877
Property taxes	496	958
Other accrued liabilities	2,758	2,704
Total accrued liabilities	$6,699	$5,137

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

9.	DEBT

The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Short-term	Long-term	Short-term	Long-term
BONDS PAYABLE -
5.450% Series 2006, maturing December 1, 2017	$985	$1,040	$1,000	$1,040
5.600% Series 2006, maturing December 1, 2022	—	6,215	—	6,215
5.750% Series 2006, maturing December 1, 2032	—	23,370	—	23,370
6.550% Series 2007, maturing December 1, 2037 - net of unamortized discount of $333 and $338 at March 31, 2016 and December 31, 2015, respectively	700	50,182	700	50,177
6.375% Series 2008, maturing December 1, 2018	200	435	185	435
7.500% Series 2008, maturing December 1, 2038	—	23,235	—	23,235
	1,885	104,477	1,885	104,472
OTHER
Capital lease obligations	146	276	109	178
Debt issuance costs	-	(2,200)	-	(2,233)
Total debt	$2,031	$102,553	$1,994	$102,417

Tax Exempt Bonds – We issued tax-exempt bonds through The Industrial Development Authority of the County of Pima in the amount of $36,495,000 on December 28, 2006; $53,624,000, net of a discount of $511,000, on November 19, 2007; and $24,550,000 on October 1, 2008. The Series 2006, 2007 and 2008 bonds have interest payable semiannually on the first of June and December.  Recurring annual payments of principal are payable annually on the first of December for the Series 2006, 2007 and 2008 Bonds.  Proceeds from these bonds were used for qualifying costs of constructing and equipping the water and wastewater treatment facilities of our subsidiaries, Palo Verde and Santa Cruz. The Company has not granted any deed of trust, mortgage, or other lien on property of Santa Cruz or Palo Verde. These bonds are secured by a security agreement that gives the trustee rights to the net operating income generated by our Santa Cruz and Palo Verde utilities. The tax exempt bonds require we maintain a minimum debt service coverage ratio of 1.10:1.00, tested annually based on the combined operating results of our Santa Cruz and Palo Verde utilities.

2016 Senior Secured Notes – The tax-exempt bonds were subject to an early redemption option at 103%, plus accrued interest, as a result of the U.S. IPO.  On May 20, 2016, the Company entered into a note purchase agreement to issue two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%.  The Company intends to use the proceeds to refinance its existing long-term debt and pay the associated prepayment penalties of approximately $3.2 million.  The remaining proceeds will be used by the Company for general corporate purposes.  The transaction is expected to close on June 24, 2016.

MidFirst Term Loan – In November 2014, we secured a $21.8 million term loan from MidFirst bank (“MidFirst Term Loan”).   Principal and interest are paid monthly with payments calculated using a 20 year amortization schedule.  The MidFirst Term Loan accrued interest at a variable rate of LIBOR plus 300 basis points.  The note was collateralized with a security interest from customer payments for the remaining utilities included within West Maricopa Combine, Inc.  The note had a maturity date in November 2024, but was retired early in July 2015 with proceeds received from the condemnation of Valencia, at which time we incurred and paid a prepayment penalty of approximately $213,000.

Debt Issuance Costs Reclassification - In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the accounting of debt discounts. The adoption of this guidance resulted in the reclassification of the unamortized debt issuance costs of $2.2 million from debt issuance costs to a reduction in long-term debt as of both March 31, 2016 and December 31, 2015.

As of March 31, 2016, the Company was in compliance with its financial debt covenants.

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

At March 31, 2016, the remaining aggregate annual maturities of our debt and minimum lease payments under capital lease obligations for the years ended December 31 are as follows (in thousands):

	Debt	Capital Lease Obligations
2016	$1,885	$173
2017	1,995	141
2018	2,120	98
2019	2,480	62
2020	2,641	1
Thereafter	95,575	—
Subtotal	106,696	475
Less: amount representing interest	—	(53)
Total	$106,696	$422

At March 31, 2016, the carrying value of the non-current portion of long-term debt was $104.8 million, with an estimated fair value of $120.9 million.  At December 31, 2015, the carrying value of the non-current portion of long-term debt was $104.7 million, with an estimated fair value of $116.7 million.  The fair value of our debt was estimated based on interest rates considered available for instruments of similar terms and remaining maturities.

10.	INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As of March 31, 2016 and December 31, 2015, the Company did not have any uncertain tax positions.

ASC Topic 740, Income Taxes, prescribes the method to determine whether a deferred tax asset is realizable and significant weight is given to evidence that can be objectively verified.  As of March 31, 2016 and December 31, 2015, the valuation allowance totaled $8,500, which relates to state net operating loss carryforwards expected to expire prior to utilization.

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s temporary differences between book and tax accounting that give rise to the deferred tax assets and deferred tax liabilities, including the valuation allowance, as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
DEFERRED TAX ASSETS:
Taxable meter deposits	$47	$46
Net operating loss carry forwards	4,978	5,322
Balterra intangible asset acquisition	336	336
Deferred gain on Sale of GWM	1,704	1,705
Deferred gain on ICFA funds received	7,346	7,346
Equity investment loss	403	333
Property, plant and equipment	894	863
Other	699	482
Total deferred tax assets	16,407	16,433
Valuation allowance	(9)	(9)
Net deferred tax asset	16,398	16,424

DEFERRED TAX LIABILITIES:
CP Water intangible asset acquisition	(571)	(571)
ICFA intangible asset	(231)	(141)
Gain on condemnation of Valencia	(19,420)	(19,876)
Total deferred tax liabilities	(20,222)	(20,588)
Net deferred tax liability	$(3,824)	$(4,164)

As of March 31, 2016, we have approximately $13.9 million in federal net operating loss (“NOL”) carry forwards and $6.7 million in state NOLs available to offset future taxable income, with the NOLs expiring in 2029-2032 for the federal return and expiring in 2016-2032 for the state return (effective for the 2012 tax year and thereafter, state NOLs for the state of Arizona expire after 20 years).

11.	DEFERRED COMPENSATION AWARDS

Stock-based compensation — Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.

At March 31, 2016 and December 31, 2015, there were options to acquire 47,422 shares of common stock of GWRI outstanding, adjusting for the 100.68 to 1.00 stock split effected on April 28, 2016. See Note 14. The options were all vested and exercisable as of each date.  The stock options have a remaining contractual life of approximately 2.5 years and have a split-adjusted exercise price of $8.65 per share.

GWRC stock option grant – In January 2012, GWRC’s Board of Directors granted options to acquire 385,697 GWRC common shares to nine employees of GWRI in lieu of paying cash bonuses for 2011. The options vested in equal installments over the eight quarters of 2012 and 2013, with exercise prices of C$7.50 and C$4.00 per share and expired in January 2016. We accounted for the GWRC stock option grant in accordance with ASC 323.  The Company remeasured the fair value of the award at the end of each period until the options fully vested as of December 31, 2013.

In the third quarter of 2015, 59,636 GWRC options were exercised by two individuals. As of March 31, 2016, zero GWRC options were outstanding compared to 209,591 as of December 31, 2015, which expired in January 2016. Total GWRC stock options forfeited due to attrition or the sale of GWM totaled 116,470.

There was no stock-based compensation expense recorded for the three months ended March 31, 2016 and 2015.

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Phantom stock compensation – On December 30, 2010, we adopted a phantom stock unit plan authorizing the directors of the Company to issue phantom stock units (‘‘PSUs’’) to our employees. The value of the PSUs issued under the plan tracked the performance of GWRC’s shares and gave rise to a right of the holder to receive a cash payment the value of which, on a particular date, was the market value of the equivalent number of shares of GWRC at that date. The issuance of PSUs as a core component of employee compensation was intended to strengthen the alignment of interests between the employees of the Company and the shareholders of GWRC by linking their holdings and a portion of their compensation to the future value of the common shares of GWRC.

On December 30, 2010, 350,000 PSUs were issued to members of management, with an initial value of approximately $2.6 million.  The PSUs were accounted for as liability compensatory awards under ASC 710, Compensation – General, rather than as equity awards.  The PSU awards were remeasured each period based on the present value of the benefits expected to be provided to the employee upon vesting, which benefits are based on GWRC’s share price multiplied by the number of units.   The present value of the benefits was recorded as expense in the Company’s financial statements over the related vesting period.  The December 30, 2010 PSUs vested at the end of four years from the date of their issuance.  There is no exercise price attached to PSU awards.  The remaining value of these PSUs, $1.3 million, was paid to the holders in January 2015.

In January 2012, 135,079 additional PSUs were issued to nine members of management as a reward for performance in 2011.  The PSUs issued to management vested ratably over 12 consecutive quarters beginning January 1, 2012 and were accounted for as liability compensatory awards similar to the PSUs issued in December 2010. These PSUs were remeasured each period and a liability was recorded equal to GWRC’s closing share price on the period end date multiplied by the number of units vested.  For the three months ended March 31, 2015, the payment of $38,000 was paid to the holders for these vested PSUs. As of March 31, 2016, no additional PSUs issued in 2012 remain outstanding.

During the first quarter of 2013, 76,492 PSUs were issued to nine members of management as a reward for performance in 2012.  The PSUs issued to management vest ratably over 12 consecutive quarters beginning January 1, 2013 and are accounted for as liability compensatory awards similar to the PSUs issued in December 2010 and January 2012.  These PSUs were remeasured each period and a liability was recorded equal to GWRC’s closing share price on the period end date multiplied by the number of units vested.  As of March 31, 2016, none of these PSUs issued in 2013 remain outstanding. For the three months ended March 31, 2016 and March 31, 2015, $29,000, and $25,000 was paid to the holders for these vested PSUs, respectively.

During the first quarter of 2014, 8,775 PSUs were issued to three members of management as a reward for performance in 2013.  These PSUs vest ratably over 12 consecutive quarters beginning January 1, 2014 and are accounted for a liability compensatory awards.  As of March 31, 2016, 1,485 of these PSUs remain outstanding.  For the three months ended March 31, 2016 and March 31, 2015, $2,000 was paid to holders for these vested PSUs.

During the first quarter of 2015, 28,828 PSUs were issued to two members of management as a reward for performance in 2014. These PSUs vest ratably over 12 consecutive quarters beginning January 1, 2015 and are accounted for as liability compensatory awards. As of March 31, 2016, 19,219 of these PSUs remain outstanding. For the three months ended March 31, 2016 and March 31, 2015, $13,000, and zero was paid to holders for these vested PSUs, respectively.

During the first quarter of 2016, 34,830 PSUs were issued to two members of management as a reward for performance in 2015. These PSUs vest ratably over 12 consecutive quarters beginning January 1, 2016 and are accounted for as liability compensatory awards. As of March 31, 2016, all of these PSUs remain outstanding. For the three months ended March 31, 2016 and March 31, 2015, zero was paid to holders for these vested PSUs.

As a result of the merger of GWRC into GWRI and the U.S. IPO, the PSUs will now track to the performance of the Company’s shares.  The vesting of the awards has not changed.

Stock appreciation rights compensation – SARs historically were accounted for as liability compensatory awards under ASC 710, Compensation – General, valued using the intrinsic value method, as permitted by ASC 718 for nonpublic entities, with changes to the value of the SARs recognized as compensation expense at each quarterly reporting date. Upon becoming a public company, as defined in ASC 718, in the first quarter of 2016, the Company was required to change its methodology for valuing the SARs. While the SARs will continue to be re-measured at each quarterly reporting date, the SARs are required to be accounted for prospectively at fair value using a fair value pricing model, such as Black-Scholes. The Company recorded the impact of the change in valuation methods as a cumulative effect of a change in accounting principle, as permitted by ASC 250. The effect of the change increased the SAR liability by $103,000 which was the difference in compensation cost measured using the intrinsic value method and the fair value method.  An equal and offsetting change to accumulated deficit in the consolidated

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

balance sheet was recorded with the revaluation. Any future changes in fair value will be recorded as compensation expense in the consolidated statement of operations.

In January 2012, in an effort to reward employees for their performance in 2011 as well as to recognize performance since 2007, the last year the Company paid bonuses prior to that time, we adopted a stock appreciation rights plan authorizing the directors of the Company to issue SARs to our employees. The value of the SARs issued under the plan tracked the performance of GWRC’s shares. Each holder of the January 2012 award had the right to receive a cash payment amounting to the difference between C$4.00 per share (the “exercise price”) and the closing price of GWRC’s common shares on the exercise date, provided that the closing price was in excess of C$4.00 per share.   In total, 152,091 SARs were issued to employees below the senior management level, and zero remain outstanding as of March 31, 2016.  The SARs vested in equal installments over the four quarters of 2012 and expired four years after the date of issuance.  Holders of SARs could exercise their awards once they vested.  Individuals who voluntarily or involuntarily leave the Company forfeit their rights under the awards. For the three months ended March 31, 2016, zero was paid to holders for these vested SARs. For the three months ended March 31, 2015, $18,000, was paid to holders for these vested SARs.

In the third quarter of 2013, the Company granted 100,000 SARs to a key executive of the Company.  These SARs vest ratably over sixteen quarters from the grant date and give the employee the right to receive a cash payment amounting to the difference between the C$2.00 (USD $1.59) per share exercise price and the closing price of GWRC’s common shares on the exercise date, provided that the closing price is in excess of C$2.00 (USD $1.59) per share.   The exercise price was determined by taking the weighted average share price of the five days prior to July 1, 2013.  As of March 31, 2016, 92,500 of these SARs remain outstanding.  For the three months ended March 31, 2016, zero was paid to the holder for these vested SARs.

In the fourth quarter of 2013, the Company granted 100,000 SARs to a newly hired officer of the Company.  These SARs vest ratably over sixteen quarters from the grant date and give the employee the right to receive a cash payment amounting to the difference between C$3.38 (USD $2.69) per share exercise price and the closing price of GWRC’s common shares on the exercise date, provided that the closing price is in excess of C$3.38 (USD $2.69) per share.   The exercise price was determined by taking the weighted average share price of the 30 days prior to November 14, 2013.  As of March 31, 2016, 100,000 of these SARs remain outstanding.  For the three months ended March 31, 2016 and March 31, 2015, zero was paid to the holder for these vested SARs.

In the first quarter of 2015, the Company granted 299,000 SARs to seven members of management. These SARs vest ratably over 16 quarters from the grant date and give the employee the right to receive a cash payment amounting to the difference between the C$5.35 (USD $4.26) per share exercise price and the closing price of GWRC’s common shares on the exercise date, provided that the closing price is in excess of C$5.35 (USD $4.26) per share. The exercise price was determined to be the fair market value of one share of stock on the grant date of February 11, 2015. As of March 31, 2016, 299,000 of these SARs remain outstanding.  For the three months ended March 31, 2016 and March 31, 2015, zero was paid to the holders for these vested SARs.

In the second quarter of 2015, the Company granted 300,000 SARs to two key executives of the Company. These SARs vest over 16 quarters, vesting 20% per year for the first three years, with the remainder (40%) vesting in year four. The SARs give the employee the right to receive a cash payment amounting to the difference between the C$6.44 (USD $5.13) per share exercise price and the closing price of GWRC’s common shares on the exercise date, provided that the closing price is in excess of C$6.44 (USD $5.13) per share. The exercise price was determined to be the fair market value of one share of stock on the grant date of May 8, 2015. As of March 31, 2016, 300,000 of these SARs remain outstanding.  For the three months ended March 31, 2016 and March 31, 2015, zero was paid to the holder for these vested SARs.

As a result of the merger of GWRC into the Company and the U.S. IPO, the exercise prices for the preceding awards were translated to U.S. dollars using the prevailing noon-day Bank of Canada foreign exchange rate of USD$0.7969 per CAD$1.00 as measured on May 2, 2016, the day prior to the closing of the merger.  The vesting of the awards has not changed.  Subsequent to the merger, each SAR will provide the holder the right to receive a cash payment amounting to the difference between the per share exercise price and the closing price of GWRI’s common shares on the exercise date, provided that the closing price is in excess of exercise price per share. See Note 14.

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company recorded approximately $188,000 and $163,000 of compensation expense related to the PSUs and SARs for the three months ended March 31, 2016 and March 31, 2015, respectively.  Based on GWRC’s closing share price on March 31, 2016, deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

Estimated future compensation expense	PSUs	SARs
2016	$134	$375
2017	125	428
2018	68	322
2019	—	37
2020	—	—
Total	$327	$1,162

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the three months ended March 31, 2016 and March 31, 2015 (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Cash paid for interest	$6	$181
Capital expenditures included in accounts payable and accrued liabilities	44	88
Deferred compensation change in accounting principle	$103	$—

13.	COMMITMENTS AND CONTINGENCIES

Commitments – Prior to the sale of GWM, we leased certain office space in Arizona under operating leases with terms that expired in February 2016. The operating lease agreements were between GWM and the landlord. Accordingly, effective June 2013 through February 2016, the Company was not a party under the lease agreements. GWRI subleased a portion of the office space covered under the GWM lease agreements.  In February 2016, the Company entered into a three-year lease agreement with the landlord to occupy the same space previously subleased under GWM's lease agreements, inclusive of necessary facility upgrades.  The Company subleased our office space from GWM for approximately $5,000 per month.  Beginning in March 2016, the Company began recording approximately $8,000 in monthly rent expense related to the new agreement.  Rent expense arising from the operating leases totaled approximately $18,000 and $15,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.

Contingencies

From time to time, we may become involved in other proceedings arising in the ordinary course of business. Management believes the ultimate resolution of such matters will not materially affect our financial position, results of operations, or cash flows.

14.	SUBSEQUENT EVENTS

On April 27, 2016, the SEC declared effective the registration statement relating to the public offering of our common stock.  On May 3, 2016 the Company completed the initial public offering of 1,164,800 shares of common stock at $6.25 per share for gross proceeds of approximately $7.3 million.  The Company granted the underwriter the option to purchase up to an additional 174,720 shares of common stock at the same price, which was exercised by the underwriter on May 11, 2016, for additional gross proceeds of $1.1 million. Our shares of common stock are listed on the NASDAQ Global Market and the Toronto Stock Exchange under the symbols "GWRS" and "GWR", respectively.

On April 28, 2016, the Company effected a 100.68 to 1.00 stock split.  All amounts presented in these financial statements have been retrospectively adjusted to reflect the impact of the stock split.

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On May 3, 2016, the Company completed the merger of GWRC into GWRI.  At the time of the merger, GWRC ceased to exist as a British Columbia corporation and the Company continued as the surviving entity of the merger.  The impact of the merger is not reflected in these interim condensed consolidated financial statements.

On March 10, 2016, the ACC approved our agreement to sell the operations, assets and rights of Willow Valley to EPCOR for $2.3 million. The transaction was closed on May 9, 2016.

On May 20, 2016, the Company entered into a note purchase agreement to issue two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%.  The Company intends to use the proceeds to refinance its existing long-term debt and pay the associated prepayment penalties of approximately $3.2 million.  The remaining proceeds will be used by the Company for general corporate purposes.  The transaction is expected to close on June 24, 2016.

On May 20, 2016, the Board of Directors authorized the issuance of 325,000 stock options to the Company’s non-employee directors.  The option awards vest ratably over a two year period, and have total life of three years.  The exercise price was determined to be the market price of the Company’s common shares at the close of business on May 20, 2016.

On June 2, 2016, the Company received a Private Letter Ruling that, for purposes of deferring the gain realized from the condemnation of Valencia, determined the water reclamation facility improvements contemplated by the Company are similar or related in service or use to the condemned City potable water facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations relates to the three months ended March 31, 2016 and 2015 and should be read together with the condensed consolidated financial statements and accompanying notes included herein, as well as our audited annual financial statements and associated management’s discussion, which are available within our recently filed S-1 available on our Company’s profile on the Securities and Exchange Commissions’ (“SEC”) website, www.sec.gov.

Basis of Presentation

The financial statements of Global Water Resources, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and, except where otherwise indicated, are presented in U.S. dollars.  Unless otherwise indicated, the financial information contained in this management’s discussion and analysis has been prepared in accordance with U.S. GAAP and is expressed in U.S. dollars and references to “$”, “US$” and “dollars” are to U.S. dollars.  References to “C$” are to Canadian dollars.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this management’s discussion and analysis are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may” and similar expressions. These forward-looking statements include future estimates described in “Business Outlook”, "Factors Affecting our Results of Operations," and expectations of future liquidity in “Liquidity and Capital Resources”. These forward-looking statements reflect management’s current expectations regarding GWRI’s future growth, results of operations, performance and business prospects and opportunities and other future events and speak only as of the date of this management’s discussion and analysis. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not or the times at or by which such performance or results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information.  A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors discussed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Although the forward-looking statements contained in this management’s discussion and analysis are based upon what management believes to be reasonable assumptions, investors cannot be assured that actual results will be consistent with these forward-looking statements, and the differences may be material. These forward-looking statements are made as of the date of this management’s discussion and analysis and GWRI assumes no obligation to update or revise them to reflect new events or circumstances, except as required by applicable law.

Overview

We are a water resource management company that owns, operates and manages water, wastewater and recycled water utilities in strategically located communities, principally in metropolitan Phoenix, Arizona.  We seek to deploy our integrated approach, which we refer to as "Total Water Management," a term we use to mean managing the entire water cycle by owning and operating the water, wastewater and recycled water utilities within the same geographic areas in order to both conserve water and maximize its total economic and social value.  We use Total Water Management to promote sustainable communities in areas where we expect growth to outpace the existing potable water supply. Our model focuses on the broad issues of water supply and scarcity and applies principles of water conservation through water reclamation and reuse. Our basic premise is that the world's water supply is limited and yet can be stretched significantly through effective planning, the use of recycled water and by providing individuals and communities resources that promote wise water usage practices.

Business Outlook

2015 and 2016 continued the trend of positive growth in new connections and re-establishing service on existing previously vacant homes.  According to the 2010 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) had a population of 4.2 million in 2010 and is the 14th largest MSA in the U.S., an increase of 29% over the 3.25 million people reported in the 2000 Census. Metropolitan Phoenix’s growth data continues to improve due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that Maricopa County will have a population of 4.5 million by 2020 and 6.0 million by 2040.  During the twelve months ended March 31, 2016 Arizona’s employment rate improved by 2.5%, ranking the state in the top eight nationally for job growth.

Also, according to the W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus panel, most sectors of real estate are expected to experience improved occupancy and growth.  For Maricopa County and Pinal County combined, the W.P. Carey School of Business, using U.S. Census data, reported that single family housing permits were approximately 11,700 units for the year end December 31, 2014.  However, for the year ended December 31, 2015, permits were up approximately 43% to 16,768 units in

Maricopa and Pinal Counties combined, and the forecasts for 2016 and 2017 remain positive at approximately 20,000 units and 24,000 permits respectively.  From there, we believe growth in the region could steadily return towards its normal historical rate of greater than 30,000 single family dwelling permits.  Additionally, multifamily, office, retail, and industrial market occupancy rates continued to increase in 2015 compared to 2014 and are expected to continue to increase through 2017.

We believe that our utilities and service areas are directly in the anticipated path of growth primarily in the metropolitan Phoenix area.  Market data indicates that our service areas currently incorporate a large portion of the final platted lots, partially finished lots and finished lots in metropolitan Phoenix.  Management believes that the Company is well-positioned to benefit from the near-term growth in metropolitan Phoenix due to the availability of lots and existing infrastructure in place within our services areas.

Factors Affecting our Results of Operations

Our financial condition and results of operations are influenced by a variety of industry-wide factors, including but not limited to:

•	population and community growth;
•	economic and environmental utility regulation;
•	economic environment;
•	the need for infrastructure investment;
•	production and treatment costs;
•	weather and seasonality; and
•	access to and quality of water supply.

We are subject to economic regulation by the state regulator, the Arizona Corporation Commission (“ACC”).  The US federal and state governments also regulate environmental, health and safety and water quality matters.  We continue to execute on our strategy to optimize and focus the Company in order to provide greater value to our customers and shareholders by aiming to deliver predictable financial results, making prudent capital investments and focusing our efforts on earning an appropriate rate of return on our investments.

Population and Community Growth

Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner.  Our total service connections, which include active service connections and connections to vacant homes, increased to 38,867 as of March 31, 2016 from 38,744 as of December 31, 2015, which represents an increase of 123 connections, or an annualized increase of approximately 1.3%.  Our active service connections increased to 37,985 as of March 31, 2016, with approximately 94.9% being serviced by Global Water - Santa Cruz Water Company (“Santa Cruz”) and Global Water - Palo Verde Utilities Company (“Palo Verde”), compared to 37,784 as of December 31, 2015, which represents an increase of 201 connections, or an annualized increase of approximately 2.1%.

The graph below excludes the operations and assets of Valencia Water Company for all historical periods.

During the economic downturn beginning in 2008, our utilities experienced an increase in the number of vacant homes, reaching a peak of 4,647 vacant connections as of February 28, 2009, approximately 11.2% of our total connections at the time; however, the negative trend began to reverse thereafter with the number of vacant homes decreasing to 882 or 2.3% of total connections as of March 31, 2016.

Economic and Environmental Utility Regulation

We are subject to extensive regulation of our rates by the ACC, which is charged with establishing rates based on the provision of reliable service at reasonable cost while also providing an opportunity to earn a fair rate of return on rate base for investors of utilities.  The ACC uses a historical test year to evaluate whether the plant in service is used and useful, to assess whether costs were prudently incurred and to set “just and reasonable” rates. Rate base is typically the depreciated original cost of the plant in service (net of contributions in aid of construction (“CIAC”) and advances in aid of construction (“AIAC”) which are funds or property provided to a utility under the terms of a collection main extension agreement, the value of which may be refundable), that has been determined to have been “prudently invested” and “used and useful” although the reconstruction cost of the utility plant may also be considered in determining the rate base.  The ACC also decides on an applicable capital structure based on actual or hypothetical analyses.  The ACC determines a “rate of return” on that rate base, which includes the approved capital structure and the actual cost of debt and a fair and reasonable cost of equity based on the ACC's judgment.  The overall revenue requirement for rate making purposes is established by multiplying the rate of return by the rate base, and adding “prudently” incurred operating expenses for the test year, depreciation and any applicable pro forma adjustments.

To ensure an optimal combination of access to water and water conservation balanced with a fair rate of return for investors, our water utility operating revenue is based on two components: a fixed fee and a consumption or volumetric fee. For our water utilities, the fixed fee, or “basic service charge,” provides access to water for residential usage and has generally been set at a level to produce 50% of total revenue. The volumetric fee is based on the total volume of water supplied to a given customer after the minimum number of gallons, if any, covered by the basic service charge, multiplied by a price per gallon set by a tariff approved by the ACC. A discount to the volumetric rate applies for customers that use less than an amount specified by the ACC. For all investor-owned water utilities, the ACC requires the establishment of inverted tier conservation oriented rates, meaning that the price of water increases as consumption increases. For wastewater utilities, wastewater collection and treatment can be based on volumetric or fixed fees. Our wastewater utility services are billed based solely on a fixed fee, determined by the size of the water meter installed. Recycled water is sold on a volumetric basis with no fixed fee component.

We are required to file rate cases with the ACC to obtain approval for a change in rates. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. In normal conditions, it would not be uncommon to see us file for a rate increase every three years based on year one being the test year, year two being the rate case filing year and year three being the rate case award year. However, based on our recent settlement with the ACC and extended new rate phase-in period, we will not be initiating the next rate case on this timeline. Moving forward, we will continue to analyze all factors that drive the requirement for increased revenue, including our rate of investment and recurring expenses, and determine the appropriate test year for a future rate case. See “—Recent Rate Case Activities.”

Our water and wastewater operations are also subject to extensive United States federal, state and local laws and regulations governing the protection of the environment, health and safety, the quality of the water we deliver to our customers, water allocation rights and the manner in which we collect, treat and discharge wastewater. We are also required to obtain various environmental permits from regulatory agencies for our operations. The ACC also sets conditions and standards for the water and wastewater services we deliver. We incur substantial costs associated with compliance with environmental, health and safety and water quality regulation.

Environmental, health and safety and water quality regulations are complex and change frequently, and they have tended to become more stringent over time. As newer or stricter standards are introduced, they could increase our operating expenses. We would generally expect to recover expenses associated with compliance for environmental, health and safety standards through rate increases, but this recovery may be affected by regulatory lag.

Economic Environment

The growth of our customer base depends almost entirely on the success of developers in developing residential and commercial properties within our service areas. Real estate development is a cyclical industry and the growth rate of development, especially residential development, since 2006, both nationally and in Arizona has been below historical rates. In addition, development in our service areas is contingent upon construction or acquisition of major public improvements, such as arterial streets, drainage facilities, telephone and electrical facilities, recreational facilities, street lighting and local in-tract improvements (e.g., site grading). Many of these improvements are built by municipalities with public financing, and municipal resources and access to capital may not be sufficient to support development in areas of rapid population growth.

Infrastructure Investment

Capital expenditures for infrastructure investment are a component of the rate base on which our regulated utility subsidiaries are allowed to earn an equity return. Capital expenditures for infrastructure provide a basis for earnings growth by expanding our “used and useful” rate base, which is a component of its permitted return on investment and revenue requirement. We are generally able to recover a rate of return on these capital expenditures (return on equity and debt), together with debt service and certain operating costs, through the rates we charge.

We have made significant capital investments in our territories within the last twelve years, and because the infrastructure is new, we do not expect comparable capital investments to be required in the near term, either for growth or to maintain the existing infrastructure.  Nevertheless, we have an established capital improvement plan to make targeted capital investments to repair and replace existing infrastructure as needed, address operating redundancy requirements, and improve the overall financial performance of the Company, by lowering expenses and increasing revenue. Additionally, to reduce our deferred tax liability of approximately $19.4 million resulting from the gain on the Valencia condemnation, we have identified certain currently planned investments within our capital improvement plan that may qualify under the IRC Section 1033 re-investment criteria; however, the timeline to make such investments is limited. Accordingly, we plan to accelerate the identified capital expenditures within our capital improvement plan. As a result, we expect capital expenditures to increase in 2016 and 2017 as compared to recent years, with corresponding reductions to occur in 2018, 2019 and beyond.

Production and Treatment Costs

Our water and wastewater services require significant production resources and therefore result in significant production costs. Although we are permitted to recover these costs through the rates we charge, regulatory lag can decrease our margins and earnings if production costs or other operating expenses increase significantly before we are able to recover them through increased rates. Our most significant costs include labor, chemicals used to treat water and wastewater, and power used to operate pumps and other equipment. Power and chemical costs can be volatile. However, we employ a variety of technologies and methodologies to minimize costs and maximize operational efficiencies. Additionally, with our Total Water Management approach, whereby we maximize the direct beneficial reuse of recycled water, we can realize significant treatment costs and power savings because smaller volumes of water are required for potable use. Many utilities require that all water be treated to potable standards irrespective of use. Total Water Management focuses on the right water for the right use. Potable water is needed for consumption and recycled water is acceptable for non-potable uses such as irrigation and toilet flushing. Non-potable water does not need to be treated for commonly occurring and regulated constituents such as arsenic, or for other current or future human consumption health-based contaminants.

Weather and Seasonality

Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Drought, overuse of sources of water, the protection of threatened species or habitats or other factors may limit the availability of ground and surface water. Also, customer usage of water and recycled water is affected by weather conditions, particularly during the summer. Our water systems generally experience higher demand in the summer due to the warmer temperatures and increased usage by customers for irrigation and other outdoor uses. However, summer weather that is cooler or wetter than average generally suppresses customer water demand and can have a downward effect on our operating revenue and operating income. Conversely, when weather conditions are extremely dry, our business may be affected by government-issued drought-related warnings and/or water usage restrictions that would artificially lower customer demand and reduce our operating revenue. The limited geographic diversity of our service areas could make the results of our operations more sensitive to the effect of local weather extremes. The second and third quarters of the year are generally those in which water services revenue and wastewater services revenue are highest. Accordingly, interim results should not be considered representative of the results of a full year.

Access to and Quality of Water Supply

In many areas of Arizona (including certain areas that we service), water supplies are limited and, in some cases, current usage rates exceed sustainable levels for certain water resources. We currently rely predominantly (and are likely to continue to rely) on the pumping of groundwater and the generation and delivery of recycled water for non-potable uses to meet future demands in our service areas. At present, groundwater (and recycled water derived from groundwater) is the primary water supply available to us. In addition, regulatory restrictions on the use of groundwater and the development of groundwater wells, lack of available water rights, drought, overuse of local or regional sources of water, protection of threatened species or habitats or other factors, including climate change, may limit the availability of ground or surface water.

Recent Rate Case Activity

On July 11, 2012, we filed rate applications with the ACC to adjust the revenue requirements for seven utilities. In August 2013, we entered into a settlement agreement with the ACC staff, the Residential Utility Consumers Office, the City of Maricopa, and other parties to the rate case. The settlement required approval by the ACC’s commissioners before it could take effect. In February 2014, the rate case proceedings were completed and the ACC issued Rate Decision No. 74364, approving the settlement agreement. The collective rate increase included a 9.5% return on common equity which contributed to a 15% increase over revenue in 2011.

For our utilities, adjusting for the condemnation of the operations and assets of Valencia Water Company, the settlement provided for a collective aggregate revenue requirement increase of $4.0 million based on 2011 test year service connections, phased-in over time, with the first increase in January 2015 as follows (in thousands):

	Incremental	Cumulative
2015	$1,285	$1,285
2016	1,089	2,374
2017	335	2,709
2018	335	3,044
2019	335	3,379
2020	335	3,714
2021	335	4,049

Whereas this phase-in of additional revenues was determined using a 2011 test year, to the extent that the number of active service connections has increased and continues to increase from 2011 levels, the additional revenues may be greater than the amounts set forth above. On the other hand, if active connections decrease or we experience declining usage per customer, we may not realize all of the anticipated revenues.

From 2003 to 2008, we entered into approximately 183 infrastructure coordination and financing agreements (“ICFAs”) with developers and landowners covering approximately 275 square miles. Under these agreements, we have a contractual obligation to the developers and landowners to ensure that amongst other things, physical capacity exists through our regulated utilities for water and wastewater to the landowner/developer when needed. We receive fees from the landowner/developer for undertaking these obligations that typically are a negotiated amount per planned equivalent dwelling unit for the specified development or parcel of land. Payments are generally due to us from the landowner/developer based on progress of the development, with a portion due upon signing of the agreement, a portion due upon completion of certain milestones, and the final payment due upon final plat approval or sale of the subdivision. The payments are non-refundable. Our investment can be considerable, as we may phase-in the construction of facilities in accordance with a regional master plan, as opposed to a single development.

Prior to January 1, 2010, we accounted for funds received under ICFAs as revenue once the obligations specified in the ICFA were met. As these arrangements are with developers and not with the end water or wastewater customer, the timing of revenue recognition coincided with the completion of our performance obligations under the agreement with the developer and with our ability to provide fitted capacity for water and wastewater service to the applicable development or parcel through our regulated subsidiaries.

The 2010 Regulatory Rate Decision No. 71878 established new rates for the recovery of reasonable costs incurred by the utilities and a return on invested capital.  In determining the new annual revenue requirement, the ACC imputed a reduction to rate base for all amounts related to ICFA funds collected by us that the ACC deemed to be CIAC for rate making purposes.  As a result of the decision by the ACC, we changed our accounting policy for the accounting of ICFA funds. Effective January 1, 2010, we recorded ICFA funds received as CIAC.  Thereafter, the ICFA-related CIAC was amortized as a reduction of depreciation expense over the estimated depreciable life of the utility plant at the related utilities.

With the issuance of Rate Decision No. 74364, in February 2014, the ACC again changed how ICFA funds would be characterized and accounted for going forward.  Most notably, ICFA funds would no longer be required to reduce future rates as a result of the ratemaking process.  In conjunction with Rate Decision No. 74364, we eliminated the CIAC liability and reversed the associated regulatory liability brought about by the 2010 ruling.  ICFA funds already received or which had become due prior to the date of Rate Decision No. 74364 were accounted for in accordance with our ICFA revenue recognition policy that had been in place prior to the 2010 Regulatory Rate Decision, wherein the funds received are recognized as revenue once the obligations specified in the ICFA were met.  Rate Decision No. 74364 prescribes that of the ICFA funds which come due and are paid subsequent to December 31, 2013, 70% of the ICFA funds will be recorded in the associated utility subsidiary as a hook-up fee (“HUF”) liability, with the remaining 30% to be recorded as deferred revenue, to be accounted for in accordance with our ICFA revenue recognition policy.  However, we are ultimately responsible for ensuring that the full HUF amount specified by the ACC is paid from the ICFA proceeds, regardless of the initial 70/30 split.

We now account for the portion of future payments received under these agreements allocated to hook-up fee liability as CIAC. However, from the regulator’s perspective, hook-up fees do not impact rate base until the related funds are expended. These funds are segregated in a separate bank account and used for plant. A hook-up fee liability, once established, will be relieved once the funds are used for the construction of plant. For facilities required under a hook-up fee or ICFA, we must first use the hook-up fee funds received, after which we may use debt or equity financing for the remainder of construction. The 30% deferred revenue portion of these fees is recognized as revenue once the obligations specified within the applicable ICFA are met.

We have agreed to not enter into any new ICFAs, and instead will utilize hook-up fee tariffs, which have become an acceptable industry practice in Arizona. As part of the settlement, a hook-up fee tariff was established for each utility. Existing ICFAs will remain in place, but a portion (approximately 70%) of future payments to be received under the ICFAs will be considered as hook-up fees, which are accounted for as CIAC once expended on plant (i.e., hook-up fees will be recorded as a liability, but will only reduce rate base once such funds are expended on plant). The remaining approximate 30% of future ICFA payments will be recognized using the same income recognition accounting applied to ICFA funds already received, wherein such funds will be recorded as revenue or deferred revenue.

In addition to ICFAs, we have various line extension agreements with developers and builders, whereby funds, water line extensions, or wastewater line extensions are provided to us by the developers and are considered refundable advances for construction. These advances in aid of construction are subject to refund by us to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility services constructed under the agreement over a specified period. Upon the expiration of the agreements’ refunding period, the remaining balance of the advances in aid of construction becomes nonrefundable and at that time is considered contributions in aid of construction. Contributions in aid of construction are amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, a utility plant funded by advances in aid of construction and contributions in aid of construction is excluded from rate base. For the three months ended March 31, 2016 and 2015, we did not transfer any AIAC balances to CIAC.

Recent Events

Reorganization Transaction

On January 19, 2016, GWR Global Water Resources Corp. (“GWRC”) announced that it agreed to pursue a reorganization transaction with the Company that resulted in GWRC merging with and into the Company (the “Reorganization Transaction”). The

Reorganization Transaction closed on May 3, 2016.  GWRC was organized in 2010 to acquire shares of the Company, and held an approximate 47.8% interest as of March 31, 2016. The Reorganization Transaction was part of the Company’s overall plan to simplify its corporate structure by eliminating one level of holding company ownership, refinance its outstanding tax-exempt bonds on more favorable terms (as described below), improve liquidity for shareholders over the medium to long-term and have a single governing jurisdiction in the U.S., where all of the assets, operations and employees of the business are located. As a result of the merger, GWRC ceased to exist as a British Columbia corporation and the Company, governed by the corporate laws of the State of Delaware, is the surviving entity. The Reorganization Transaction was conditional upon the concurrent completion of an initial public offering of shares of common stock of the Company in the United States (the “U.S. IPO”).

With the completion of the U.S. IPO, the Company has the right to redeem all of its outstanding tax-exempt bonds at a price of 103% of the principal amount, plus interest accrued at the redemption date.  As of March 31, 2016 and December 31, 2015, the principal balance of such bonds was $106.7 million.  Following completion of the U.S. IPO, the Company entered into a note purchase agreement to issue two series of senior secured notes with total principal balance of $115.0 million.  For a description of our tax- exempt bonds, see “Liquidity and Capital Resources—Tax Exempt Bonds” in this management’s discussion and analysis.

Stipulated Condemnation of the Operations and Assets of Valencia Water Company

On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement wherein the City of Buckeye acquired all the operations and assets of Valencia Water Company and assumed operation of the utility upon close. The City of Buckeye paid the Company $55.0 million at close, plus an additional $108,000 in working capital adjustments. The City of Buckeye will also pay a growth premium equal to $3,000 for each new water meter installed within Valencia Water Company’s prior service areas, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement.

Sale of Willow Valley

On March 23, 2015, the Company reached an agreement to sell the operations and assets of Willow Water Valley Co., Inc. (“Willow Valley”) to EPCOR Water Arizona Inc. (“EPCOR”). Pursuant to the terms of the agreement, EPCOR purchased all the operations, assets and rights used by Willow Valley to operate the utility system for approximately $2.3 million. The transaction was approved by the ACC on March 10, 2016, and we closed the transaction on May 9, 2016.

Sale of Loop 303 Contracts

In September 2013, we entered into an agreement to sell certain wastewater facilities main extension agreements and offsite water management agreements for the contemplated Loop 303 service area, along with their related rights and obligations (which we refer to collectively as the “Loop 303 Contracts”), relating to the 7,000-acre territory within a portion of the western planning area of the City of Glendale, Arizona known as the “Loop 303 Corridor.” Pursuant to the agreement, we sold the Loop 303 Contracts to EPCOR for total proceeds of approximately $4.1 million ($3.1 million of which has been received as of December 31, 2015), which will be paid to us over a multi-year period. Receipt of the remaining proceeds will occur and be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners of the Loop 303 Corridor. As part of the consideration, we agreed to complete certain engineering work required in the offsite water management agreements, which we completed in 2013, thereby satisfying our remaining obligations relating to the Loop 303 Contracts.  In April 2015, we received proceeds of approximately $296,000 related to the sale of the Loop 303 Contracts.  As of March 31, 2016, proceeds of $1.0 million remain outstanding, and will be received and recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners.

Sonoran Acquisition Liability

On March 17, 2016, the Company entered into an agreement with Sonoran Utility Services, LLC (“Sonoran”) to amend certain provisions of the purchase and sale agreement related to the acquisition of Sonoran’s assets on June 15, 2005.  The amended agreement allows the Company to reduce its acquisition liability due to Sonoran to $2.8 million, if the Company settles the amount due within ten days of the closing of the note purchase agreement (See Note 14).  As of March 31, 2016, the acquisition liability carried a balance of $3.8 million.  The amended provisions of the agreement are contingent on the closing of note purchase agreement, which is expected to close on June 24, 2016.

Cautionary Statement Regarding Non-GAAP Measures

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains references to “EBITDA” and Adjusted EBITDA. EBITDA is defined for the purposes of this management’s discussion and analysis as net income or loss before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding the gain or loss related to (i) non-recurring events and (ii) equity method investment. Management believes that EBITDA and Adjusted EBITDA are useful supplemental measures of our operating performance and provide meaningful measures of overall corporate performance exclusive of our capital structure and the method and timing of expenditures associated with building and placing our systems. EBITDA is also presented because management believes that it is frequently used by investment analysts, investors and other interested parties as a measure of financial performance. Adjusted EBITDA is also presented because management believes that it provides a measure of our recurring core business.

However, EBITDA and Adjusted EBITDA are not recognized earnings measures under U.S. GAAP and do not have a standardized meaning prescribed by U.S. GAAP. Therefore, EBITDA and Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Investors are cautioned that EBITDA and Adjusted EBITDA should not be construed as an alternative to net income or loss or other income statement data (which are determined in accordance with U.S. GAAP) as an indicator of our performance or as a measure of liquidity and cash flows. Management’s method of calculating EBITDA and Adjusted EBITDA may differ materially from the method used by other companies and accordingly, may not be comparable to similarly titled measures used by other companies.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” we are not organized around specific products and services, geographic regions or regulatory environments. The Company currently operates in one geographic region within the State of Arizona, wherein each operating utility operates within the same regulatory environment.

While we report revenue, disaggregated by service type, on the face of our statement of operations, the Company does not manage the business based on any performance measure at the individual revenue stream level. We do not have any customers that contribute more than 10% to the Company’s revenues or revenue streams. Additionally, the chief operating decision maker uses consolidated financial information to evaluate our performance, which is the same basis on which he communicates our results and performance to our board of directors. It is upon this consolidated basis from which he bases all significant decisions regarding the allocation of our resources on a consolidated level. Based on the information described above and in accordance with the applicable literature, management has concluded that we are currently organized and operated as one operating and reportable segment.

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Revenues	$6,816	$7,622
Operating expenses	5,755	6,847
Operating income	1,061	775
Total other expense	(1,597)	(2,218)
Loss before income taxes	(536)	(1,443)
Income tax benefit	222	528
Net loss	$(314)	$(915)

Basic loss per common share	$(0.02)	$(0.05)
Diluted loss per common share	$(0.02)	$(0.05)

Revenues – The following table summarizes GWRI’s revenues for the three months ended March 31, 2016 and 2015 (in thousands).

	For the Three Months Ended March 31,
	2016	2015
Water services	$2,989	$3,893
Wastewater and recycled water services	3,807	3,602
Unregulated revenues	20	127
Total revenues	$6,816	$7,622

Total revenues decreased $806,000, or 10.6%, for the three months ended March 31, 2016 compared with the three months ended March 31, 2015. The decrease in revenues is due to the condemnation of the operations and assets of Valencia Water Company, which occurred in July 2015.  Adjusting for the condemnation of the operations and assets of Valencia Water Company, which contributed revenue of $1.2 million for the three months ended March 31, 2015, adjusted revenue increased $384,000 or 6.0% in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  The increase in adjusted revenues reflects the increase in rates related to Rate Decision No. 74364 in February 2014 combined with a 2.3% increase in active service connections and a 10.3% increase in consumption during the first quarter of 2016 compared to the first quarter of 2015.

Water Services – Water services revenues decreased $904,000, or 23.2%, to $3.0 million for the three months ended March 31, 2016 compared to $3.9 million for the three months ended March 31, 2015.  Adjusting for the condemnation of the operations and assets of Valencia Water Company, water services revenue for the three months ended March 31, 2016 increased $286,000 compared to the three months ended March 31, 2015.

Water services revenue based on consumption decreased $236,000, or 19.2% to $1.0 million from $1.2 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in revenue was primarily driven by a decrease in active water connections related to the condemnation of the operations and assets of Valencia Water Company.  Adjusting for the condemnation of the operations and assets of Valencia Water Company, which contributed $401,000 for the three months ended March 31, 2015, consumption revenue increased $166,000, or 20.1%, to $1.0 million for the three months ended March 31, 2016 compared to $824,000 for the three months ended March 31, 2015.  Adjusted consumption revenue increased due to the onset of new rates in 2016 combined with an increase in active water connections and an increase in consumption compared to 2015.

Active water connections decreased 23.9% to 20,068 as of March 31, 2016 from 26,362 as of March 31, 2015 as a result of the condemnation of the operations and assets of Valencia Water Company.  However, adjusting for the condemnation of the operations and assets of Valencia Water Company, active connections increased 2.2% to 20,068 as of March 31, 2016 from 19,643 as of March 31, 2015.

Water consumption decreased 22.5% to 382 million gallons for the three months ended March 31, 2016 from 493 million gallons for the three months ended March 31, 2015.  The decrease in consumption was primarily driven by the condemnation of the operations and assets of Valencia Water Company.  Adjusting for the condemnation of the operations and assets of Valencia Water Company, from which 147 million gallons were consumed for the three months ended March 31, 2015, water consumption increased 10.3% to 382 million gallons for the three months ended March 31, 2016 compared to 346 million gallons for the three months ended March 31, 2015.

Water services revenue associated with the basic service charge decreased $642,000, or 24.9%, to $1.9 million for the three months ended March 31, 2016 compared to $2.6 million for the three months ended March 31, 2015 due to the condemnation of the operations and assets of Valencia Water Company.  Adjusting for the condemnation of the operations and assets of Valencia Water Company, basic revenue increased $112,000, or 6.1%, to $1.9 million for the three months ended March 31, 2016 compared to $1.8 million for the three months ended March 31, 2015, reflecting growth in total active connections as well as an increase in rates due to Rate Decision No. 74364.

Wastewater and Recycled Water Services – Wastewater and recycled water services revenues increased $205,000, or 5.7%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase reflects the increase in rates related to Rate Decision No. 74364 as well as the increase of active connections, which increased 2.4% to 17,917 as of March 31, 2016 from 17,504 as of March 31, 2015.

Recycled water revenue, which is based on the number of gallons delivered, increased $39,000, or 60.1%, to $104,000 for the three months ended March 31, 2016 compared to $65,000 for the three months ended March 31, 2015.  The recycled water revenue increase is a function of an increase in rate and volume delivered.  The volume of recycled water delivered increased 18 million gallons, or

22.5%, to 99 million gallons for the three months ended March 31, 2016 from 81 million gallons for the three months ended March 31, 2015.

Unregulated Revenues – Unregulated revenues, which are primarily rental fees derived from leases of space on a utility-owned communications tower and the imputed revenue resulting from our public-private partnership with the City of Maricopa, decreased $107,000, or 84.3%, to $20,000 for the three months ended March 31, 2016 compared to $127,000 for the three months ended March 31, 2015.  The decrease in revenue was driven by the expiration of the temporary arrangement within the public-private partnership memorandum of understanding with the City of Maricopa starting in April 2014, wherein we agreed to offset the cash payment of our license fee through December 31, 2015 for miscellaneous utility related services the City of Maricopa required from the Company. These commitments were previously finalized, and the associated license fees were being accounted for as unregulated revenue until the expiration of the temporary arrangement on December 31, 2015.

Operating Expenses – The following table summarizes the Company’s operating expenses for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Operations and maintenance	$1,612	$1,860
Operations and maintenance - related party	472	611
General and administrative	2,054	2,064
Depreciation	1,617	2,312
Total operating expenses	$5,755	$6,847

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, contract services and property tax, decreased $248,000, or 13.3%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Total personnel costs decreased $151,000, or 24.8%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to a decrease in personnel related to the condemnation of the operations and assets of Valencia Water Company.  Adjusting for the condemnation of the operations and assets of Valencia Water Company, personnel expenses increased $11,000, or 2.4%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  Adjusted personnel expense increased due to an increase in operational salary and wage expense for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Utilities and power expenses decreased $91,000, or 22.2%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  Utilities and power expense decreased as a result of the condemnation of the operations and assets of Valencia Water Company.  Adjusting for the condemnation of the operations and assets of Valencia Water Company, utilities and power expense increased $2,000, or 0.6%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Chemicals, consumables and supplies expenses increased $38,000, or 27.9% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  Chemicals, consumables and supplies increased $54,000, or 45.3% due to the additional chemicals being required to ensure optimal operation of the wastewater facility in readiness for the 2016 planned capital expansions at our Palo Verde wastewater recycling facility.  These additional costs were offset by the condemnation of the operations and assets of Valencia Water Company, which contributed $16,000 for the three months ended March 31, 2015.

Contract service expenses decreased $15,000, or 23.1%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  Adjusting for the condemnation of the operations and assets of Valencia Water Company, contract service expenses increased $6,400, or 14.7%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Property taxes decreased $25,000, or 4.8%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  Adjusting for the condemnation of the operations and assets of Valencia Water Company, property taxes increased $49,000, or 11.0%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues of the Company. As revenues increase, we expect that property taxes will continue to increase.

Operations and Maintenance – Related Party – Operations and maintenance related party expenses are for service fees paid to FATHOM™ with respect to billing, customer service and other support provided to the Company’s regulated utilities.  FATHOM™

service fees totaled $472,000 for the three months ended March 31, 2016 compared to $611,000 for the three months ended March 31, 2015. FATHOM™ service fees decreased as a result of the condemnation of the operations and assets of Valencia Water Company, which contributed $156,000 in expenses for the three months ended March 31, 2015.

General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent and regulatory fees. These costs decreased $10,000, or 0.5%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Personnel costs decreased $40,000, or 4.2%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  Personnel costs primarily decreased as a result of a $92,000 decrease in employee related taxes related to certain one-time deferred compensation payments in the first quarter of 2015, which were partially offset by an increase of $27,000 in salary and wages expense and a $25,000 increase in deferred compensation.

Regulatory expense decreased $11,000, or 20.4%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  Regulatory expenses decreased as a result of the condemnation of the operations and assets of Valencia Water Company.   Adjusting for the condemnation of the operations and assets of Valencia Water Company, regulatory expense decreased $1,500, or 3.4%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  The regulatory expense is primarily due to amortization of deferred rate case costs incurred during the latest rate case that resulted in Rate Decision No. 74364 in February 2014.  Amortization of the deferred rate case costs began in January 2015 in conjunction with the onset of new rates.

Professional fees, which include legal and accounting costs, decreased $16,000, or 3.3%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  Professional fees decreased as a result of a reduction in legal fees of $26,000, or 17.7%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  The decrease in legal fees in the 2016 period reflects the legal expenses incurred in relation to the agreements signed in the first quarter of 2015 for the stipulated condemnation of the operations and assets of Valencia Water Company, which were partially offset by legal expenses incurred in relation to our recent private letter ruling.

Miscellaneous expenses increased $18,000 or 11.0% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  This increase is primarily related to an increase of $23,000 in information technology services related to our recent corporate transactions.

Depreciation – Depreciation expense decreased by $695,000, or 30.1%, to $1.6 million for the three months ended March 31, 2016.  This decrease is primarily related to the condemnation of the operations and assets of Valencia Water Company which recorded depreciation of approximately $534,000 for the three months ended March 31, 2015 in addition to certain assets reaching the end of their useful life and, therefore, having been fully depreciated.

Other Income (Expense) – Other income (expense) totaled $1.6 million of net expense for the three months ended March 31, 2016 compared to $2.2 million of net expense for the three months ended March 31, 2015. Total other income (expense) primarily consists of interest expense and other miscellaneous gains and losses. Other expense decreased approximately $621,000 primarily due to a $257,000 decrease in interest expense related to the retirement of the MidFirst loan in July 2015, and the loss of $176,000 recorded for the three months ended March 31, 2015 related to the classification of Willow Valley’s assets as held for sale.  In addition to the reductions in expense, we had $252,000 of income for the three months ended March 31, 2016 attributed to the Valencia Water Company earn out compared to no income for the three months ended March 31, 2015 attributed to such earn out.  The Valencia Water Company earn out provides for the payment of $3,000 for each new meter installed within our prior service area over a 20-year period, beginning January 1, 2015.  Lastly, for the three months ended March 31, 2016, the Company recorded a loss of $188,000 on its equity method investment in FATHOM™ compared to a loss of $44,000 for the three months ending March 31, 2015.

Income Tax Benefit – Income tax benefit decreased $306,000 to $222,000 for the three months ended March 31, 2016 compared to a benefit of $528,000 for the three months ended March 31, 2015, primarily in relation to current period losses.

Net Loss – The Company's net loss totaled $314,000 for the three months ended March 31, 2016 compared to a net loss of $915,000 for the three months ended March 31, 2015. The $601,000 improvement for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is primarily attributed to the reduction of interest related to the retirement of the MidFirst loan in July 2015, the Valencia Water Company earn out and the $86,000 net loss recorded for the Valencia Water Company for the three months ended March 31, 2015, combined with an increase in rates related to Rate Decision No. 74364 and an increase in active connections.

EBITDA and Adjusted EBITDA – EBITDA totaled $2.9 million for the three months ended March 31, 2016 compared to $2.9 million for the three months ended March 31, 2015.

Adjusted EBITDA totaled $3.1 million for the three months ended March 31, 2016 compared to $3.2 million for the three months ended March 31, 2015.

A reconciliation of Net Loss to EBITDA and Adjusted EBITDA in the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Net loss	$(314)	$(915)
Income tax benefit	(222)	(528)
Interest income	(3)	(2)
Interest expense	1,822	2,079
Depreciation	1,617	2,312
EBITDA(1)	$2,900	$2,946
Writedown of Willow Valley assets held for sale	-	176
Equity investment losses	188	44
EBITDA Adjustments	188	220
Adjusted EBITDA(2)	$3,088	$3,166

(1)

EBITDA is defined as income or loss before interest, income taxes, depreciation and amortization. EBITDA is not a recognized measure under U.S. GAAP and does not have a standardized meaning prescribed by U.S. GAAP. Therefore, EBITDA may not be comparable to similar measures presented by other companies. The table above reconciles EBITDA to net income (loss). See “Cautionary Statement Regarding Non-GAAP Measures” for further information regarding EBITDA.

(2)

Adjusted EBITDA is defined as EBITDA excluding the gain or loss related to (i) non-recurring events and (ii) equity method investment.  Adjusted EBITDA is not a recognized measure under U.S. GAAP and does not have a standardized meaning prescribed by U.S. GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other companies. The table above reconciles EBITDA to Adjusted EBITDA. See “Cautionary Statement Regarding Non-GAAP Measures” for further information regarding EBITDA.

Outstanding Share Data

As of June 9, 2016, there were 19,581,266 shares of common stock of GWRI outstanding and options to acquire an additional 372,422 shares of common stock of GWRI.

Liquidity and Capital Resources

The Company’s capital resources are provided by internally generated cash flows from operations as well as debt and equity financing. Additionally, the Company’s regulated utility subsidiaries receive advances and contributions from customers, home builders and real estate developers to partially fund construction necessary to extend service to new areas. The Company uses its capital resources to:

•	fund operating costs;
•	fund capital requirements, including construction expenditures;
•	make debt and interest payments; and
•	invest in new and existing ventures.

The Company’s utility subsidiaries operate in rate-regulated environments in which the amount of new investment recovery may be limited; such recovery will take place over an extended period of time because recovery through rate increases is subject to regulatory lag.

As of March 31, 2016, the Company had notable near-term cash expenditure obligations. Most significantly, the Company has approximately $9.0 million of debt and capital lease interest and principal payments due before March 31, 2017. While specific facts and circumstances could change, we believe that we have sufficient cash on hand and will be able to generate sufficient cash flows to meet our required debt service and operating cash flow requirements as well as remain in compliance with our debt covenants for at least the next twelve months.

In March 2014, we initiated a dividend program to declare and pay a monthly dividend. The initial monthly dividend was C$0.0220 per share. The dividend was increased to C$0.0240 per share in November 2014, to C$0.0260 per share in March 2015 and C$0.0283 per share in July 2015.  With the completion of the merger of GWRC into the Company, we intend to pay a regular monthly dividend on our common stock of at least $0.02 per share ($0.24 per share annually).  Although we expect monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of the Company’s board of directors.

Cash from Operating Activities – Cash flows provided by operating activities are used for operating needs and to meet capital expenditure requirements. The Company’s future cash flows from operating activities will be affected by economic utility regulation, infrastructure investment, growth in service connections, customer usage of water, compliance with environmental health and safety standards, production costs, and weather and seasonality.

For the three months ended March 31, 2016 and March 31, 2015, the Company’s net cash provided by operating activities totaled $2.4 million and $764,000, respectively. The $1.7 million increase in cash from operating activities was primarily driven by a $1.4 million payout of accrued PSU expense for the three months ended March 31, 2015 compared to a deferred compensation payout of only $46,000 for the three months ended March 31, 2016. Further, operating cash flows are affected by the timing of the recording and settlement of accounts payable and other accrued liabilities.

Cash Used In Investing Activities – The Company’s net cash used in investing activities totaled $1.4 million for the three months ended March 31, 2016 compared to $1.3 million for the three months ended March 31, 2015. The $38,000 change was primarily driven by a $952,000 increase in capital expenditures for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, net of a net $925,000 decrease in funds advanced to GWRC for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

The Company continues to invest capital prudently in its existing, core service areas where the Company is able to deploy its Total Water Management model and as service connections grow. This includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. We expect to embark on a program during the coming years to accelerate certain capital expenditures that can both increase capacity and reduce expenses.  The Company’s projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Used In Financing Activities – For the three months ended March 31, 2016 and March 31, 2015, the Company’s net cash used in financing activities totaled $1.2 million and $1.3 million, respectively. The $141,000 decrease in cash used in financing activities in the 2016 period was principally driven by $196,000 of debt repayments related to the MidFirst loan, which was retired in July 2015.

Tax Exempt Bonds – The Company issued tax-exempt bonds through The Industrial Development Authority of the County of Pima in the amount of $36,495,000 on December 28, 2006; $53,624,000, net of a discount of $511,000, on November 19, 2007; and $24,550,000 on October 1, 2008. The Series 2006, 2007 and 2008 bonds have interest payable semiannually on the first of June and December. Recurring payments of principal are payable annually on the first of December for the Series 2006, 2007 and 2008 Bonds. Proceeds from these bonds were used for qualifying costs of constructing and equipping the water and wastewater treatment facilities of our subsidiaries, Palo Verde and Santa Cruz. The Company has not granted any deed of trust, mortgage, or other lien on property of Santa Cruz or Palo Verde. These bonds are secured by a security agreement that gives the trustee rights to the net operating income generated by our Santa Cruz and Palo Verde utilities. The tax-exempt bonds require we maintain a minimum debt service coverage ratio of 1.10:1.00, tested annually based on the combined operating results of our Santa Cruz and Palo Verde utilities.

On May 20, 2016, the Company entered into a note purchase agreement to issue two series of senior secured notes with a total principal balance of $115.0 million, which proceeds we intend to use to refinance the existing tax exempt bonds.  The transaction is expected to close on June 24, 2016.

Insurance Coverage

The Company carries various property, casualty and financial insurance policies with limits, deductibles and exclusions consistent with industry standards. However, insurance coverage may not be adequate or available to cover unanticipated losses or claims. The Company is self-insured to the extent that losses are within the policy deductible or exceed the amount of insurance maintained. Such losses could have a material adverse effect on the Company’s short-term and long-term financial condition and the results of operations and cash flows.

Critical Accounting Policies, Judgments and Estimates

The application of critical accounting policies is particularly important to the Company’s financial condition and results of operations and provides a framework for management to make significant estimates, assumptions and other judgments. Additionally, the Company’s financial condition, results of operations and cash flow are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. Although the Company’s management believes that these estimates, assumptions and other judgments are appropriate, they relate to matters that are inherently uncertain and that may change in subsequent periods. Accordingly, changes in the estimates, assumptions and other judgments applied to these accounting policies could have a significant impact on the Company’s financial condition and results of operations as reflected in the Company’s financial statements.

There has been no significant changes to our critical accounting policies from those disclosed under “Managements’ Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our final prospectus filed with the SEC on April 28, 2016 pursuant to Rule 424(b).

Off Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Office and Chief Financial Officer, reviewed and evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing them with timely material information relating to the Company.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we may, from time to time, be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. To our knowledge, we are not involved in any legal proceeding which is expected to have a material effect on us.

ITEM 1A.	RISK FACTORS

We may have difficulty accomplishing our growth strategy within and outside of our current service areas. This would cause us to rely more heavily on regulatory rate increases to increase our revenues, which we may not apply for before May 31, 2017 for our utilities that service approximately 94.9% of our active service connections.

Our ability to expand our business, both within our current service areas and into new areas, involves significant risks, including, but not limited to:

•	not receiving or maintaining necessary regulatory permits, licenses or approvals;
•	downturns in economic or population growth and development in our service areas;
•

risks related to planning and commencing new operations, including inaccurate assessment of the demand for water, engineering and construction difficulties and inability to begin operations as scheduled;

•	droughts or water shortages that could increase water conservation efforts to a point that materially reduces revenue;
•	regulatory restrictions or other factors that could adversely affect our access to sources of water supply;

•	our potential inability to identify suitable acquisition opportunities or to form the relationships with developers and municipalities necessary to form strategic partnerships; and
•	barriers to entry presented by existing water utilities in prospective service areas.

If we are unable to execute our growth strategy effectively, we will need to rely more heavily on regulatory rate increases to increase our revenue. However, recent Rate Decision No. 74364 stipulates that Santa Cruz and Palo Verde, which service approximately 94.9% of our active service corrections, may not file for another rate increase before May 31, 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Rate Case Activity” for additional information.

Our operations of regulated utilities are currently located exclusively in the state of Arizona, which increases the impact of local conditions on our results of operations.

The customers of our regulated utilities are currently located exclusively in the state of Arizona. As a result, we cannot diversify or mitigate the risks presented by local regulatory, economic, demographic and weather conditions in this area. An adverse change in any of these conditions would therefore affect our profitability, results of operations, liquidity and cash flows more significantly than if our utilities also operated in other geographic areas.

Our active service connections are primarily concentrated in one water utility and one wastewater utility.

At March 31, 2016, we had 37,985 active service connections, of which approximately 94.9% are serviced by our Santa Cruz water utility and our Palo Verde wastewater utility. Both our Santa Cruz and Palo Verde utilities are located in the same service area. If, for any reason, including those described below under “—Any disruption or problem at our facilities could increase our expenses,” either of these utilities are unable to service this service area, our ability to conduct our business would be adversely affected.

We face competition for new service areas and acquisition targets.

We face competition from other water and wastewater utilities for new service areas and with respect to acquisition of smaller utilities. These competitors consist primarily of municipalities and investor-owned utilities seeking expansion opportunities. Some of our competitors are larger than we are and have more resources and access to capital than we do. If we are unable to compete effectively for new service areas and acquisitions of existing utilities, our ability to increase our rate base and revenue could be adversely affected.

Operating costs, construction costs and costs of providing services may rise faster than revenue.

The ability to increase rates over time is dependent upon approval of rate increases by utility regulators, which may be inclined, for political or other reasons, to limit rate increases. However, our costs are subject to market conditions and other factors, and may increase significantly. The second largest component of our operating costs after water production is made up of salaries and wages. These costs are affected by the local supply and demand for qualified labor. Other large components of our costs are general insurance, workers compensation insurance, employee benefits and health insurance costs. These costs may increase disproportionately to rate increases authorized by utility regulators and may have a material adverse effect on our financial condition and results of operations.

We may have difficulty recruiting and retaining qualified personnel, and due to the technical and specialized nature of our business, our profitability may suffer if we do not have the necessary workforce.

Our plants require some of our employees to be certified operators of record, a designation requiring specialized training and certification in water and wastewater systems. As workers with these qualifications retire in the industry, we may be unable to replace them readily in view of the relatively low number of younger workers that we believe are entering the workforce to pursue this line of work. Our operations require a variety of other technical skills and specialties in the areas of engineering, systems analysis, laboratory work and equipment repair, and we may have difficulty recruiting and retaining personnel with these skills. If we cannot maintain an employee base with the skills necessary to conduct our operations, our efficiency, margins and ability to expand our business could be adversely affected.

Any disruption or problem at our facilities could increase our expenses.

A natural disaster (such as an earthquake, fire or flood) or an act of terrorism could cause substantial delays in our operations, damage or destroy our equipment or facilities and cause us to incur additional expenses and lose revenue. The insurance we maintain against natural disasters may not be adequate to cover our losses in any particular case, which would require us to expend significant resources to replace any destroyed assets, thereby materially and adversely affecting our financial condition and prospects.

Our growth depends significantly on increased residential and commercial development in our service areas, and if developers or builders are unable to complete additional residential and commercial projects, our revenue may not increase.

The growth of our customer base depends almost entirely on the success of developers in developing residential and commercial properties within our “Certificate of Convenience and Necessity” areas. A Certificate of Convenience and Necessity is a permit issued by the ACC allowing a public service corporation to serve a specified area, and preventing other public service corporations from offering the same services within the specified area, which we refer to as “service areas.” Real estate development is a cyclical industry and the growth rate of development, especially residential development, since 2006, both nationally and in Arizona has been below historical rates. The sale of, for instance, single family residences is affected by a number of national and regional economic factors, including:

•interest rates and general levels of economic output;

•levels of activity in the local real estate market;

•the state of domestic credit markets, mortgage standards and availability of credit;

•competition from other builders and other projects in the area and other states;

•federal programs to assist home purchasers;

•costs and availability of labor and materials;

•government regulations affecting land development, homebuilding and mortgage financing;

•availability of financing for development and for home purchasers;

•changes in the income tax treatment of real property ownership;

•unexpected increases in development costs;

•increased commute times and fuel costs that may adversely affect the desirability of outlying suburbs;

•availability of, among other things, other utilities, adequate transportation and school facilities; and

•environmental problems with such land.

While many developers presently hold necessary zoning approvals, land development within our service areas could also be affected by changes in governmental policies, including, but not limited to, governmental policies to restrict or control development. This may include, for example, actions by the local school districts to restrict admissions to local schools because of inadequate classroom space or, because of other problems, such as failure by local municipalities to approve plats for the development. An increase in current residential foreclosure rates or a deep or prolonged slowdown of the development process and the related absorption rate within the various developments in our service areas because of any or all of the foregoing could materially and adversely affect growth of our customer base and the generation of revenue.

Many national builders and developers in our service areas own or control substantial amounts of the developable land in these areas. There can be no assurance that these builders and developers have the financial capability to continue and complete their developments. Moreover, given that there are limited restrictions on the ability of developers to sell parcels (or portions thereof), developers may continue to transfer ownership of parcels (or portions thereof) within our service areas to other developers and homebuilders and others prior to completion of development, who may then sell to, among others, ultimate homeowners. There can be no assurance that any subsequent owners will have the financial capabilities to complete development of any land so acquired.

A deep or prolonged slowdown of the development process and growth rate within the various developments in our service areas could materially and adversely affect the growth of our customer base.

Development in our service areas is also contingent upon construction or acquisition of major public improvements, such as arterial streets, drainage facilities, telephone and electrical facilities, recreational facilities, street lighting and local in-tract improvements (e.g., site grading). Many of these improvements are built by municipalities with public financing, and municipal resources and access to capital may not be sufficient to support development in areas of rapid population growth. If municipalities, developers, builders or homeowners are unable, financially or otherwise, to make the improvements necessary to complete new residential or commercial developments, our potential revenue growth from new water and wastewater connections within such developments would be reduced.

New or stricter regulatory standards or other governmental actions could increase our regulatory compliance and operating costs, which could cause our profitability to suffer, particularly if we are unable to increase our rates to offset such costs.

In Arizona, water and wastewater utilities are subject to regulation by water, environmental, public utility and health and safety regulators, and we are required to obtain environmental permits from governmental agencies in order to operate our facilities. Regulations relate to, among other things, standards and criteria for drinking water quality and for wastewater discharges, customer service and service delivery standards, waste disposal and raw groundwater abstraction limits and rates and charges for our regulated services. There may be instances in the future when we are not in or cannot achieve compliance with new and evolving laws, regulations and permits without incurring additional operating costs. For example, in 2006, the U.S. Environmental Protection Agency (“EPA”) implemented a new arsenic maximum contaminant level, which effectively required the installation and operation of costly arsenic treatment systems at many of our water production facilities.

Our costs of complying with current and future governmental laws and regulations could adversely affect our business or results of operations. If we fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators and our operations could be curtailed or shut down. We may also be exposed to product liability or breach of contract claims by third parties resulting from our noncompliance. These laws and regulations are complex and change frequently, and these changes may cause us to incur costs in connection with the remediation of actions that were lawful when they were taken.

We may incur higher compliance or remediation costs than expected in any particular period and may not be able to pass those increased costs along to our customers immediately through rate increases or at all. This is because we must obtain regulatory approval to increase our rates, which can be time-consuming and costly and our requests for increases may not be approved in part or in full.

We are required to test our water quality for certain parameters and potential contaminants on a regular basis. If the test results indicate that parameters or contaminants exceed allowable limits, we may be required either to commence treatment to remedy the water quality or to develop an alternate water source. Either of these outcomes may be costly, and there can be no assurance that the regulatory authorities would approve rate increases to recover these additional compliance costs. In addition, by the time that test results are available, contaminated water may have been provided to customers, which may result in liability for us and damage our reputation.

In addition, governments or government agencies that regulate our operations may enact legislation or adopt new requirements that could have an adverse effect on our business, including:

•	restricting ownership or investment;
•	providing for the expropriation of our assets by the government through condemnation or similar proceedings;
•	providing for changes to water and wastewater quality standards;
•	requiring cancellation or renegotiation of, or unilateral changes to, agreements relating to our provision of water and wastewater services;
•	changing regulatory or legislative emphasis on water conservation in comparison to other goals and initiatives;
•	promoting an increase of competition among water companies within our designated service areas;
•	requiring the provision of water or wastewater services at no charge or at reduced prices;
•	restricting the ability to terminate services to customers whose accounts are in arrears;
•	restricting the ability to sell assets or issue securities;
•

adversely changing tax, legal or regulatory requirements, including environmental requirements and the imposition of additional requirements and costs on our operations, including but not limited to changes adopted in response to regulatory measures to address global climate change;

•	changes in the charges applied to raw water abstraction;
•	changes in rate making policies; or

•

restrictions relating to water use and supply, including restrictions on use, increased offsetting groundwater replenishment obligations, changes to the character of groundwater rights and settlement of Native American claims.

We may not be permitted to increase our rates, which may necessitate a reduction of our capital investments and operating costs.

Our utility subsidiaries are regulated as public service corporations by the ACC. Our utility subsidiaries file general rate cases for rates they charge for services which are established by the ACC in accordance with Arizona law, which grants considerable discretion to the ACC. If requested rate increases are not allowed, we may have to reduce our costs of capital and operating costs. The members of the ACC are selected by the voters in statewide elections and are often responsive to complaints by ratepayers about proposed rate increases. Moreover, even if the ACC ultimately agrees that some rate relief is necessary, the relief can only be obtained after a formal and lengthy proceeding before the ACC. There can be no assurance that rate increases we request would be approved by the ACC.

The operations of our utility subsidiaries are subject to other various federal, state and local laws, regulations and ordinances, including without limitation, the jurisdiction of the Arizona Department of Environmental Quality, Arizona Department of Water Resources, City of Maricopa, Arizona, City of Casa Grande, Arizona, Maricopa, Pinal and Mohave Counties, EPA, the Maricopa Association of Governments and the Central Arizona Association of Governments. Existing laws, regulations and ordinances can be amended, or new laws, regulations or ordinances may be enacted, and the requirements of compliance may change. Continued benefits we receive under existing laws can be withdrawn or become unavailable or more costly. In addition, enforcement practice may become more stringent. As a result, governmental regulatory action and changes in law could adversely affect our financial condition and results of operations if we face delays and difficulties in obtaining approval to raise rates, and if there is a significant gap between the timing of increased expenses and our ability to recover those expenses, or if we are unable to obtain approval to recover expenses, our profitability, results of operations, liquidity and cash flows would be adversely affected.

Changes to environmental and other regulation may require us to alter our existing treatment facilities or build additional facilities.

To comply with federal, state and local environmental laws, our existing facilities may need to be altered or replaced. Altered and new facilities and other capital improvements must be constructed and operated in accordance with multiple requirements, including, in certain cases, an Aquifer Protection Permit issued by the Arizona Department of Environmental Quality, Arizona Pollution Discharge Elimination System permits from the Arizona Department of Environmental Quality and an air quality permit from Maricopa or Pinal Counties. The provision of potable water is subject to, among others, the requirements of the federal Safe Drinking Water Act, and effluent from wastewater treatment facilities must comply with other requirements. Regulated contaminants and associated maximum contaminant levels may change over time, requiring us to alter or build additional treatment facilities. We are also subject to regulation as an employer, property owner and business operator in the State of Arizona. Failure by us to observe the conditions and comply with the requirements of these permits and other applicable laws and regulations could result in delays, additional costs, fines and other adverse consequences up to and including inability to proceed with development in our service areas.

We are subject to environmental risks that may subject us to clean-up costs or litigation that could adversely affect our business, operating results, financial condition and prospects.

Under various federal and state environmental laws, regulations, ordinances and other requirements, a current or previous owner or operator of real property or a facility may be liable for the costs of removal, remediation or containment of hazardous or toxic substances on, under, in or released from such property. These liabilities are not limited to a potential effect on our water supply and include, but are not limited to, liabilities associated with air, soil, or groundwater contamination at any real estate or facilities we own or operate, including liabilities assumed in an acquisition of another utility. Environmental laws often impose liability regardless of whether the owner or operator knew of or was responsible for the presence of the hazardous or toxic substances. Although we currently conduct environmental screening assessments on new properties that we propose to acquire or use to identify significant sources of contaminants on surrounding properties, these assessments are not comprehensive, nor have they been conducted for all of the property owned or used by us. As a result, hazardous or toxic substances may exist at properties owned or used by us. If hazardous or toxic substances are discovered at real property or facilities owned or used by us (including a landfill owned by another party that is used by us for disposal of hazardous substances), we could incur significant remediation costs, liability exposure or litigation expenses that could adversely affect our profitability, results of operations, liquidity and cash flows.

Any failure of our network of water and wastewater pipes and water reservoirs could result in losses and damages that may affect our financial condition and reputation.

Our utilities distribute water and collect wastewater through an extensive network of pipes and store water in reservoirs located across our service areas. A failure of major pipes or reservoirs could result in injuries and property damage for which we may be liable. The failure of major pipes and reservoirs may also result in the need to shut down some facilities or parts of our network in order to conduct repairs. Any failures and shutdowns may limit our ability to supply water in sufficient quantities to customers and to meet the water and wastewater delivery requirements prescribed by applicable utility regulators, which would adversely affect our financial condition, results of operations, cash flow, liquidity and reputation.

We rely on information technology systems to assist with the management of our business and customer relationships. A disruption of these systems could adversely affect our business and operations.

Our information technology systems and the information technology functions that are outsourced to the FATHOMTM business, which we previously owned, are an integral part of our business. For example, FATHOMTM systems allow us to read water meters remotely, identify high water usage and identify water theft from disconnected meters. FATHOMTM systems also provide contracted services and back-office technologies and systems to bill our customers, provide customer service, manage certain financial records and track assets and accounts receivable collections. A disruption of our information technology systems or the FATHOMTM systems could significantly limit our ability to manage and operate our business efficiently, which in turn could cause our business to suffer and cause our results of operations to be reduced.

Further, our information technology systems and the FATHOMTM systems are vulnerable to damage or interruption from:

•power loss, computer systems failures and internet, telecommunications or data network failures;

•operator negligence or improper operation by, or supervision of, employees;

•physical and electronic loss of customer data or security breaches, misappropriation and similar events;

•computer viruses;

•intentional acts of vandalism and similar events; and

•fires, floods, earthquakes and other natural disasters.

Damages or interruptions to our information technology systems or the FATHOMTM systems may result in physical and electronic loss of customer or financial data, security breaches, misappropriation and similar events. These issues could prevent us from issuing billings timely, which could impact revenue, or could negatively impact the efficient operations of the business, resulting in additional costs. The lack of redundancy for some of our IT systems or the FATHOMTM systems, including billing systems, could exacerbate the impact of any of the foregoing events.

Our utilities business is subject to seasonal fluctuations and other weather-related conditions, such as droughts, which could adversely affect the supply of and demand for our services and our results of operations.

We depend on an adequate water supply to meet the present and future needs of our customers. Whether we have an adequate water supply depends upon a variety of factors, including underground water supply from which groundwater is pumped, the rate at which it is recharged by rainfall and snowpack and changes in the amount of water used by our customers. In particular, the arid western U.S. region, which includes our present and potential service areas, has been required to deal with general conditions of water scarcity exacerbated by extended periods of drought.

Drought conditions could interfere with our sources of water supply and could adversely affect our ability to supply water in sufficient quantities to our existing and future customers. For example, our utilities have acted in the past as interim operators for several smaller troubled water systems, at the request of the ACC. In one such instance, the onsite well, which was the single source of water, ran dry due to aquifer decline. As a result, we were forced to haul water to the system for several years at a considerable cost. Any future interruption to our water supply or restrictions on water usage during drought conditions or other legal limitations on water use could result in decreased customer billing and lower revenues or higher expenses that we would not be able to recoup without prior regulatory approval for a rate increase, which may not be granted. See “—We may not be permitted to increase our rates, which may necessitate a reduction of our capital investments and operating costs.” These conditions could also lead to increases in capital expenditures needed to build infrastructure to secure alternative water sources. Furthermore, customers may use less water even after a drought has ended because of conservation patterns developed during the drought. Population growth could also decline under drought conditions as individuals and businesses move out of the area or elect not to relocate there. Lower water use for any reason could lead to lower revenue.

Demand for water is seasonal and varies with temperature and rainfall levels. If temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the demand for our water may decrease, which would adversely affect our profitability, results of operations, liquidity and cash flows. Consequently, the results of operations for one quarter are not necessarily indicative of results for future quarters or the full year.

Funds from our infrastructure coordination and financing agreements are dependent on development activities by developers which we do not control and are also subject to certain regulatory requirements.

In the past, we extended water and wastewater infrastructure financing to developers and builders through infrastructure coordination and financing agreements. These agreements are contracts with developers or builders in which we coordinate and fund the construction of water, wastewater and recycled water facilities that will be owned and operated by our regulated subsidiaries in advance of completion of developments in the area. Our investment can be considerable, as we phase-in the construction of facilities in accordance with a regional master plan, as opposed to a single development. Developers and builders pay us agreed-upon fees upon the occurrence of specified development events for their development projects. The ACC requires us to record a portion of the funds we receive under infrastructure coordination and financing agreements as “contributions in aid of construction,” which are funds or property provided to a utility under the terms of a collection main extension agreement and/or service connection tariff, the value of which are not refundable. Amounts received as contributions in aid of construction reduce our rate base once expended on utility plants.

The developer is not required to pay the bulk of the agreed-upon fees until a development receives platting approval. Accordingly, we cannot always accurately predict or control the timing of the collection of our fees. If a developer encounters difficulties, such as during a real estate market downturn, that result in a complete or partial abandonment of the development or a significant delay in its completion, we will have planned, built and invested in infrastructure that will not be supported by development and will not generate either payments under the applicable infrastructure coordination and financing agreement or cash flows from providing services. As a result, our return on our investment and cash flow stream could be adversely affected.

In August 2013, we entered into a settlement agreement with ACC staff, the Residential Utility Consumers Office, the City of Maricopa and other the parties to a rate case, which established the policy by which infrastructure coordination and financing agreement fees will be treated going forward. The settlement also prohibits us from entering into new infrastructure coordination and financing agreements. In February 2014, the rate case proceedings were completed and the ACC issued Rate Decision No. 74364, approving the settlement agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Rate Case Activity” for additional information.

Risks associated with the collection, treatment and disposal of wastewater and the operation of water utilities may impose significant costs that may not be covered by insurance, which could result in increased insurance premiums.

The wastewater collection, treatment and disposal operations of our utilities are subject to substantial regulation and involve significant environmental risks. If collection or sewage systems fail, overflow or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, potentially causing damage to persons or property, injury to the environment including aquatic life and economic damages, which may not be recoverable in rates. This risk is most acute during periods of substantial rainfall or flooding, which are the main causes of sewer overflow and system failure. Liabilities resulting from such damage could adversely and materially affect our business, results of operations and financial condition. Moreover, in the event that we are deemed liable for any damage caused by overflow, losses might not be covered by insurance policies, and such losses may make it difficult to secure insurance in the future at acceptable insurance premium rates. Similarly, any related business interruption or other losses might not be covered by insurance policies, which would also make it difficult for us to secure insurance in the future at acceptable insurance premium rates.

We may also incur liabilities under environmental laws and regulations requiring investigations and cleanup of environmental contamination at our properties or at off-site locations where there have been adverse environmental impacts. The discovery of previously unknown conditions, or the imposition of cleanup obligations in the future, could result in significant costs, and could adversely affect our financial condition, results of operations, cash flow and liquidity. Such remediation losses may not be covered by insurance policies and may make it difficult for us to secure insurance in the future at acceptable insurance premium rates.

Inadequate water and wastewater supplies could have a material adverse effect upon our ability to achieve the customer growth necessary to increase our revenues.

In many areas of Arizona (including certain areas that we service), water supplies are limited and, in some cases, current usage rates exceed sustainable levels for certain water resources. As discussed above, we currently rely predominantly (and are likely to continue to rely) on the pumping of groundwater and the generation and delivery of recycled water for non-potable uses to meet future demands in our service areas. At present, groundwater (and recycled water derived from groundwater) is the primary water supply available to us.

We do not currently anticipate any short-term concerns with physical, legal, or continuous availability issues in our service areas. Regardless, the supply of groundwater in Central Arizona, while considerable, is also ultimately finite, closely regulated and geographically limited. In areas where we have not applied for a “Designation of Assured Water Supply,” which is a decision and order issued by the director of the Arizona Department of Water Resources designating a private water company provider as having an adequate water supply, we have not performed hydrological studies or modeling to evaluate the amount of groundwater likely to be available to meet present and expected future demands. Insofar as we intend to rely on the pumping of groundwater and the generation and delivery of recycled water to meet future demands in our current service areas, our ability and/or the ability of developers inside of our service areas to meet regulatory requirements and to demonstrate assured and adequate water supplies is essential to the continued growth of our service connections and our capacity to supply water to our customers.

Insufficient availability of water or wastewater treatment capacity could materially and adversely affect our ability to provide for expected customer growth necessary to increase revenues. We continuously look for new sources of water to augment our reserves in our service areas, but have not yet obtained surface water rights. Our ability to obtain such rights may depend on factors beyond our control, such as the future availability of Colorado River water supplies. We also plan to construct facilities and obtain the necessary permits to recharge recycled water to stretch and augment our existing and planned future water supplies, but do not yet have this capability in all of our service areas. As a result, it is possible that, in the future, we will not be able to obtain sufficient water or water supplies to increase customer growth necessary to increase or even maintain our revenues.

There is no guaranteed source of water.

Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Regulatory restrictions on the use of groundwater and the development of groundwater wells, lack of available water rights, drought, overuse of local or regional sources of water, protection of threatened species or habitats or other factors, including climate change, may limit the availability of ground or surface water.

As stated above, our primary source of water is pumping of groundwater from aquifers within service areas. In the event that our wells cannot meet customer demand, we can purchase water from surrounding municipalities, agencies and other utilities. However, the cost of purchasing water is typically more expensive than producing it. Furthermore, these alternative sources may not always have an adequate supply to sell to us.

To date, we have been able to produce enough water to meet current customer requirements. However, no assurance can be given that we will be able to produce or purchase enough water to fully satisfy future customer demand. We can make no guarantee that we will always have access to an adequate supply of water that will meet all quality standards, or that the cost of water will not adversely affect our operating results.

If we are unable to access adequate water supplies, we may be unable to satisfy all customer demand, which could result in rationing. Rationing may have an adverse effect on cash flow from operations.

Water shortages may affect us in a variety of ways. For example, water shortages could:

•	adversely affect water supply mix by causing us to rely on more expensive purchased water;
•	adversely affect operating costs;
•	increase the risk of contamination to water systems due to the inability to maintain sufficient pressure;
•

increase capital expenditures for building pipelines to connect to alternative sources of supply, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of customers and reservoirs and other facilities to conserve or reclaim water; and

•

result in regulatory authorities refusing to approve new service areas if an adequate water supply cannot be demonstrated, and restrictions on new customer connections may be imposed in existing service areas if there is not sufficient water.

We may or may not be able to recover increased operating and construction costs as a result of water shortages on a timely basis, or at all, for our regulated systems through the rate setting process.

The nature of our business exposes us to various liability claims, which may exceed the level of our insurance coverage and thereby not be reimbursed fully by insurance proceeds, or not be covered by our insurance at all, and may also make it difficult for us to obtain insurance coverage at affordable rates.

In recent years, societal factors have resulted in increased litigation and escalating monetary claims against industries and employers. Although the national insurance market currently provides insurance coverage at affordable premiums, there is no guarantee this will continue or that we will continue to be able to obtain coverage against catastrophic claims and losses. While we may self-insure for some risks in the future, should an uninsured or underinsured loss occur, we may be unable to meet our obligations as they become due.

The operation of our utilities is subject to the normal risks of occupancy as well as the additional risks of receiving, processing, treating and disposing of water and waste materials. As a safeguard, we currently maintain general liability and workers’ compensation insurance coverage, subject to deductibles at levels we believe are sufficient to cover future claims made during the respective policy periods. However, we may be exposed to multiple claims, including workers compensation claims, that do not exceed our deductibles, and, as a result, we could incur significant out-of-pocket costs that could materially adversely affect our business, financial condition and results of operations. In addition, the cost of insurance policies may increase significantly upon renewal of those policies as a result of general rate increases for the type of insurance we carry as well as our historical experience and experience in our industry. Our future claims may exceed the coverage level of our insurance, and insurance may not continue to be available on economically reasonable terms, or at all. If we are required to pay significantly higher premiums for insurance, are not able to maintain insurance coverage at affordable rates or if we must pay amounts in excess of claims covered by our insurance, we could experience higher costs that could materially adversely affect our business, financial condition and results of operations.

Contamination of the water supplied by us may result in disruption in our services, loss of credibility, lower demand for our services and potential liability that could adversely affect our business and financial condition.

Our water supplies are subject to contamination, including contamination from compounds, chemicals in groundwater systems, pollution resulting from man-made sources (such as perchlorate and methyl tertiary butyl ether), and possible biological terrorist attacks. Contamination of water sources can lead to human death and illness, damage to natural resources and other parts of the environment and cause other harms. Among other things, if we are found to be liable for consequences of water contamination arising out of human exposure to hazardous substances in our water supplies or other damage, we would be subject to civil or criminal enforcement actions, litigation and other proceedings or clean up obligations. Further, our insurance policies may not apply or be sufficient to cover the costs of these claims, which could be significant.

Cleaning up water sources can be very expensive and if we are required to do so, it could have a material and adverse effect on our business, operating results and financial condition. In the event that our water supply is contaminated, we may have to interrupt or stop the use of that water supply until we are able to treat the water or to substitute the supply of water from another water source, including, in some cases, through the purchase of water from a supplier. We may incur significant costs in order to warn consumers and to treat the contaminated source through expansion of current treatment facilities or development of new treatment methods. Using a new water source is generally associated with increased costs compared to an existing water source and, as indicated above, purchasing water is typically more expensive than obtaining the water from other means. If we are unable to treat or substitute our water supply in a cost-effective manner, our financial condition, results of operations, cash flow, liquidity and reputation may be adversely affected. We may not be able to recover costs associated with treating contaminated water or developing new sources of supply through the rate setting process or through insurance.

We depend on an adequate supply of electricity and chemicals for the delivery of our water, and an interruption in the supply of these inputs or increases in their prices could adversely affect our results of operations.

We rely on purchased electrical power to operate the wells and pumps that are needed in order to supply potable and recycled water to our customers. An extended interruption in power supply that we cannot remediate through the use of backup generators could adversely affect our ability to continue these operations. Electrical power, which represented approximately 6.3% of our total operating expenses in fiscal year 2015, is a significant and potentially volatile operating expense. Electrical power costs are beyond our control and can increase unpredictably in substantial amounts. Under these circumstances, our cash flows between our general rate case filings and our earnings may be adversely affected until the ACC has authorized a rate increase.

In addition, we require bulk supplies of chemicals for water and wastewater treatment, and if we were to suffer an interruption of supply that we cannot replace quickly, we might not be able to perform these functions adequately. Some chemicals are available from a single source or a limited number of sources. Chemical costs represented approximately 2.1% of our total operating expenses in fiscal year 2015 (excluding a one-time gain on regulatory order).

Doing business in jurisdictions other than Arizona may present unforeseen regulatory, legal and operational challenges that could impede or delay our operations or adversely affect our profitability.

We may decide to pursue growth opportunities in states other than Arizona. Other states may present substantially different regulatory frameworks, and we may have difficulty acquiring the necessary approvals and permits or complying with environmental, health and safety or quality standards. In addition, it may become more costly or difficult for us to comply with a multitude of standards and requirements across multiple states.

Other states may also expose us to new legal precedents, condemnation risks and liability concerns based on state legislation or case law.

Our cost structure in other states may be significantly different than our current cost structure due to regional differences. For example, our cost structure may be significantly impacted by differences in labor and energy costs in other markets and the significant portion of overall production costs that they represent.

If future acquisitions do not achieve sufficient profitability relative to expenses and investment, our business and ability to finance our operations could be materially adversely affected.

A typical element of a utility growth strategy is the acquisition or development of other water and wastewater utilities. The potential negotiation of future acquisitions and development of new projects could require us to incur significant costs and expose us to significant risks, including:

•	risks relating to the condition of assets acquired and exposure to residual liabilities of prior businesses;
•	operating risks, including equipment, technology and supply problems, regulatory requirements and approvals necessary for acquisitions;
•	risks that potential acquisitions may require the disproportionate attention of our senior management, which could distract them from the management of our existing business;
•	risks related to our ability to retain experienced personnel of the acquired company; and
•	risks that certain acquisitions may require regulatory approvals, which could be refused or delayed and which could result in unforeseen regulatory expenses or unfavorable regulatory conditions.

These issues could have a material adverse effect on our business and our ability to finance our operations. The businesses and other assets we acquire in the future may not achieve sufficient revenue or profitability to justify our investment, and any difficulties we may encounter in the integration process could interfere with our operations and reduce operating margins. Acquisitions could also result in dilutive issuance of our equity securities, incurrence of debt and contingent liabilities and fluctuations in quarterly results and expenses.

We are exposed to various risks relating to legal proceedings or claims that could materially adversely affect our operating results.

We are a party to lawsuits in the normal course of our business. Litigation in general can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against us, or legal actions that we may initiate, can often be expensive and time-consuming. Unfavorable outcomes from these claims and/or lawsuits could materially adversely affect our business, results of operations and financial condition, and we could incur substantial monetary liability and/or be required to change our business practices.

We are subject to industrial risks that could adversely affect our results of operations.

The operations of our water and wastewater treatment plants involve physical, chemical and biological processes and the use of pumps, generators and other industrial equipment. As a result, our operations are subject to various industrial risks, including chemical spills, discharges or releases of toxic or hazardous substances or gases, effects resulting from confined operating spaces, fires, explosions, mechanical failures, storage tank leaks and electric shock. These risks can result in personal injury, loss of life, catastrophic damage to or destruction of property and equipment or environmental damage and related legal proceedings, including those commenced by regulators, neighbors or others. They may also result in an unanticipated interruption or suspension of our operations and the imposition of liability. The loss or shutdown over an extended period of operations at any of our treatment facilities or any losses relating to these risks could have a material adverse impact on our profitability, results of operations, liquidity and cash flows.

If the general public perceives recycled water to be unsafe, we will have difficulty executing our business plan and could face a loss of revenue.

Our Total Water Management model emphasizes the maximum use of recycled water for non-potable purposes. To implement this model, we cultivate relationships with developers, municipalities and members of the communities we serve and focus on educating them regarding the benefits and safety of recycled water. If the recycled water supplied to customers is contaminated, either as a result of terrorism, system failure, pipeline or other causes, public perception regarding the safety of recycled water would likely suffer, regardless of whether we are at fault and potentially even if the contaminated water was supplied by another person. For example, if groundwater contamination occurs as a result of discharge of “gray water” (e.g., used sink or laundry water) into the aquifer, the public could confuse that with recycled water and attribute environmental harm to our system. Public perception of an unsafe water supply would harm our business, particularly with respect to our ability to implement water recycling as a key element of our business strategy.

We face risks associated with the design, construction and operation of our systems that may adversely affect our business and financial condition.

We are responsible for the design, construction, installation and maintenance of our water treatment, reclamation and distribution systems. We could be adversely affected by a failure to complete our construction projects on time or on budget, and a substantial delay in the progress of construction due to adverse weather, work stoppages, shortages of materials, non-issuances of permits, nonperformance of suppliers or contractors or other factors could result in a material increase in the overall cost of such projects.

We cannot guarantee that our systems will operate as designed or be free from defects. The failure of our systems to operate properly could cause significant public harm. Any defects in our systems or significant reliability, quality or performance problems with respect to our systems or services could have a number of negative effects on our profitability, results of operations, liquidity and cash flows, including:

•	loss of revenues;
•	diversion of management and development resources and the attention of engineering personnel;
•	significant customer relations problems;
•	increased repair, support and insurance expenses;
•	adverse regulatory actions; and
•	legal actions for damages by our customers, including but not limited to damages based on commercial losses and effects on human health.

Our water and wastewater systems are subject to condemnation by governmental authorities, which may result in the receipt of less than the fair market value of our assets and a loss of revenue from our operation.

Arizona law provides for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation. Should a municipality or other government subdivision seek to acquire our assets through eminent domain, we may resist the acquisition. Contesting an exercise of condemnation through eminent domain may result in costly legal proceedings and may divert the attention of management.

The assets of our former utility subsidiaries, Cave Creek Water Co. and Valencia Water Company, were acquired from us by municipalities pursuant to condemnation proceedings, and our other utility subsidiaries could be subjects of such proceedings in the future. The fair market value we receive for the assets condemned may not always exceed their book value. Condemnation also results in a loss of revenue from the operations of the affected utility in addition to increased legal costs and diversion of management resources.

On July 14, 2015, we closed the stipulated condemnation of the operations and assets of Valencia Water Company with the City of Buckeye, Arizona. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events—Stipulated Condemnation of the Operations and Assets of Valencia Water Company” for additional information.

If we do not manage our anticipated growth effectively, we may not be able to develop or implement the infrastructure necessary to support our operations and could suffer a loss of profitability.

Since our formation in 2003, we have grown rapidly, with our total revenues increasing from $4.9 million in 2004 to $32.0 million in 2015, and total service connections increasing from 8,113 as of December 31, 2004 to 38,867 as of March 31, 2016. We have also expanded geographically, from 18 square miles of service areas in 2004 to 332 square miles as of March 31, 2016.  Our growth has been driven principally by acquisitions and by organic growth resulting from increased development and service connections within our existing service areas.

Although we may not be able to achieve similar growth or grow at all, in future periods, we expect to continue to significantly expand our facilities, infrastructure, research and development, marketing, testing, management and administrative operations, as well as our financial and accounting controls. This expansion has placed, and will continue to place, strain on our management and administrative, operational, technical and financial infrastructure. If management is unable to manage growth effectively, the quality of our services, our ability to attract and retain key personnel, and our business or prospects could be harmed significantly.

To manage growth effectively, we must:

•continue to expand our water management capacity;

•retain key management and augment our management team;

•continue to enhance our technology, operations and financial and management systems;

•manage multiple relationships with our customers, regulators, suppliers and other third parties; and

•expand, train and manage our employee base.

We may not be able to manage effectively any expansion in one or more of these areas, and our failure to do so could harm our ability to maintain or increase revenues and operating results. The expenses incurred in pursuing growth could increase without a corresponding increase in our revenue base, which could decrease operating results and profit margin. In addition, future growth may require us to make significant capital expenditures or incur other significant expenses and may divert the attention of our personnel from our core business operations, any of which could affect our financial performance adversely.

Our ability to expand into new service areas and to expand current water and wastewater service depends on approval from regulatory agencies. Failure to obtain required regulatory approvals will adversely affect future growth.

In Arizona, the ACC is the regulatory authority that oversees the formation, expansion and ongoing operations of water and wastewater utilities. The ACC has authority, among other things, to determine service areas for utility providers. In order for our owned utilities to provide water or wastewater service, they must obtain a Certificate of Convenience and Necessity for a service area before they can service that area. In addition, our owned utilities and/or the developments that we serve must demonstrate to the Arizona Department of Water Resources that there exists a 100-year water supply and obtain either a “Certificate of Assured Water Supply,” which is a certificate issued by the Arizona Department of Water Resources evidencing sufficient groundwater, surface water or effluent of adequate quality will be continuously available to satisfy the water needs of the proposed use for at least one hundred years and which applies to a specific subdivision, or a Designation of Assured Water Supply, which applies to the utility’s entire service area. The designation area is contiguous with the Certificate of Convenience and Necessity. Further, our wastewater facilities require Arizona Department of Environmental Quality and/or EPA permits that regulate, among other things, the level of discharges from our facilities, the size of our facilities and the location of our facilities. Any inability to obtain the necessary regulatory approvals, assured water supplies or environmental permits would limit our ability to expand our water or wastewater service areas.

If we chose to expand to states other than Arizona, we may have difficulty acquiring the necessary approvals and permits or complying with environmental, health and safety or quality standards of such states. See “—Doing business in jurisdictions other than Arizona may present unforeseen regulatory, legal and operational challenges that could impede or delay our operations or adversely affect our profitability.”

We do not control when and where a developer may request service within our service areas, and if this occurs outside the location and capacity of existing infrastructure, it may require significantly more capital expenditures than currently anticipated.

If a developer has an infrastructure coordination and financing agreement, and/or once a developer has entered into a service agreement with our utility subsidiary and the property being developed has been included within a service area, the utility has the obligation to serve under the terms of those agreements and existing regulations. Although we have built substantial modern infrastructure within these utilities in areas where development is currently occurring, there is the potential that a developer may request service in another location within the service area. Extending/expanding the existing infrastructure to provide service may result in the need to make additional, currently unplanned, capital improvements and there is no guarantee that we may recover our costs timely. As a result, our return on our investment and cash flow stream could be adversely affected.

We will need additional capital to grow our business, and additional financing may not be available to us on favorable terms when required, or at all.

Adequate funds to support our growth may not be available when needed or on terms acceptable to us. We may need to raise additional funds to support more rapid expansion, improve our facilities and infrastructure, develop new and enhanced technologies or respond to evolving regulatory standards. We may experience difficulty in raising the necessary capital due to volatility in the capital markets or increases in the cost of infrastructure finance. Increasingly stringent bond rating standards could make it more difficult for us to finance our growth by issuing tax-exempt bonds as we have in the past. In addition, we require regulatory approval from the ACC for some means of raising capital, such as issuance of debt by our regulated utilities, and approval may be denied or delayed. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of expansion opportunities, make the capital expenditures necessary to support our growth or otherwise execute our strategic plan.

Increased operating expenses associated with the expansion of our business may negatively impact our operating income.

Increased operating expenses associated with any expansion of our business may negatively impact our income as we, among other things:

•seek to acquire new service areas;

•expand geographically in and outside of Arizona;

•make significant capital expenditures to support our ability to provide services in our existing service areas;

•fund development costs for our system and technology; and

•incur increased general and administrative expenses as we grow.

As a result of these factors, we may not sustain or increase our profitability on an ongoing basis.

Our existing indebtedness could affect our business adversely and limit our ability to plan for or respond to growth opportunities, and we may be unable to generate sufficient cash flow to satisfy our liquidity needs.

As of March 31, 2016, we had total indebtedness of $97.9 million, net of debt reserve funds and we plan to refinance our existing indebtedness. In addition, we may incur substantial additional indebtedness in the future. Our indebtedness could have important consequences, including:

•	limiting our ability to obtain future additional financing we may need to fund future working capital, capital expenditures, acquisitions or other corporate requirements; and
•	limiting, by the financial and other restrictive covenants in our debt agreements, our ability to borrow additional funds and to pay dividends.

Our ability to incur significant future indebtedness will depend in part on our ability to generate cash flow. This ability is affected by general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if we are unable to borrow money or otherwise generate funds sufficient to enable us to fund our liquidity needs, we may be unable to plan for or respond to growth opportunities, which could adversely affect our operating results and business prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a) Sales of Unregistered Securities

No unregistered securities were sold during the three months ended March 31, 2016.

On May 3, 2016, GWRC merged with and into the Company with the Company surviving as a Delaware corporation. At the effective time of the merger, holders of GWRC’s common shares received one share of the Company’s common stock for each outstanding common share of GWRC. The 8,726,747 shares of our common stock issued in the Reorganization Transaction were issued in reliance upon an exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended.

b) Use of Proceeds

On April 27, 2016, our registration statement on Form S-1 (File No. 333-209025) was declared effective by the SEC for our initial public offering pursuant to which we sold an aggregate of 1,339,520 shares of our common stock at a price to the public of $6.25 per share. Roth Capital Partners, LLC acted as sole manager for the offering.  The aggregate offering price for shares sold in the offering was approximately $8.4 million.  The offering commenced as of April 28, 2016 and did not terminate before all of the securities registered in the registration statement were sold. We raised approximately $5.6 million in net proceeds after deducting underwriting discounts and commissions of approximately $586,000 and other offering expenses of approximately $2.2 million.  No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on April 28, 2016 pursuant to Rule 424(b).

c) Issuer Purchases of Equity Securities

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

2.1.1	Arrangement Agreement	Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed January 19, 2016.
2.1.2	Plan of Arrangement	Incorporated by reference to Exhibit 2.1.2 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed April 13, 2016.
3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 4, 2016.
3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed May 4, 2016.
10.1	Second Amendment to GWR Global Water Resources Corp. Stock Option Plan*	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 4, 2016.
10.2	Amendment to Global Water Resources, Inc. First Amended and Restated Stock Appreciation Rights Plan*	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 4, 2016.
10.3	Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed May 4, 2016.
10.4	Amendment to Global Water Resources, Inc. Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed May 4, 2016.
10.5	Amendment to GWR Global Water Resources Corp. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed May 4, 2016.
10.6	Note Purchase Agreement, dated May 20, 2016, by and among Global Water Resources, Inc. and certain Initial Purchasers	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 26, 2016.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

________________________________
*Compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Water Resources, Inc.

Date: June 9, 2016	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial Officer)