Form 10-Q
period 2016-06-30
Global Water Resources, Inc.
filed 2016-08-11
CIK 1434728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

As of August 11, 2016, the registrant had 19,581,266 shares of common stock, $0.01 par value per share, outstanding.

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

GLOBAL WATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2016 and December 31, 2015

(Unaudited)

	June 30, 2016	December 31, 2015
	(in thousands, except share data)
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	$262,023	$258,244
Less accumulated depreciation	(67,262)	(64,092)
Net property, plant and equipment	194,761	194,152
CURRENT ASSETS:
Cash and cash equivalents	25,581	11,513
Accounts receivable — net	1,538	1,132
Due from affiliates	286	306
Accrued revenue	1,848	1,745
Prepaid expenses and other current assets	880	1,179
Assets held for sale	—	2,840
Total current assets	30,133	18,715
OTHER ASSETS:
Intangible assets — net	12,772	12,772
Regulatory asset	163	227
Deposits	—	13
Bond service fund and other restricted cash	66	9,042
Equity method investment	503	821
Total other assets	13,504	22,875
TOTAL ASSETS	$238,398	$235,742
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,001	$1,322
Accrued expenses	6,961	5,137
Deferred revenue	4	11
Customer and meter deposits	1,639	1,706
Long-term debt and capital leases — current portion	143	1,994
Liabilities relating to assets held for sale	—	493
Total current liabilities	9,748	10,663
NONCURRENT LIABILITIES:
Long-term debt and capital leases	114,486	102,417
Deferred regulatory gain - ICFA	19,733	19,730
Regulatory liability	7,859	7,859
Advances in aid of construction	62,761	61,480
Contributions in aid of construction — net	4,321	4,426
Deferred income tax liabilities, net	1,861	4,164
Acquisition liability	934	4,688
Other noncurrent liabilities	904	252
Total noncurrent liabilities	212,859	205,016
Total liabilities	222,607	215,679
Commitments and contingencies (see Note 13)
SHAREHOLDERS' EQUITY :
Common stock, $0.01 par value, 60,000,000 shares authorized; 19,581,266 and 18,241,746 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	196	2
Treasury Stock	87	—
Paid in capital	21,079	21,659
Accumulated deficit	(5,571)	(1,598)
Total shareholders' equity	15,791	20,063
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$238,398	$235,742

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
REVENUES:
Water services	$3,647	$5,114	$6,636	$9,007
Wastewater and recycled water services	3,922	3,793	7,729	7,395
Unregulated revenues	20	175	40	302
Total revenues	7,589	9,082	14,405	16,704

OPERATING EXPENSES:
Operations and maintenance	1,596	2,057	3,208	3,917
Operations and maintenance - related party	465	618	937	1,229
General and administrative	3,092	1,807	5,146	3,871
Depreciation	1,610	2,320	3,227	4,632
Total operating expenses	6,763	6,802	12,518	13,649
OPERATING INCOME	826	2,280	1,887	3,055

OTHER INCOME (EXPENSE):
Interest income	4	2	7	4
Interest expense	(7,458)	(2,050)	(9,280)	(4,129)
Other	1,107	338	1,430	162
Other - related party	(41)	25	(142)	60
Total other income (expense)	(6,388)	(1,685)	(7,985)	(3,903)

INCOME (LOSS) BEFORE INCOME TAXES	(5,562)	595	(6,098)	(848)
INCOME TAX BENEFIT (EXPENSE)	1,968	(192)	2,190	336
NET INCOME (LOSS)	$(3,594)	$403	$(3,908)	$(512)

Basic loss per common share	$(0.19)	$0.02	$(0.21)	$(0.03)
Diluted loss per common share	$(0.19)	$0.02	$(0.21)	$(0.03)
Dividends declared per common share	$0.06	$0.06	$0.14	$0.12

Weighted average number of common shares used in the determination of:
Basic	19,172,306	18,319,687	18,707,026	18,324,489
Diluted	19,172,306	18,319,687	18,707,026	18,324,489

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Shares	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Total Equity
		(in thousands)
BALANCE – December 31, 2014	18,329,441	$2	$—	$50,639	$(22,961)	$27,680
Dividend declared $0.12 per share	—	—	—	(2,344)	—	(2,344)
Deemed distribution to related party	—	—	—	(416)	—	(416)
Share Repurchase	(17,318)	—	—	(96)	—	(96)
Net loss	—	—	—	—	(512)	(512)
BALANCE – June 30, 2015	18,312,123	$2	$2	$47,783	$(23,473)	$24,312

BALANCE – December 31, 2015	18,241,746	$2	$—	$21,659	$(1,598)	$20,063
Net proceeds from sale of stock	1,339,520	194	87	5,176	—	5,457
Dividend declared $0.14 per share	—	—	—	(2,438)	—	(2,438)
Merger of GWRC	—	—	—	(2,788)	—	(2,788)
Deemed distribution to related party	—	—	—	(648)	—	(648)
Stock compensation	—	—	—	118	—	118
Change in accounting principle	—	—	—	—	(65)	(65)
Net loss	—	—	—	—	(3,908)	(3,908)
BALANCE – June 30, 2016	19,581,266	$196	$87	$21,079	$(5,571)	$15,791

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,908)	$(512)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred compensation	1,556	443
Depreciation	3,227	4,632
Write-off of debt issuance costs	2,165	—
Amortization of deferred debt issuance costs and discounts	405	112
Gain on sale of Loop 303 contracts	—	(296)
Loss on sale of Willow Valley	54	—
Loss on equity investment	318	100
Other (gains) and losses	(953)	176
Provision for doubtful accounts receivable	58	28
Deferred income tax benefit	(2,302)	(336)
Changes in assets and liabilities:
Accounts receivables	(464)	(290)
Other current assets	(453)	(957)
Accounts payable and other current liabilities	(2,268)	(2,423)
Other noncurrent assets	63	85
Other noncurrent liabilities	37	—
Net cash (used in) provided by operating activities	(2,465)	762

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,634)	(1,009)
Proceeds from the sale of Willow Valley	2,254	—
Withdrawals (deposits) of restricted cash	75	(80)
Cash received from the sale of Loop 303 Contracts	—	296
Cash advance to related party	—	(1,107)
Repayment of related party cash advance	—	833
Deposits	13	7
Net cash used in investing activities	(292)	(1,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan borrowings	115,000	—
Repayments of bond debt	(106,695)	—
Proceeds withdrawn from bond service fund	8,825	—
Proceeds from sale of stock	8,372	—
Payments of offering costs for sale of stock	(2,818)	—
Payment of Sonoran acquisition liability	(2,800)	—
Loan repayments	—	(393)
Principal payments under capital lease	(72)	(48)
Debt issuance costs paid	(759)	—
Advances in aid of construction	175	144
Dividends paid	(2,403)	(2,293)
Share repurchase	—	(96)
Refunds of advances for construction	—	(29)
Net cash provided by (used in) financing activities	16,825	(2,715)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,068	(3,013)
CASH AND CASH EQUIVALENTS — Beginning of period	11,513	6,577
CASH AND CASH EQUIVALENTS – End of period	$25,581	$3,564

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	INTERIM FINANCIAL STATEMENTS

Basis of Presentation and Principles of Consolidation – The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 are unaudited. The December 31, 2015 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015.  In our opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.  Further, due to the seasonality of our business, the results for the three and six months ended June 30, 2016 may not be consistent with results of operations for the full year.

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

Corporate Transactions — Sale of certain MXA and WMA contracts — In September 2013, the Company sold its Wastewater Facilities Main Extension Agreements (“MXA”) and Offsite Water Management Agreements (“WMA") for the contemplated Loop 303 service area along with their related rights and obligations to EPCOR Water Arizona Inc. (“EPCOR”) (collectively the “Transfer of Project Agreement”, or “Loop 303 Contracts”).  Pursuant to the Transfer of Project Agreement, EPCOR agreed to pay GWRI approximately $4.1 million over a multi-year period.  As part of the consideration, GWRI agreed to complete certain engineering work required in the WMAs, which work had been completed prior to January 1, 2015.   As the engineering work has been completed, the Company effectively has no further obligations under the WMAs, the MXAs or the Transfer of Project Agreement.  Prior to January 1, 2015, the Company had received $2.8 million of proceeds and recognized income of approximately $3.3 million within other income (expense) in the statement of operations related to the gain on sale of these agreements and the proceeds received prior to January 1, 2015 for engineering work required in the WMAs.  The Company received additional proceeds of approximately $296,000 in April 2015 and recognized those amounts as income at that time.  Receipt of the remaining $1.0 million of proceeds will be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners.

Stipulated condemnation of Valencia — On March 17, 2015, the Company reached a settlement agreement for a stipulated condemnation to sell the utility operating as Valencia Water Company, Inc. (“Valencia”) to the City of Buckeye (“Buckeye”), which was approved by Buckeye's City Council on March 19, 2015 and by the Maricopa County Superior Court on June 9, 2015.  On July 14, 2015, the Company closed the stipulated condemnation of Valencia with Buckeye.  Terms of the condemnation were agreed upon through a settlement agreement in March 2015, pursuant to which Buckeye acquired the operations and assets of Valencia and assumed operations of the utility upon close.  Buckeye paid the Company $55.0 million at close, plus an additional

$108,000 in working capital adjustments. As a result of the transaction, the Company recorded a gain of $43.0 million net of tax liability of $20.2 million during the third quarter of 2015. Buckeye will also pay a growth premium equal to $3,000 for each new water meter installed within Valencia's prior service areas for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. For the three and six months ended June 30, 2016, the Company recognized $192,000 and $444,000, respectively, in other income within the consolidated financial statements related to the growth premium.

In consideration of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-20-45-1, the condemnation of Valencia transaction did not meet the criteria of discontinued operations. As the transaction did not change the services provided or the manner in which the Company operates, it was determined the transaction did not represent a strategic shift and therefore did not qualify for presentation as a discontinued operation.

Sale of Willow Water Valley Co., Inc. — On March 23, 2015, the Company reached an agreement to sell the operations and assets of Willow Water Valley Co., Inc. (“Willow Valley”) to EPCOR. EPCOR purchased the operations, assets and rights used by Willow Valley to operate the utility system for $2.3 million. The transaction was approved by the Arizona Corporation Commission (“ACC”) on March 10, 2016, and the transaction closed on May 9, 2016.

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

Additionally, as the carrying value of the assets and liabilities of Willow Valley were greater than the agreed upon sales price, a loss of $176,000 was recorded in other expense during the first quarter of 2015, when the assets and liabilities were classified as held for sale, to adjust the carrying value of the assets to the agreed upon fair value less cost to sell.  An additional loss of $54,000 was recognized upon close of the sale of Willow Valley in the second quarter of 2016. The assets and liabilities classified as held for sale as of December 31, 2015 are as follows:

December 31, 2015
Willow Valley
(in thousands)
Property, plant and equipment	$5,223
Less Accumulated Depreciation	(2,606)
Net property, plant and equipment	2,617

Goodwill	223
Total assets	$2,840

Advances in aid of construction	$70
Contributions in aid of construction — net	423
Total liabilities	$493

Merger of GWR Global Water Resources Corp. (“GWRC”) — On May 3, 2016, the Company completed the merger of GWRC into GWRI.  At the time of the merger, GWRC ceased to exist as a British Columbia corporation and the Company continued as the surviving entity of the merger.  See Note 7.  In conjunction with the merger of GWRC into GWRI, the Company recorded $454,000 in accounts payable and $353,000 in deferred compensation on the books of GWRI that were previously recorded at GWRC.  In addition to these liabilities, the Company also recorded an approximate $1.7 million tax liability associated with the transfer of GWRC from Canada to the United States.  A corresponding reduction in additional paid in capital was recorded with the merging of these liabilities into GWRI.

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Sonoran Acquisition Liability — On March 17, 2016, the Company entered into an agreement with Sonoran Utility Services, LLC (“Sonoran”) to amend certain provisions of the purchase and sale agreement related to the acquisition of Sonoran’s assets on June 15, 2005.  The amended agreement allowed the Company to reduce its $3.8 million acquisition liability due to Sonoran by approximately $1.0 million to $2.8 million, if the Company settled the amount due within ten days of the closing of the note purchase agreement.  The note purchase agreement closed on June 24, 2016 and the Sonoran liability was subsequently settled in June 2016.  Upon settlement of the Sonoran acquisition liability, the Company recorded a gain of $954,000 in other income for the three and six months ended June 30, 2016.

Private Letter Ruling — On June 2, 2016, the Company received a Private Letter Ruling from the Internal Revenue Serivce that, for purposes of deferring the gain realized from the condemnation of Valencia, determined that the assets converted upon the condemnation of Valencia water could be replaced through certain reclamation facility improvements contemplated by the Company under Internal Revenue Code §1033 as property similar or related in service or use.  In June 2016, the Company converted all operating subsidiaries from corporations to limited liability companies to take full advantage of the benefits of such ruling.

Pursuant to Internal Revenue Code §1033, the Company may defer the gain on condemnation through the end of the year 2017.  As such, the Company has identified certain currently planned investments within our capital improvement plan, which we plan to accelerate.  As a result, we expect capital expenditures to increase in 2016 and 2017 as compared to recent years, with corresponding reductions to occur in 2018, 2019 and beyond.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which completes the joint effort between the FASB and IASB to converge the recognition of revenue between the two boards. The new standard affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets not included within other FASB standards. The guiding principal of the new standard is that an entity should recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled for the delivery of goods and services. ASU 2014-09 may be adopted using either of two acceptable methods: (1) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (2) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures.  To assess at which time revenue should be recognized, an entity should use the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  For public business entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period. For private companies, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2018 and interim reporting periods beginning after December 15, 2019. Earlier application is allowed in certain circumstances. The Company is currently assessing the impact that this guidance may have on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), to clarify two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance.  The amendments do not change the core principle of the guidance in Topic 606.  For public business entities, ASU 2016-10 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period. For private companies, ASU 2016-10 is effective for annual reporting periods beginning after December 15, 2018 and interim reporting periods beginning after December 15, 2019. Earlier application is allowed in certain circumstances. The Company is currently assessing the impact that this guidance may have on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), to address narrow-scope improvements to the guidance on collectability, noncash

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

consideration, and completed contracts at transition.  The amendment also provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers and are expected to reduce the judgment necessary to comply with Topic 606.  For public business entities, ASU 2016-12 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period. For private companies, ASU 2016-12 is effective for annual reporting periods beginning after December 15, 2018 and interim reporting periods beginning after December 15, 2019. Earlier application is allowed in certain circumstances. The Company is currently assessing the impact that this guidance may have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the accounting of debt discounts. The adoption of this guidance resulted in the reclassification of the unamortized debt issuance costs of $758,000 and $2.2 million from debt issuance costs to a reduction in long-term debt as of June 30, 2016 and December 31, 2015, respectively.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees record a right-of-use asset and corresponding lease obligation for lease arrangements with a term of greater than twelve months.  ASU 2016-02 requires additional disclosures about leasing arrangements and requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements.  This guidance will be effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted.  For all other entities, the guidance is effective for annual periods beginning after December 31, 2019, and interim periods within fiscal years beginning after December 15, 2020.  The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for public companies for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  For all other entities, the guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Early adoption is permitted.  The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

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

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

were completed and the ACC issued Rate Decision No. 74364, effectively approving the settlement agreement.  The rulings of the decision include, but are not limited to, the following:

•

For the Company’s utilities, adjusting for the condemnation of Valencia and sale of Willow Valley, a collective revenue requirement increase of $3.6 million based on 2011 test year service connections, phased-in over time, with the first increase in January 2015 as follows (in thousands):

	Incremental	Cumulative
2015	$1,083	$1,083
2016	887	1,970
2017	335	2,305
2018	335	2,640
2019	335	2,975
2020	335	3,310
2021	335	3,645

Whereas this phase-in of additional revenues was determined using a 2011 test year, to the extent that the number of active service connections increases from 2011 levels, the additional revenues may be greater than the amounts set forth above.  On the other hand, if active connections decrease or we experience declining usage per customer, we may not realize all of the anticipated revenues.

•

Full reversal of the imputation of contributions in aid of construction (“CIAC”) balances associated with funds previously received under infrastructure coordination and financing agreements (“ICFAs”), as required in the Company’s last rate case.  The reversal restored rate base or future rate base, and had a significant impact of restoring shareholder equity on the balance sheet.

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

Under the ICFAs, GWRI has a contractual obligation to ensure physical capacity exists through its regulated utilities for water and wastewater to the landowner/developer when needed. This obligation persists regardless of connection growth. Fees for these services are typically a negotiated amount per equivalent dwelling unit for the specified development or portion of land. Payments are generally due in installments, with a portion due upon signing of the agreement, a portion due upon completion of certain milestones, and the final payment due upon final plat approval or sale of the subdivision. The payments are non-refundable. The agreements are generally recorded against the land and must be assumed in the event of a sale or transfer of the land. The regional planning and coordination of the infrastructure in the various service areas has been an important part of GWRI’s business model.

Prior to January 1, 2010, GWRI accounted for funds received under ICFAs as revenue once the obligations specified in the ICFA were met. As these arrangements are with developers and not with the end water or wastewater customer, the timing of revenue recognition coincided with the completion of GWRI’s performance obligations under the agreement with the developer and with GWRI’s ability to provide fitted capacity for water and wastewater service through its regulated subsidiaries.

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

With the issuance of Rate Decision No. 74364, in February 2014, the ACC again changed how ICFA funds would be characterized and accounted for going forward.  Most notably, ICFA funds would no longer be required to reduce future rates as a result of the ratemaking process.  In conjunction with Rate Decision No. 74364, we eliminated the CIAC liability and reversed the associated regulatory liability brought about by the 2010 ruling.  ICFA funds already received or which had become due prior to the date of Rate Decision No. 74364 were accounted for in accordance with the Company’s ICFA revenue recognition policy that had been in place prior to the 2010 Regulatory Rate Decision, wherein the funds received are recognized as revenue once the obligations specified in the ICFA were met.  Rate Decision No. 74364 prescribes that of the ICFA funds which come due and are paid subsequent to December 31, 2013, 70% of the ICFA funds will be recorded in the associated utility subsidiary as a hook-up fee (“HUF”) liability, with the remaining 30% to be recorded as deferred revenue, to be accounted for in accordance with the Company's ICFA revenue recognition policy.  A HUF tariff, specifying the dollar value of a HUF for each utility, was approved by the ACC as part of Rate Decision No. 74364.  The Company is responsible for assuring the full HUF value is paid from ICFA proceeds, and recorded in its full amount, even if it results in recording less than 30% of the ICFA fee as deferred revenue.

The Company will account for the portion allocated to the HUF as a CIAC contribution.  However, in accordance with the ACC directives the CIAC is not deducted from rate base until the HUF funds are expended for utility plant.  Such funds will be segregated in a separate bank account and used for plant.  A HUF liability will be established and will be amortized as a reduction of depreciation expense over the useful life of the related plant once the HUF funds are utilized for the construction of plant.  For facilities required under a HUF or ICFA, the utilities must first use the HUF moneys received, after which, it may use debt or equity financing for the remainder of construction.  The Company will record the 30% as deferred revenue, which is to be recognized as revenue once the obligations specified within the ICFA are met.  As of June 30, 2016 and December 31, 2015, ICFA deferred revenue recorded on the consolidated balance sheet totaled $19.7 million, which represents deferred revenue recorded for ICFA funds received on contracts that had become due prior to Rate Decision No. 74364.  For ICFA contracts coming due after December 31, 2013, 30% will be added to this balance with the remaining 70% recorded to a HUF liability.

Regulatory asset – Under ASC Topic 980, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate making process in a period different from the period in which they would have been reflected in income by an unregulated company. Certain costs associated with our rate cases have been deferred on our balance sheet as regulatory assets as approved by the ACC.   At June 30, 2016 and December 31, 2015, the Company had one regulatory asset in the amount of $163,000 and $227,000, respectively, related to costs incurred in connection with our most recent rate case.  This amount began to amortize in January 2015, and will amortize over a three-year period.

Intangible assets / Regulatory liability — The Company previously recorded certain intangible assets related to ICFA contracts obtained in connection with our Santa Cruz, Palo Verde and Sonoran acquisitions.  The intangible assets represented the benefits to be received over time by virtue of having those contracts.   Prior to January 1, 2010, the ICFA-related intangibles were amortized when ICFA funds were recognized as revenue.  Effective January 1, 2010, in connection with the 2010 Regulatory Rate Decision, these assets became fully offset by a regulatory liability of $11.2 million since the imputation of ICFA funds as CIAC effectively resulted in the Company not being able to benefit (through rates) from the acquired ICFA contracts.

Effective January 1, 2010, the gross ICFAs intangibles began to be amortized when cash was received in proportion to the amount of total cash expected to be received under the underlying agreements. However, such amortization expense was offset by a corresponding reduction of the regulatory liability in the same amount.

As a result of Rate Decision No. 74364, the Company changed its policy around the ICFA related intangible assets.  As discussed above, pursuant to Rate Decision No. 74364, approximately 70% of ICFA funds to be received in the future will be recorded as a HUF at the Company’s applicable utility subsidiary.  The remaining approximate 30% of future ICFA funds will be recorded at the parent company level and will be subject to the Company’s ICFA revenue recognition accounting policy.  As the Company now expects to experience an economic benefit from the 30% portion of future ICFA funds, 30% of the regulatory liability, or $3.4 million, was reversed in 2014.  The remaining 70% of the regulatory liability, or $7.9 million, will continue to be recorded on the balance sheet.  At June 30, 2016 and December 31, 2015, this was the Company's sole regulatory liability.

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Subsequent to Rate Decision No. 74364, the intangible assets will continue to amortize when the corresponding ICFA funds are received in proportion to the amount of total cash expected to be received under the underlying agreements.   The recognition of amortization expense will be partially offset by a corresponding reduction of the regulatory liability.

Stock Appreciation Rights (“SARs”) — The Company historically accounted for SARs as liability compensatory awards under ASC 710, Compensation – General, valued using the intrinsic value method, as permitted by ASC 718 for nonpublic entities.  Upon becoming a public company, as defined in ASC 718, in the first quarter of 2016, the Company was required to change its methodology for valuing the SARs.  While the SARs will continue to be re-measured at each quarterly reporting date, the SARs are required to be accounted for prospectively at fair value using a fair value pricing model, such as Black-Scholes. The Company recorded the impact of the change in valuation methods as a cumulative effect of a change in accounting principle, as permitted by ASC 250. The effect of the change increased the SAR liability by $103,000 which was the difference in compensation cost measured using the intrinsic value method and the fair value method.  An offsetting change to accumulated deficit in the consolidated balance sheet was recorded with the revaluation, net of $38,000 in taxes. Any future changes in fair value will be recorded as compensation expense in the consolidated statement of operations.

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2016 and December 31, 2015 consist of the following ($ in thousands):

	June 30, 2016	December 31, 2015	Average Depreciation Life (in years)
Mains/lines/sewers	$114,342	$113,318	47
Plant	66,340	64,983	25
Equipment	28,825	27,961	10
Meters	4,293	4,253	12
Furniture, fixture and leasehold improvements	386	386	8
Computer and office equipment	1,069	1,022	5
Software	245	177	3
Land and land rights	752	752
Other	140	148
Construction work-in-process	45,631	45,244
Total property, plant and equipment	262,023	258,244
Less accumulated depreciation	(67,262)	(64,092)
Net property, plant and equipment	$194,761	$194,152

4.	ACCOUNTS RECEIVABLE

Accounts receivable as of June 30, 2016 and December 31, 2015 consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Billed receivables	$1,794	$1,326
Less allowance for doubtful accounts	(256)	(194)
Accounts receivable - net	$1,538	$1,132

5.	EQUITY METHOD INVESTMENT AND CONVERTIBLE NOTE

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

In conjunction with the qualified financing, our equity interest in the Series A and Series B preferred shares was adjusted in accordance with ASC 323, Investment-Equity Method & Joint Ventures, wherein we recorded a gain of $1.0 million in the fourth quarter of 2014.  The adjustment to the carrying value of our investments was calculated using our proportionate share of FATHOM™'s adjusted net equity.  The gain was recorded within other income and expense in our consolidated statement of operations. The carrying value of our investment consisted of a balance of $503,000 as of June 30, 2016 and $821,000 as of December 31, 2015, and reflects our initial investment, the adjustment related to the qualified financing and our proportionate share of FATHOM™'s cumulative losses.

We evaluate our investment in FATHOM™ Partnership/GWM for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an “other-than-temporary” decline in value. Since the sale of GWM, the losses incurred on the investment were greater than anticipated; however, based upon our evaluation of various relevant factors, including the 2014 equity event and the ability of FATHOM™ to achieve and sustain an earnings capacity that would justify the carrying amount of our investment, as of June 30, 2016 we do not believe the investment to be impaired.

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

6.	INTANGIBLE ASSETS

Intangible assets as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water CC&N service area	$1,532	$—	$1,532	$1,532	$—	$1,532
Intangible trademark	13	—	13	13	—	13
	1,545	—	1,545	1,545	—	1,545

AMORTIZED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(12,154)	5,824	17,978	(12,154)	5,824
Sonoran contract rights	7,406	(2,003)	5,403	7,406	(2,003)	5,403
	25,384	(14,157)	11,227	25,384	(14,157)	11,227
Total intangible assets

	$26,929	$(14,157)	$12,772	$26,929	$(14,157)	$12,772

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Acquired ICFAs and Sonoran contract rights are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements.  Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded.  No amortization was recorded for these balances for the three and six months ended June 30, 2016 and June 30, 2015.

7.	TRANSACTIONS WITH RELATED PARTIES

On January 19, 2016, GWRC announced that it agreed to pursue a reorganization transaction with the Company that resulted in GWRC merging with and into the Company (the “Reorganization Transaction”). GWRC was organized in 2010 to acquire shares of the Company, and held an approximate 47.8% interest in the Company prior to the merger. The Reorganization Transaction closed on May 3, 2016.  As a result of the Reorganization Transaction, GWRC ceased to exist as a British Columbia corporation and the Company, governed by the corporate laws of the State of Delaware, is the surviving entity.

GWRC was not part of the consolidated Company prior to the completion of the Reorganization Transaction.  GWRC had no employees.  GWRI provided for the ongoing management and general administration of GWRC’s business affairs pursuant to a management agreement between GWRC and GWRI to provide such services.  Accordingly, GWRC was economically dependent on the Company.  Services provided by the Company under the management agreement were provided at no charge to GWRC, and were not monetarily significant.  However, GWRC incurred certain costs not covered by the management agreement.  These included GWRC’s accounting fees, legal fees, listing fees and other costs directly associated with its former status as a publicly traded company.  Whereas GWRC did not expect to generate cash flows from operating activities, the operating costs incurred by GWRC and other cash requirements were paid by the Company.  Amounts paid by the Company on GWRC’s behalf during the six months ended June 30, 2016 and June 30, 2015 totaled $650,000 and $502,000, respectively.  The Company accounted for such payments as equity distributions to GWRC.  In conjunction with the merger of GWRC into GWRI, the Company recorded $454,000 in accounts payable and $353,000 in deferred compensation on the books of GWRI that were previously recorded at GWRC.  In addition to these liabilities, the Company also recorded an approximate $1.7 million tax liability associated with the transfer of GWRC from Canada to the United States.  A corresponding reduction in additional paid in capital was recorded with the merging of these liabilities into GWRI.

For the six months ended June 30, 2016 no cash advance was provided to GWRC.  For the six months ended June 30, 2015, the Company provided cash advances of approximately $1.1 million to satisfy GWRC's short term cash obligations.  The amount advanced was utilized to fund GWRC's monthly dividend and other cash requirements, as needed.  The related party balance was reduced upon dividend declaration, when the amount declared is presented as a reduction in the Company’s equity.  As of the closing of the Reorganization Transaction and December 31, 2015, the balance of the advance was zero.

We provide medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a shareholder and director of the Company. Medical claims paid to the plan were approximately $122,000 and $134,000 for the three months ended June 30, 2016 and June 30, 2015, respectively.  Medical claims paid to the plan were approximately $401,000 and $190,000 for the six months ended June 30, 2016 and June 30, 2015, respectively.

GWM has historically provided billing, customer service and other support services for the Company’s regulated utilities.  Amounts collected by GWM from the Company’s customers that GWM has not yet remitted to the Company are included within the “Due from affiliates” caption on the Company’s consolidated balance sheet.  As of June 30, 2016 and December 31, 2015, the unremitted balance totaled $286,000 and $306,000, respectively.  Notwithstanding the sale of GWM on June 5, 2013, FATHOM™ will continue to provide these services to the Company’s regulated utilities under a long-term service agreement.  Based on current service connections, we estimate that fees to be paid to GWM for FATHOM™ services will be $7.79 per water account/month, which is an annual rate of approximately $1.8 million.  For the three months ended June 30, 2016 and June 30, 2015, the Company incurred FATHOM™ service fees of approximately $465,000 and $618,000, respectively.  For the six months ended June 30, 2016 and June 30, 2015, the Company incurred FATHOM™ service fees of approximately $937,000 and $1.2 million, respectively.

Pursuant to the purchase agreement for the sale of GWM, the Company is entitled to quarterly royalty payments based on a percentage of certain of GWM’s recurring revenues for a 10-year period, up to a maximum of $15.0 million.  In addition, the Company entered into a services agreement with GWM whereby the Company has agreed to use the FATHOM™ platform for all of its regulated utility services for an initial term of 10 years.  The services agreement is automatically renewable thereafter for successive 10-year periods, unless notice of termination is given prior to any renewal period. The services agreement may be

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

terminated by either party for default only and the termination of the services agreement will also result in the termination of the royalty payments payable to the Company. The Company made the election to record these quarterly royalty payments prospectively in income as the amounts are earned.  Royalties recorded within other income totaled approximately $89,000 and $81,000 for the three months ended June 30, 2016 and June 30, 2015, respectively.  Royalties recorded within other income totaled approximately $177,000 and $160,000 for the six months ended June 30, 2016 and June 30, 2015, respectively.

8.	ACCRUED EXPENSES

Accrued expenses at June 30, 2016 and December 31, 2015 consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Tax obligation related to GWRC merger	$1,722	$-
Deferred compensation	1,453	598
Property taxes	976	958
Dividend payable	487	452
Interest	385	877
Other accrued liabilities	1,938	2,252
Total accrued liabilities	$6,961	$5,137

9.	DEBT

The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.380% Series A 2016, maturing June 2028	$—	$28,750	$—	$—
4.580% Series B 2016, maturing June 2036	—	86,250	—	—
5.450% Series 2006, maturing December 1, 2017	—	—	1,000	1,040
5.600% Series 2006, maturing December 1, 2022	—	—	—	6,215
5.750% Series 2006, maturing December 1, 2032	—	—	—	23,370
6.550% Series 2007, maturing December 1, 2037 - net of unamortized discount of $338	—	—	700	50,177
6.375% Series 2008, maturing December 1, 2018	—	—	185	435
7.500% Series 2008, maturing December 1, 2038	—	—	—	23,235
	—	115,000	1,885	104,472
OTHER
Capital lease obligations	143	244	109	178
Debt issuance costs	—	(758)	—	(2,233)
Total debt	$143	$114,486	$1,994	$102,417

2016 Senior Secured Notes – On June 24, 2016, the Company closed the note purchase agreement entered into on May 20, 2016, and issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%.  Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve year term, with the principal payment due on June 15, 2028.  Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a twenty year term.  Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter.  The proceeds of the senior secured notes were primarily used to refinance the existing long-term tax exempt bonds, which were subject to an early redemption option at 103%, plus accrued interest, as a result of the U.S. IPO.  As part of the refinancing of the long-term debt, the Company paid a prepayment penalty of $3.2 million and wrote off the remaining $2.2 million in capitalized loan fees related to the tax exempt bonds, which were recorded as additional interest expense for the three and six months ended June 30, 2016.  The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions.

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The senior secured notes require the Company maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00.  Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income.  Consolidated debt service is calculated as interest expense, principal payments and dividend or stock repurchases.  The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25.  However for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20.

Tax Exempt Bonds – We issued tax-exempt bonds through The Industrial Development Authority of the County of Pima in the amount of $36,495,000 on December 28, 2006; $53,624,000, net of a discount of $511,000, on November 19, 2007; and $24,550,000 on October 1, 2008.  Proceeds from these bonds were used for qualifying costs of constructing and equipping the water and wastewater treatment facilities of our subsidiaries, Palo Verde and Santa Cruz. The Company did not grant any deed of trust, mortgage, or other lien on property of Santa Cruz or Palo Verde. These bonds were secured by a security agreement that gave the trustee rights to the net operating income generated by our Santa Cruz and Palo Verde utilities. The tax-exempt bonds were redeemed in June 2016 with proceeds from the 2016 senior secured notes.

Debt Issuance Costs Reclassification - In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the accounting of debt discounts. The adoption of this guidance resulted in the reclassification of the unamortized debt issuance costs of $2.2 million from debt issuance costs to a reduction in long-term debt as of December 31, 2015.

As of June 30, 2016, the Company was in compliance with its financial debt covenants.

At June 30, 2016, the remaining aggregate annual maturities of our debt and minimum lease payments under capital lease obligations for the years ended December 31 are as follows (in thousands):

	Debt	Capital Lease Obligations
2016	$—	$165
2017	—	134
2018	—	88
2019	—	49
2020	—	—
Thereafter	115,000	—
Subtotal	115,000	436
Less: amount representing interest	—	(49)
Total	$115,000	$387

At June 30, 2016, the carrying value of the non-current portion of long-term debt was $115.0 million, with an estimated fair value of $115.0 million.  At December 31, 2015, the carrying value of the non-current portion of long-term debt was $104.7 million, with an estimated fair value of $116.7 million.  The fair value of our debt was estimated based on interest rates considered available for instruments of similar terms and remaining maturities.

10.	INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As of June 30, 2016 and December 31, 2015, the Company did not have any uncertain tax positions.

ASC Topic 740, Income Taxes, prescribes the method to determine whether a deferred tax asset is realizable and significant weight is given to evidence that can be objectively verified.  As of June 30, 2016 and December 31, 2015, the Company’s valuation allowance totaled $8,500, which relates to state net operating loss carryforwards expected to expire prior to utilization.

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2016, we have approximately $19.8 million in federal net operating loss (“NOL”) carry forwards and $12.7 million in state NOLs available to offset future taxable income.

The effective tax rates use for the six months ended June 30, 2016 and June 30, 2015 were 36.96% and 39.42%, respectively.  The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items.  The effective tax rate for the six months ended June 30, 2016 was greater than the federal statutory rate of 35.0% primarily due to state income taxes.

11.	DEFERRED COMPENSATION AWARDS

Stock-based compensation — Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.

At June 30, 2016 and December 31, 2015, there were options to acquire 47,422 shares of common stock of GWRI outstanding, adjusting for the 100.68 to 1.00 stock split effected on April 28, 2016. The options were all vested and exercisable as of each date.  The stock options have a remaining contractual life of approximately 2.25 years and have a split-adjusted exercise price of $8.65 per share.

GWRI stock option grant – In May 2016, GWRI’s Board of Directors granted stock options to acquire 325,000 shares of GWRI’s common stock to the members of the board.  The options were granted with an exercise price of $7.50, the prevailing market price of the Company’s common shares at the close of business on May 20, 2016.  The options vest over a two year period, with 50% vesting on May 2017 and 50% vesting on May 2018. The options have a three year life.  The Company will expense the $2.1 million fair value of the stock option grant ratably over the two year vesting period in accordance with ASC 323.  Stock-based compensation expense of $118,000 was recorded for the three and six months ended June 30, 2016.  No stock-based compensation expense was recorded for the three and six months ended June 30, 2015.

Phantom stock compensation – On December 30, 2010, we adopted a phantom stock unit plan authorizing the directors of the Company to issue phantom stock units (‘‘PSUs’’) to our employees. With the merger of GWRC into GWRI and the U.S. IPO, the awarded PSUs have been amended such that the outstanding units now track with the value of GWRI’s share price. The vesting of the awards has not changed.  The value of the PSUs issued under the plan track to the performance of GWRI’s shares and gave rise to a right of the holder to receive a cash payment the value of which, on a particular date, was the market value of the equivalent number of shares of GWRI at that date. The issuance of PSUs as a core component of employee compensation was intended to strengthen the alignment of interests between the employees of the Company and the shareholders of GWRI by linking their holdings and a portion of their compensation to the future value of the common shares of GWRI.

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

In January 2012, 135,079 additional PSUs were issued to nine members of management as a reward for performance in 2011.  The PSUs issued to management vested ratably over 12 consecutive quarters beginning January 1, 2012 and were accounted for as liability compensatory awards similar to the PSUs issued in December 2010. These PSUs were remeasured each period and a liability was recorded equal to GWRC’s closing share price on the period end date multiplied by the number of units vested.  For the three months and six months ended June 30, 2015, zero and $38,000 was paid to the holders for these vested PSUs, respectively. No amounts were paid to the holders of these PSUs for the three months and six months ended June 30, 2016.  As of June 30, 2016, no additional PSUs issued in 2012 remain outstanding.

During the first quarter of 2013, 76,492 PSUs were issued to nine members of management as a reward for performance in 2012.  The PSUs issued to management vest ratably over 12 consecutive quarters beginning January 1, 2013 and are accounted for as liability compensatory awards similar to the PSUs issued in December 2010 and January 2012.  These PSUs were remeasured each period and a liability was recorded equal to GWRC’s closing share price on the period end date multiplied by the number of

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

units vested.  As of June 30, 2016, none of these PSUs issued in 2013 remain outstanding. For the three months ended June 30, 2016 and June 30, 2015, zero and $27,000 was paid to the holders for these vested PSUs, respectively.  For the six months ended June 30, 2016 and June 30, 2015, $29,000, and $52,000 was paid to the holders for these vested PSUs, respectively.

During the first quarter of 2014, 8,775 PSUs were issued to three members of management as a reward for performance in 2013.  These PSUs vest ratably over 12 consecutive quarters beginning January 1, 2014 and are accounted for a liability compensatory awards.  As of June 30, 2016, 1,114 of these PSUs remain outstanding.  For the three months ended June 30, 2016 and June 30, 2015, $2,000 was paid to holders for these vested PSUs. For the three months ended June 30, 2016 and June 30, 2015, $4,000 and $3,000 was paid to holders for these vested PSUs, respectively.

During the first quarter of 2015, 28,828 PSUs were issued to two members of management as a reward for performance in 2014. These PSUs vest ratably over 12 consecutive quarters beginning January 1, 2015 and are accounted for as liability compensatory awards. As of June 30, 2016, 16,816 of these PSUs remain outstanding. For the three months ended June 30, 2016 and June 30, 2015, $31,000, and $12,000 was paid to holders for these vested PSUs, respectively.  For the six months ended June 30, 2016 and June 30, 2015, $44,000 and $12,000 was paid to holders for these vested PSUs, respectively.

During the first quarter of 2016, 34,830 PSUs were issued to two members of management as a reward for performance in 2015. These PSUs vest ratably over 12 consecutive quarters beginning January 1, 2016 and are accounted for as liability compensatory awards. As of June 30, 2016, all of these PSUs remain outstanding. For the three and six months ended June 30, 2016 and June 30, 2015, zero was paid to holders for these vested PSUs.

Stock appreciation rights compensation – The Company historically accounted for SARs as liability compensatory awards under ASC 710, Compensation – General, valued using the intrinsic value method, as permitted by ASC 718 for nonpublic entities, with changes to the value of the SARs recognized as compensation expense at each quarterly reporting date. Upon becoming a public company, as defined in ASC 718, in the first quarter of 2016, the Company was required to change its methodology for valuing the SARs. While the SARs will continue to be re-measured at each quarterly reporting date, the SARs are required to be accounted for prospectively at fair value using a fair value pricing model, such as Black-Scholes. The Company recorded the impact of the change in valuation methods as a cumulative effect of a change in accounting principle, as permitted by ASC 250. The effect of the change increased the SAR liability by $103,000 which was the difference in compensation cost measured using the intrinsic value method and the fair value method.  An offsetting change to accumulated deficit in the consolidated balance sheet was recorded with the revaluation, net of $38,000 in taxes. Any future changes in fair value will be recorded as compensation expense in the consolidated statement of operations.

In January 2012, in an effort to reward employees for their performance in 2011 as well as to recognize performance since 2007, the last year the Company paid bonuses prior to that time, we adopted a stock appreciation rights plan authorizing the directors of the Company to issue SARs to our employees. The value of the SARs issued under the plan tracked the performance of GWRC’s shares. Each holder of the January 2012 award had the right to receive a cash payment amounting to the difference between C$4.00 per share (the “exercise price”) and the closing price of GWRC’s common shares on the exercise date, provided that the closing price was in excess of C$4.00 per share.   In total, 152,091 SARs were issued to employees below the senior management level, and zero remain outstanding as of June 30, 2016.  The SARs vested in equal installments over the four quarters of 2012 and expired four years after the date of issuance.  Holders of SARs could exercise their awards once they vested.  Individuals who voluntarily or involuntarily leave the Company forfeit their rights under the awards. For the three and six months ended June 30, 2016, zero was paid to holders for these vested SARs. For the three and six months ended June 30, 2015, $5,000 and $24,000 was paid to holders for these vested SARs, respectively.

In the third quarter of 2013, the Company granted 100,000 SARs to a key executive of the Company.  These SARs vest ratably over sixteen quarters from the grant date and give the employee the right to receive a cash payment amounting to the difference between the $1.59 per share exercise price and the closing price of GWRI’s common shares on the exercise date, provided that the closing price is in excess of $1.59 per share.   The exercise price was determined by taking the weighted average share price of the five days prior to July 1, 2013.  As of June 30, 2016, 69,500 of these SARs remain outstanding.  For the three and six months ended June 30, 2016, $151,000 was paid to the holder in relation to the exercise of 23,000 vested SARs. For the three and six months ended June 30, 2015, zero was paid to the holder for these vested SARs.

In the fourth quarter of 2013, the Company granted 100,000 SARs to a newly hired officer of the Company.  These SARs vest ratably over sixteen quarters from the grant date and give the employee the right to receive a cash payment amounting to the difference between $2.69 per share exercise price and the closing price of GWRI’s common shares on the exercise date, provided

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

that the closing price is in excess of $2.69 per share.   The exercise price was determined by taking the weighted average share price of the 30 days prior to November 14, 2013.  As of June 30, 2016, 75,000 of these SARs remain outstanding.  For the three and six months ended June 30, 2016, $137,000 was paid to the holder in relation to the exercise of 25,000 vested SARs.  For the three and six months ended June 30, 2015, zero was paid to the holder for these vested SARs.

In the first quarter of 2015, the Company granted 299,000 SARs to seven members of management. These SARs vest ratably over 16 quarters from the grant date and give the employee the right to receive a cash payment amounting to the difference between the $4.26 per share exercise price and the closing price of GWRI’s common shares on the exercise date, provided that the closing price is in excess of $4.26 per share. The exercise price was determined to be the fair market value of one share of stock on the grant date of February 11, 2015. As of June 30, 2016, 249,500 of these SARs remain outstanding.  In the second quarter of 2016, 33,000 of the outstanding SARs was forfeited upon employee termination.  For the three and six months ended June 30, 2016 and June 30, 2015, $50,000 was paid to the holders for the exercise of 16,500 vested SARs.  For the three and six months ended June 30, 2015, zero was paid to holders for these vested SARs.

In the second quarter of 2015, the Company granted 300,000 SARs to two key executives of the Company. These SARs vest over 16 quarters, vesting 20% per year for the first three years, with the remainder (40%) vesting in year four. The SARs give the employee the right to receive a cash payment amounting to the difference between the $5.13 per share exercise price and the closing price of GWRI’s common shares on the exercise date, provided that the closing price is in excess of $5.13 per share. The exercise price was determined to be the fair market value of one share of stock on the grant date of May 8, 2015. As of June 30, 2016, 300,000 of these SARs remain outstanding.  For the three and six months ended June 30, 2016 and June 30, 2015, zero was paid to the holder for these vested SARs.

As a result of the merger of GWRC into the Company and the U.S. IPO, the exercise prices for the preceding awards were translated to U.S. dollars using the prevailing noon-day Bank of Canada foreign exchange rate of US$0.7969 per CAD$1.00 as measured on May 2, 2016, the day prior to the closing of the merger.  The vesting of the awards has not changed.  Subsequent to the merger, each SAR will provide the holder the right to receive a cash payment amounting to the difference between the per share exercise price and the closing price of GWRI’s common shares on the exercise date, provided that the closing price is in excess of exercise price per share.

For the three months ended June 30, 2016 and June 30, 2015, the Company recorded approximately $985,000 and $217,000 of compensation expense related to the PSUs and SARs, respectively.  For the six months ended June 30, 2016 and June 30, 2015 the Company recorded approximately $1.2 million and $380,000 of compensation expense related to the PSUs and SARS, respectively. Based on GWRI’s closing share price on June 30, 2016, deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

Estimated future compensation expense	PSUs	SARs
2016	$100	$670
2017	187	1,104
2018	102	749
2019	—	85
2020	—	—
Total	$389	$2,608

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the three and six months ended June 30, 2016 and June 30, 2015 (in thousands):

	For the Six Months Ended June 30,
	2016	2015
Cash paid for interest	$3,484	$3,883
Cash paid for bond prepayment fee	$3,201	$—
Reclassification of deferred IPO costs to equity	$97	$—
Capital expenditures included in accounts payable and accrued liabilities	$163	$348
Deferred compensation change in accounting principle	$103	$—

13.	COMMITMENTS AND CONTINGENCIES

Commitments – Prior to the sale of GWM, we leased certain office space in Arizona under operating leases with terms that expired in February 2016. The operating lease agreements were between GWM and the landlord. Accordingly, effective June 2013 through February 2016, the Company was not a party under the lease agreements. GWRI subleased a portion of the office space covered under the GWM lease agreements.  In February 2016, the Company entered into a three-year lease agreement with the landlord to occupy the same space previously subleased under GWM's lease agreements, inclusive of necessary facility upgrades.  Beginning in March 2016, the Company began recording approximately $8,000 in monthly rent expense related to the new agreement.  Rent expense arising from the operating leases totaled approximately $24,000 and $17,000 for the three months ended June 30, 2016 and June 30, 2015, and $42,000 and $34,000 for the six months ended June 30, 2016 and June 30, 2015, respectively.

Contingencies

From time to time, we may become involved in other proceedings arising in the ordinary course of business. Management believes the ultimate resolution of such matters will not materially affect our financial position, results of operations, or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations relates to the three and six months ended June 30, 2016 and 2015 and should be read together with the condensed consolidated financial statements and accompanying notes included herein, as well as our audited annual financial statements and associated management’s discussion, which are available within our recently filed S-1 available on our Company’s profile on the Securities and Exchange Commission (“SEC”) website, www.sec.gov.

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

Business Outlook

2015 and 2016 continued the trend of positive growth in new connections and re-establishing service on existing previously vacant homes.  According to the 2010 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) had a population of 4.2 million in 2010 and is the 14th largest MSA in the U.S., an increase of 29% over the 3.25 million people reported in the 2000 Census. Metropolitan Phoenix’s growth data continues to improve due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that Maricopa County will have a population of 4.5 million by 2020 and 6.0 million by 2040.  During the twelve months ended June 30, 2016, Arizona’s employment rate improved by 2.9%, ranking the state in the top eight nationally for job growth.

Also, according to the W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus panel, most sectors of real estate are expected to experience improved occupancy and growth.  For Maricopa County and Pinal County combined, the W.P. Carey School of Business, using U.S. Census data, reported that single family housing permits were approximately 11,700 units for 2014.  However, for 2015, permits were up approximately 43% to 16,768 units in Maricopa and Pinal Counties combined, and the forecasts for 2016 and 2017 remain positive at approximately 19,000 units and 23,000 permits respectively.  From there, we believe growth in the region could steadily return towards its normal historical rate of greater than 30,000 single family dwelling permits.  Additionally, multifamily, office, retail, and industrial market occupancy rates continued to increase in 2015 compared to 2014 and are expected to continue to increase through 2017.

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

Population and Community Growth

Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner.  Our total service connections, including both active service connections and connections to vacant homes, decreased 6,944 connections, or 15.6%, from a total of 44,504 as of June 30, 2015 to 37,560 as of June 30, 2016.  This decrease is due to the condemnation of Valencia Water Company and the sale of Willow Valley.  Adjusting for the condemnation of Valencia Water Company and the sale of Willow Valley, total service connections increased to 37,560 as of June 30, 2016 from 37,118 as of December 31, 2015, which represents an increase of 442 connections, or an annualized increase of approximately 2.4%.

As of June 30, 2016, we have 36,795 active service connections compared to 44,217 active service connections as of June 30, 2015, a decrease of 7,422 or 16.8%.  As with the decrease in total service connections, the decrease is due to the condemnation of the assets and operations of Valencia Water Company and the sale of Willow Valley.  Adjusting for the condemnation of the assets and operations of Valencia Water Company and the sale of Willow Valley, active service connections increased 862 connections, or 2.4%, to 36,795 as of June 30, 2016 compared to 35,933 as of June 30, 2015.  Approximately 98.8% of the 36,795 active service connections are serviced by our Global Water - Santa Cruz Water Company, LLC (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, LLC (“Palo Verde”) utilities.

The graph below presents the historical change in active and total connections for our ongoing operations, adjusting for the condemnation of the assets and operations of Valencia Water Company and the sale of Willow Valley.

During the economic downturn beginning in 2008, our utilities experienced an increase in the number of vacant homes, reaching a peak of 4,020 vacant connections as of February 28, 2009, approximately 11.2% of our total connections at the time; however, the negative trend began to reverse thereafter with the number of vacant homes decreasing to 765 or 2.0% of total connections as of June 30, 2016.

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

Economic Environment

The growth of our customer base depends almost entirely on the success of developers in developing residential and commercial properties within our service areas. Real estate development is a cyclical industry and the growth rate of development, especially residential development, since 2006, both nationally and in Arizona has been and continues to be below historical rates. In addition, development in our service areas is contingent upon construction or acquisition of major public improvements, such as arterial streets, drainage facilities, telephone and electrical facilities, recreational facilities, street lighting and local in-tract improvements (e.g., site grading). Many of these improvements are built by municipalities with public financing, and municipal resources and access to capital may not be sufficient to support development in areas of rapid population growth.

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

We have made significant capital investments in our territories within the last twelve years, and because the infrastructure is new, we do not expect comparable capital investments to be required in the near term, either for growth or to maintain the existing infrastructure.  Nevertheless, we have an established capital improvement plan to make targeted capital investments to repair and replace existing infrastructure as needed, address operating redundancy requirements, and improve the overall financial performance of the Company, by lowering expenses and increasing revenue. Additionally, to reduce our deferred tax liability of approximately $19.4 million resulting from the gain on the condemnation of the operations and assets of Valencia Water Company, we have identified certain currently planned investments within our capital improvement plan that we determined through a favorable private letter ruling with the IRS will qualify under the IRC Section 1033 re-investment criteria; however, the timeline to make such investments is limited through the end of 2017. Accordingly, we plan to accelerate the identified capital expenditures within our capital improvement plan. As a result, we expect capital expenditures to increase in 2016 and 2017 as compared to recent years, with corresponding reductions to occur in 2018, 2019 and beyond.

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

Weather and Seasonality

Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Drought, overuse of sources of water, the protection of threatened species or habitats or other factors may limit the availability of ground and surface water. Also, customer usage of water and recycled water is affected by weather conditions, particularly during the summer. Our water systems generally experience higher demand in the summer due to the warmer temperatures and increased usage by customers for irrigation and other outdoor uses. However, summer weather that is cooler or wetter than average generally suppresses customer water demand and can have a downward effect on our operating revenue and operating income. Conversely, when weather conditions are extremely dry, our business may be affected by government-issued drought-related warnings and/or water usage restrictions that would artificially lower customer demand and reduce our operating revenue. The limited geographic diversity of our service areas make the results of our operations more sensitive to the effect of local weather extremes. The second and third quarters of the year are generally those in which water services revenue and wastewater services revenue are highest. Accordingly, interim results should not be considered representative of the results of a full year.

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

For our utilities, adjusting for the condemnation of the operations and assets of Valencia Water Company and the sale of Willow, the settlement provided for a collective aggregate revenue requirement increase of $3.6 million based on 2011 test year service connections, phased-in over time, with the first increase in January 2015 as follows (in thousands):

	Incremental	Cumulative
2015	$1,082	$1,083
2016	887	1,970
2017	335	2,305
2018	335	2,640
2019	335	2,975
2020	335	3,310
2021	335	3,645

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

With the issuance of Rate Decision No. 74364, in February 2014, the ACC again changed how ICFA funds would be characterized and accounted for going forward.  Most notably, ICFA funds would no longer be required to reduce future rates as a result of the ratemaking process.  In conjunction with Rate Decision No. 74364, we eliminated the CIAC liability and reversed the associated regulatory liability brought about by the 2010 ruling.  ICFA funds already received or which had become due prior to the date of Rate Decision No. 74364 were accounted for in accordance with our ICFA revenue recognition policy that had been in place prior to the 2010 Regulatory Rate Decision, wherein the funds received are recognized as revenue once the obligations specified in the ICFA were met.  Rate Decision No. 74364 prescribes that of the ICFA funds which come due and are paid subsequent to December 31, 2013, 70% of the ICFA funds will be recorded in the associated utility subsidiary as a hook-up fee (“HUF”) liability, with the remaining 30% to be recorded as deferred revenue, to be accounted for in accordance with our ICFA revenue recognition policy.  A HUF tariff, specifying the dollar value of a HUF for each utility, was approved by the ACC as part of Rate Decision No. 74364.  The Company is responsible for assuring the full HUF value is paid from ICFA proceeds, and recorded in its full amount, even if it results in recording less than 30% of the ICFA fee as deferred revenue.

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

We have agreed not to enter into any new ICFAs, and instead will utilize hook-up fee tariffs, which have become an acceptable industry practice in Arizona. As part of the settlement, a hook-up fee tariff was established for each utility. Existing ICFAs will remain in place, but a portion (approximately 70%) of future payments to be received under the ICFAs will be considered as hook-up fees, which are accounted for as CIAC once expended on plant (i.e., hook-up fees will be recorded as a liability, but will only reduce rate base once such funds are expended on plant). The remaining approximate 30% of future ICFA payments will be recognized using the same income recognition accounting applied to ICFA funds already received, wherein such funds will be recorded as revenue or deferred revenue.

In addition to ICFAs, we have various line extension agreements with developers and builders, whereby funds, water line extensions, or wastewater line extensions are provided to us by the developers and are considered refundable advances for construction. These advances in aid of construction are subject to refund by us to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility services constructed under the agreement over a specified period. Upon the expiration of the agreements’ refunding period, the remaining balance of the advances in aid of construction becomes nonrefundable and at that time is considered contributions in aid of construction. Contributions in aid of construction are amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, a utility plant funded by advances in aid of construction and contributions in aid of construction is excluded from rate base. For the three and six months ended June 30, 2016 and 2015, we did not transfer any AIAC balances to CIAC.

Recent Events

Reorganization Transaction

On January 19, 2016, GWR Global Water Resources Corp. (“GWRC”) announced that it agreed to pursue a reorganization transaction with the Company that resulted in GWRC merging with and into the Company (the “Reorganization Transaction”). The Reorganization Transaction closed on May 3, 2016.  GWRC was organized in 2010 to acquire shares of the Company, and held an approximate 47.8% interest prior to the merger. The Reorganization Transaction was part of the Company’s overall plan to simplify its corporate structure by eliminating one level of holding company ownership, refinance its outstanding tax-exempt bonds on more favorable terms (as described below), improve liquidity for shareholders over the medium to long-term and have a single governing jurisdiction in the U.S., where all of the assets, operations and employees of the business are located. As a result of the merger, GWRC ceased to exist as a British Columbia corporation and the Company, governed by the corporate laws of the State of Delaware, is the surviving entity.

With the completion of the initial public offering of shares of common stock of the Company in the United States (“U.S. IPO”), the Company had the right to redeem all of its outstanding tax-exempt bonds at a price of 103% of the principal amount, plus interest accrued at the redemption date.  Following completion of the U.S. IPO, the Company entered into a note purchase agreement to issue two series of senior secured notes with total principal balance of $115.0 million.  On June 24, 2016, the Company closed the note purchase agreement, which proceeds were primarily used to pay down the outstanding $106.7 million in tax-exempt bonds at 103%.

Stipulated Condemnation of the Operations and Assets of Valencia Water Company

On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement wherein the City of Buckeye acquired all the operations and assets of Valencia Water Company and assumed operation of the utility upon close. The City of Buckeye paid the Company $55.0 million at close, plus an additional $108,000 in working capital adjustments. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia Water Company’s prior service areas, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement.

Sale of Willow Valley

On March 23, 2015, the Company reached an agreement to sell the operations and assets of Willow Water Valley Co., Inc. (“Willow Valley”) to EPCOR Water Arizona Inc. (“EPCOR”). Pursuant to the terms of the agreement, EPCOR purchased all the operations, assets and rights used by Willow Valley to operate the utility system for $2.3 million. The transaction was approved by the ACC on March 10, 2016, and we closed the transaction on May 9, 2016.

Sale of Loop 303 Contracts

In September 2013, we entered into an agreement to sell certain wastewater facilities main extension agreements and offsite water management agreements for the contemplated Loop 303 service area, along with their related rights and obligations (which we refer to collectively as the “Loop 303 Contracts”), relating to the 7,000-acre territory within a portion of the western planning area of the City of Glendale, Arizona known as the “Loop 303 Corridor.” Pursuant to the agreement, we sold the Loop 303 Contracts to EPCOR for total proceeds of approximately $4.1 million ($3.1 million of which has been received as of December 31, 2015), which will be paid to us over a multi-year period. Receipt of the remaining proceeds will occur and be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners of the Loop 303 Corridor. As part of the consideration, we agreed to complete certain engineering work required in the offsite water management agreements, which we completed in 2013, thereby satisfying our remaining obligations relating to the Loop 303 Contracts.  In April 2015, we received proceeds of approximately $296,000 related to the sale of the Loop 303 Contracts.  As of June 30, 2016, proceeds of $1.0 million remain outstanding, and when received will be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners.

Sonoran Acquisition Liability

On March 17, 2016, the Company entered into an agreement with Sonoran Utility Services, LLC (“Sonoran”) to amend certain provisions of the purchase and sale agreement related to the acquisition of Sonoran’s assets on June 15, 2005.  The amended agreement allowed the Company to reduce its $3.8 million acquisition liability due to Sonoran to $2.8 million, if the Company settled the amount due within ten days of the closing of the note purchase agreement. The note purchase agreement closed on June 24, 2016 and the Sonoran liability was subsequently settled in June 2016.  Upon settlement of the Sonoran acquisition liability, the Company recorded a gain of $954,000 in other income for the three and six months ended June 30, 2016.

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

However, EBITDA and Adjusted EBITDA are not recognized earnings measures under U.S. GAAP and do not have a standardized meaning prescribed by U.S. GAAP. Therefore, EBITDA and Adjusted EBITDA may not be comparable to similar measures presented by other issuers. Investors are cautioned that EBITDA and Adjusted EBITDA should not be construed as an alternative to net income or loss or other income statement data (which are determined in accordance with U.S. GAAP) as an indicator of our performance or as a measure of liquidity and cash flows. Management’s method of calculating EBITDA and Adjusted EBITDA may differ materially from the method used by other companies and accordingly, may not be comparable to similarly titled measures used by other companies.  A reconciliation of EBITDA and Adjusted EBITDA to Net Income, the most comparable GAAP measure, is included below under the caption “EBITDA and Adjusted EBITDA.”

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

Comparison of Results of Operations for the Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30,
	2016	2015
Revenues	$7,589	$9,082
Operating expenses	6,763	6,802
Operating income	826	2,280
Total other expense	(6,388)	(1,685)
(Loss) income before income taxes	(5,562)	595
Income tax benefit (expense)	1,968	(192)
Net (loss) income	$(3,594)	$403

Basic (loss) earnings per common share	$(0.19)	$0.02
Diluted (loss) earnings per common share	$(0.19)	$0.02

Revenues – The following table summarizes GWRI’s revenues for the three months ended June 30, 2016 and 2015 (in thousands).

	For the Three Months Ended June 30,
	2016	2015
Water services	$3,647	$5,114
Wastewater and recycled water services	3,922	3,793
Unregulated revenues	20	175
Total revenues	$7,589	$9,082

Total revenues decreased $1.5 million, or 16.4%, for the three months ended June 30, 2016 compared with the three months ended June 30, 2015.  The decrease in revenues is primarily due to the condemnation of the operations and assets of Valencia Water Company which occurred in July 2015 and the sale of Willow Valley which occurred in May of 2016, and which contributed revenue of $1.9 million for the three months ended June 30, 2015 and $80,000 for the three months ended June 30, 2016.  The decrease related to the condemnation of Valencia Water Company and sale of Willow Valley, was partially offset by an increase in revenue for the remaining operating utilities, which increased $326,000, or 4.5%, to $7.5 million for the three months ended June 30, 2016 compared to $7.2 million for the three months ended June 30, 2015.  The increase in revenue for the remaining operating utilities reflects the increase in rates related to rate decision no. 74364 in February 2014 combined with a 2.4% increase in active service connections (adjusted for the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley) combined with an increase in consumption during the second quarter of 2016 compared to the second quarter of 2015.  This increase was partially offset by a $155,000 reduction in unregulated revenue.

Water Services – Water services revenues decreased $1.5 million, or 28.7%, to $3.6 million for the three months ended June 30, 2016 compared to $5.1 million for the three months ended June 30, 2015.  The decrease is primarily due to the condemnation of Valencia Water Company and the Willow Valley sale, which contributed $1.9 million for the three months ended June 30, 2015 and $80,000 for the three months ended June 30, 2016.  The decrease in water service revenue is partially offset by an increase in water service revenues for the remaining operating utilities of $352,000, or 10.9%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Water service revenue based on consumption decreased $688,000, or 28.9%, to $1.7 million from $2.4 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in revenue was primarily driven by a decrease in active water connections related to the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which contributed $953,000 for the three months ended June 30, 2015 and $5,000 for the three months ended June 30, 2016.  The decrease in water service revenue related to the condemnation of Valencia Water Company and sale of Willow Valley was partially offset by an increase in water service revenue for the remaining operating utilities, which increased $259,000, or 18.1%, to $1.7 million for the three months ended June 30, 2016 compared to $1.4 million for the three months ended June 30, 2015.  The increase in water service revenues for the remaining utilities increased in relation to the onset of new rates in 2016 combined with an increase in active water connections and an increase in consumption compared to 2015.

Active water connections decreased 29.5% to 18,716 as of June 30, 2016 from 26,566 as of June 30, 2015 as the result of the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley.  However, after adjusting to remove the active water service connections of Valencia Water Company and Willow Valley, active connections increased 2.4% to 18,716 as of June 30, 2016 from 18,282 as of June 30, 2015.

Water consumption decreased 13.5% to 601 million gallons for the three months ended June 30, 2016 from 694 million gallons for the three months ended June 30, 2015.  However, adjusting for the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which consumed 252 million gallons for the three months ending June 30, 2015 and 5 million gallons for the three months ended June 30, 2016, water consumption increased 34.6% from 442 million gallons to the 595 million gallons.  The increased consumption can be attributed to the 2.4% increase in active connections (in each case adjusting for the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley) combined with an increase in average temperature and a decrease in precipitation for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Water services revenue, excluding miscellaneous charges, associated with the basic service charge decreased $757,000, or 28.7%, to $1.9 million for the three months ended June 30, 2016 compared to $2.6 million for the three months ended June 30, 2015.  The decrease in basic water service revenue is primarily driven by the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which contributed $907,000 for the three months ended June 30, 2015 and $73,000 for the three months ended June 30, 2016.  The decrease was partially offset by an increase in basic revenues for the remaining operating utilities, which increased $77,000, or 4.5%, to $1.8 million for the three months ended June 30, 2016 compared to $1.7 million for the three months ended June 30, 2015, reflecting growth in total active connections as well as an increase in rates due to Rate Decision No. 74364.

Wastewater and Recycled Water Services – Wastewater and recycled water services revenues increased $129,000, or 3.4%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase reflects the increase in rates related to rate decision no. 74364 in February 2014 as well as the increase of active connections, which increased 2.4% to 18,079 as of June 30, 2016 from 17,651 as of June 30, 2015.

Recycled water revenue, which is based on the number of gallons delivered, increased $56,000, or 35.8%, to $214,000 for the three months ended June 30, 2016 compared to $158,000 for the three months ended June 30, 2015.  The recycled water revenue increase is primarily related to an increase in rates combined with a small increase in volume delivered.  The volume of recycled water delivered moderately increased 0.8% to 199 million gallons for the three months ended June 30, 2016 compared to 198 million gallons for the three months ended June 30, 2015.  Recycled water rates increased 30% per Rate Decision No. 74364 compared to 2015.

Unregulated Revenues – Unregulated revenues, which are primarily rental fees derived from leases of space on a utility-owned communications tower and the imputed revenue resulting from our public-private partnership with the City of Maricopa, decreased $155,000, or 88.6%, to $20,000 for the three months ended June 30, 2016 compared to $175,000 for the three months ended June 30,

2015.  The decrease in revenue was driven by the expiration of the temporary arrangement within the public-private partnership memorandum of understanding with the City of Maricopa, wherein we agreed to offset the cash payment of our license fee through December 31, 2015 for miscellaneous utility related services the Company provided to the City of Maricopa. These commitments were previously finalized, and the associated license fees were being accounted for as unregulated revenue until the expiration of the temporary arrangement on December 31, 2015.

Operating Expenses – The following table summarizes the Company’s operating expenses for the three months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30,
	2016	2015
Operations and maintenance	$1,596	$2,057
Operations and maintenance - related party	465	618
General and administrative	3,092	1,807
Depreciation	1,610	2,320
Total operating expenses (benefit)	$6,763	$6,802

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, property tax and services contracted from FATHOM, decreased $614,000, or 23.0%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Total personnel costs decreased $136,000, or 24.4%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to a decrease in personnel related to the condemnation of the operations and assets of Valencia Water Company and sale of Willow Valley, which contributed $203,000 for the three months ended June 30, 2015 and $21,000 for the three months ended June 30, 2016.  This decrease in personnel expenses was partially offset by an increase of $47,000, or 13.2%, in the personnel expenses of the remaining operating utilities, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  Personnel expense for the remaining utilities increased due to an increase in medical expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Utilities and power expenses decreased $106,000, or 21.3%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  Utilities and power expense decreased primarily as a result of the condemnation of the operations and assets of Valencia Water Company and sale of Willow Valley, which contributed $129,000 for the three months ended June 30, 2015 and $3,000 for the three months ended June 30, 2016.  This decrease in utilities expense was partially offset by an increase in the utility expense of the remaining operating utilities, which increased $19,000, or 5.2%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Chemicals, consumables and supplies expenses decreased $5,000, or 3.3% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  Chemicals, consumables and supplies expenses primarily decreased as a result of the condemnation of the operations and assets of Valencia Water Company and sale of Willow Valley, which contributed $43,000 for the three months ended June 30, 2015 and $2,000 for the three months ended June 30, 2016.  This decrease was partially offset by an increase in the chemicals, consumables and supplies expense for the remaining operating utilities, which increased $36,000 or 33.8% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to the additional chemicals used to enhance performance of the wastewater facility.

Property taxes decreased $149,000, or 23.7%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  Property taxes primarily decreased due to the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which contributed $99,000 for the three months ended June 30, 2015 and zero for the three months ended June 30, 2016.  Property taxes were further reduced by a decrease in property taxes for the remaining operating utilities, which decreased $42,000, or 7.9%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues of the Company. As revenues increase, we expect that property taxes will increase.

Operations and Maintenance – Related Party – Operations and maintenance related party expenses are for service fees paid to FATHOM™ with respect to billing, customer service and other support provided to the Company’s regulated utilities.  Service fees payable to FATHOM™ decreased $153,000, or 24.8%, to $465,000 for the three months ended June 30, 2016 compared to $618,000 for the three months ended June 30, 2015. FATHOM™ service fees primarily decreased as a result of the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which contributed $193,000 in expenses for the three months ended June 30, 2015 and $24,000 for the three months ended June 30, 2016.  This decrease was partially offset by an increase in service fees for the remaining operating utilities, which increased $17,000 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  FATHOM™ service fees for the remaining operating utilities increased in relation to an increase in their active water connections combined with a CPI increase in the monthly charge pursuant to the services contract.

General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent and regulatory fees.  These costs increased $1.3 million or 71.1%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Personnel costs increased $60,000, or 9.7%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  Personnel costs primarily increased as a result of a $33,000 increase in medical expenses combined with $30,000 increase in bonus expense.

Deferred Compensation costs increased $768,000, or 353.9%.  Deferred compensation increased primarily due to the change in the Company’s stock price, which increased from a USD adjusted stock price of $5.90 as of March 31, 2016 to $8.80 as of June 30, 2016, combined with the continued vesting of outstanding PSUs and SARs.

City of Maricopa Memo of Understanding fees increased $73,000, or 50.3%.  Previously, the Company agreed to offset the cash payments associated with the license fees through December 31, 2015 with miscellaneous utility related services provided by the Company to the City of Maricopa. Beginning in January 2016, the Company will pay the City of Maricopa for the license fees calculated at 3% of revenues of Palo Verde Utility Company and Santa Cruz Water Company.

Professional fees, which include legal and accounting costs, decreased $42,000, or 12.1%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  Professional fees decreased primarily as a result of a $65,000 decrease in accounting fees net of a $33,000 increase in legal fees.  Accounting fees primarily decreased in relation to the work performed for the condemnation of the assets and operations of Valencia Water Company for the three months ended June 30, 2015 that did not occur for the three months ended June 30, 2016.  These decreases were partially offset by the increase in legal fees primarily associated with certain expenses which were historically recorded at GWRC.

Board Compensation expense increased $342,000, or 322.6%.  This increase is board compensation is primarily related to a $239,000 increase in Deferred Phantom Unit liability which was primarily driven by the increase in stock price, which increased from a USD adjusted stock price of $5.90 as of March 31, 2016 to $8.80 as of June 30, 2016.  Additionally, board compensation increased $118,000 related to the options granted to members of the board in May 2016, which carried a fair value of $2.1 million on the date of the grant, and which will be expensed ratably over the 24 month vesting period.

Miscellaneous expenses increased $74,000 or 180.5% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  This increase is primarily related to an increase of $31,000 in office expense combined with a $22,000 increase of public company costs, which were historically recorded at GWRC.

Depreciation – Depreciation expense decreased by $710,000, or 30.6%, to $1.6 million for the three months ended June 30, 2016 compared to $2.3 million for the three months ended June 30, 2015.  The decrease in depreciation is primarily related to the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which recorded depreciation of approximately $585,000 for the three months ended June 30, 2015 and $18,000 for the three months ended June 30, 2016.  Also contributing to the decrease was certain assets reaching the end of their useful lives and, therefore, having been fully depreciated.

Other Income (Expense) – Other net expense totaled $6.4 million of for the three months ended June 30, 2016 compared to expense of $1.7 million for the three months ended June 30, 2015. The change in other expense is primarily driven by a $5.4 million increase in interest expense which was partially offset by an increase of $769,000 in other income.  Interest expense increased 263.8% to $7.5 million for the three months ended June 30, 2016 compared to $2.1 million for the three months ended June 30, 2015.  Interest expense increased due to the refinancing of debt that was completed in June of 2016.  As part of the refinancing, the Company paid $3.2 million in prepayment penalties and wrote off the remaining $2.2 million in capitalized loan fees related to the retired bonds.

Other income increased by 227.5% to $1.1 million for the three months ended June 30, 2016 compared to income of $338,000 for the three months ended June 30, 2015.  The increase in other income was primarily attributable to a $954,000 gain on the settlement of the Sonoran purchase liability.  The Sonoran liability was originally due in June 2018, however, by accelerating the payoff of the liability, we were able to reduce the original liability of $3.8 million to $2.8 million.  Additionally, other income includes approximately $192,000 related to the Valencia earn out for the three months ended June 30, 2016, wherein we receive $3,000 for each new meter installed in the Valencia service area. These gains were partially offset by a $54,000 loss on sale of Willow Valley Water Company in May of 2016 and a gain of $296,000 related to proceeds received in relation to the sale of Loop 303 Contracts for the three months ended June 30, 2015.

Other income (expense) – related party changed $66,000, to a net loss of $41,000 for the three months ended June 30, 2016 compared to net income of $25,000 for the three months ended June 30, 2015.  Other related party income (expense) includes royalty income based upon a percentage of certain FATHOM™ recurring revenue combined with the equity method gains and losses associated with our equity method investment in FATHOM™.  The change in the other related party income (expense) is primarily associated with an increase in the equity method losses recorded.  For the three months ended June 30, 2016, equity method investment losses increased $74,000, or 131.1%, to $130,000 for the three months ended June 30, 2016 compared to losses of $56,000 for the three months ended June 30, 2015.

Income Tax Benefit (Expense) – An income tax benefit of $2.0 million was recorded for the three months ended June 30, 2015 compared to an income tax expense of $192,000 for the three months ended 2015.  The income tax benefit recorded for the three months ended June 30, 2016 is primarily related to the $5.2 million in additional expenses related to the refinancing of our tax exempt bonds, which led to a loss before income taxes of $5.6 million for the three months ended June 30, 2016 compared to pretax income of $595,000 for the three months ended June 30, 2015.

Net Loss – The Company's net loss totaled $3.6 million for the three months ended June 30, 2016 compared to net income of $403,000 for the three months ended June 30, 2015. The $4.0 million decrease for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is primarily attributed to the $5.4 million increase in interest expense associated with our debt refinancing combined with a $1.1 million increase in deferred compensation and board compensation, which is primarily attributed to a rise in stock price combined with option grants to the members of the board.  The amounts were partially offset by a related $2.2 million change in income taxes driven by the $2.0 million tax benefit recorded in the current quarter related to our current period losses.

EBITDA and Adjusted EBITDA – EBITDA totaled $3.5 million for the three months ended June 30, 2016 compared to $5.0 million for the three months ended June 30, 2015. Adjusted EBITDA totaled $2.7 million for the three months ended June 30, 2016 compared to $4.7 million for the three months ended June 30, 2015.

A reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA in the three months ended June 30, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended June 30,
	2016	2015
Net Income (Loss)	$(3,594)	$403
Income tax expense (benefit)	(1,968)	192
Interest income	(4)	(2)
Interest expense	7,458	2,050
Depreciation	1,610	2,320
EBITDA(1)	$3,502	$4,963
Loss on sale of Willow Valley	54	—
Gain on sale of Sonoran acquisition liability	(954)	—
Gain on sale of Loop 303 Contracts	—	(296)
Equity investment loss	130	56
EBITDA Adjustments	(770)	(240)
Adjusted EBITDA(2)	$2,732	$4,723

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

Comparison of Results of Operations for the Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015 (in thousands):

	For the Six Months Ended June 30,
	2016	2015
Revenues	$14,405	$16,704
Operating expenses	12,518	13,649
Operating income	1,887	3,055
Total other expense	(7,985)	(3,903)
Loss before income taxes	(6,098)	(848)
Income tax benefit	2,190	336
Net loss	$(3,908)	$(512)

Basic loss per common share	$(0.21)	$(0.03)
Diluted loss per common share	$(0.21)	$(0.03)

Revenues – The following table summarizes GWRI’s revenues for the six months ended June 30, 2016 and 2015 (in thousands).

	For the Six Months Ended June 30,
	2016	2015
Water services	$6,636	$9,007
Wastewater and recycled water services	7,729	7,395
Unregulated revenues	40	302
Total revenues	$14,405	$16,704

Total revenues decreased $2.3 million, or 13.8%, for the six months ended June 30, 2016 compared with the six months ended June 30, 2015.  The decrease in revenues is primarily related to the condemnation of the operations and assets of Valencia Water Company which occurred in July 2015 and the sale of Willow Valley in May of 2016, and which contributed revenue of $3.3 million for the six months ended June 30, 2015 and $306,000 for the six months ended June 30, 2016.  The decrease related to the condemnation of Valencia Water Company and the sale of Willow Valley was partially offset by an increase in revenue for the remaining operating utilities, which increased $668,000, or 5.0%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  The increase in revenue for the remaining operating utilities reflects the increase in rates related to rate decision No. 74364 in February 2014 combined with a 2.9% increase in their active service connections (adjusted for the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley) combined with an increase in consumption during the six months ended June 30, 2016 compared to six months ended June 30, 2015.  This increase was partially offset by a $262,000 reduction in unregulated revenue.

Water Services – Water services revenues decreased $2.4 million, or 26.3%, to $6.6 million for the six months ended June 30, 2016 compared to $9.0 million for the six months ended June 30, 2015.  The decrease is primarily due to the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which contributed $3.3 million for the six months ended June 30, 2015 and $306,000 for the six months ended June 30, 2016.  The decrease in water service revenue was partially offset by an increase in water service revenue for the remaining operating utilities of $595,000, or 10.4%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Water service revenue based on consumption decreased $924,000, or 25.6%, to $2.7 million for the six months ended June 30, 2016 compared to $3.6 million for the six months ended June 30, 2015. The decrease in revenue was primarily driven by the condemnation of the assets and operations of Valencia Water Company and the sale of Willow Valley, which contributed $1.4 million for the six months ended June 30, 2015 and $67,000 for the six months ended June 30, 2016.  The decrease in water service revenue related to the condemnation of Valencia Water Company and sale of Willow Valley was partially offset by an increase water service revenue for the remaining operating utilities, which increased $410,000, or 18.6%, to $2.6 million for the six months ended June 30, 2016 compared to $2.2 million for the six months ended June 30, 2015.  The increase in water service revenue for the remaining operating utilities is related to the onset of new rates in 2016 combined with an increase in active water connections and an increase in consumption compared to 2015.

Active water connections decreased 29.5% to 18,716 as of June 30, 2016 from 26,566 as of June 30, 2015 primarily as the result of the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley.  However, after adjusting to remove the active water service connections of Valencia Water Company and Willow Valley, active connections increased 2.4% to 18,716 as of June 30, 2016 from 18,282 as of June 30, 2015.

Water consumption decreased 17.2% to 983 million gallons for the six months ended June 30, 2016 from 1.2 billion gallons for the six months ended June 30, 2015.  However, adjusting for the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which consumed 411 million gallons for the six months ending June 30, 2015 and 17 million gallons for the six months ended June 30, 2016, water consumption increased 24.3% to 965 million gallons for the six months ended June 30, 2016 compared to 777 million gallons for the six months ended June 30, 2015.  The increase in consumption can be attributed to the increase in active connections (in each case adjusting for the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley) combined with an increase in average temperature and a decrease on precipitation for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Water services revenue, excluding miscellaneous charges, associated with the basic service charge decreased $1.4 million, or 26.8%, to $3.8 million for the six months ended June 30, 2016 compared to $5.2 million for the six months ended June 30, 2015.  The decrease in basic water service revenue is primarily driven by the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which contributed $1.8 million for the six months ended June 30, 2015 and $235,000 for the six months ended June 30, 2016.  The decrease was partially offset by an increase in basic revenues for the remaining operating utilities, which increase $161,000, or 4.7%, to $3.6 million for the six months ended June 30, 2016 compared to $3.4 million for the six months ended June 30, 2015, reflecting growth in total active connections as well as an increase in rates due to Rate Decision No. 74364.

Wastewater and Recycled Water Services – Wastewater and recycled water services revenues increased $334,000, or 4.5%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase reflects the increase in rates related to rate decision no. 74364 in February 2014 as well as the increase of active connections, which increased 2.4% to 18,079 as of June 30, 2016 from 17,651 as of June 30, 2015.

Recycled water revenue, which is based on the number of gallons delivered, increased $95,000, or 42.9%, to $318,000 for the six months ended June 30, 2016 compared to $223,000 for the six months ended June 30, 2015.  The recycled water revenue increase is a function of an increase in rates and volume delivered.  The volume of recycled water delivered increased 20 million gallons, or 7.1%, to 299 million gallons for the six months ended June 30, 2016 from 279 million gallons for the six months ended June 30, 2015.  Recycled water rates increased 30% per Rate Decision No. 74364 compared to 2015.

Unregulated Revenues – Unregulated revenues, which are primarily rental fees derived from leases of space on a utility-owned communications tower and the imputed revenue resulting from our public-private partnership with the City of Maricopa, decreased $262,000, or 86.8%, to $40,000 for the six months ended June 30, 2016 compared to $302,000 for the six months ended June 30, 2015.  The decrease in revenue was driven by the expiration of the temporary arrangement within the public-private partnership memorandum of understanding with the City of Maricopa, wherein we agreed to offset the cash payment of our license fee through December 31, 2015 for miscellaneous utility related services the Company provides to the City of Maricopa. These commitments were previously finalized, and the associated license fees were being accounted for as unregulated revenue until the expiration of the temporary arrangement on December 31, 2015.

Operating Expenses – The following table summarizes the Company’s operating expenses for the six months ended June 30, 2016 and 2015 (in thousands):

	For the Six Months Ended June 30,
	2016	2015
Operations and maintenance	$3,208	$3,917
Operations and maintenance - related party	937	1,229
General and administrative	5,146	3,871
Depreciation	3,227	4,632
Total operating expenses (benefit)	$12,518	$13,649

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, contract services and property tax, decreased $709,000, or 18.1%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Total personnel costs decreased $287,000, or 24.6%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to a decrease in personnel related to the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which contributed $424,000 for the six months ended June 30, 2015 and $60,000 for the six months ended June 30, 2016.  This decrease in personnel expenses was partially offset by an increase of $78,000, or 10.5%, in personnel expenses of the remaining operating utilities, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  Personnel expense for the remaining operating utilities increased due to an increase in salary and wages and medical expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Utilities and power expenses decreased $197,000, or 21.7%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  Utilities and power expense decreased as a result of the condemnation of the operations and assets of Valencia Water Company and sale of Willow Valley, which contributed $228,000 for the six months ended June 30, 2015 and $12,000 for the six months ended June 30, 2016.  The decrease in utilities expense was partially offset by an increase in the utility expense of the remaining operating utilities, which increased $19,000, or 2.7%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Chemicals, consumables and supplies expenses increased $33,000, or 11.5% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  Chemicals, consumables and supplies expenses decreased as a result of the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which contributed $60,000 for the six months ended June 30, 2015 and $11,000 for the six months ended June 30, 2016.  This decrease was offset by an increase in the chemicals, consumables and supplies expense for the remaining operating utilities, which increased $82,000, or 36.0%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to the additional chemicals used to enhance performance of the wastewater facility.

Property taxes decreased $174,000, or 15.1%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  Property taxes primarily decreased due to the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which contributed $181,000 for the six months ended June 30, 2015 and zero for the six months ended June 30, 2016.  This decrease was partially offset by an increase in property tax expense for the remaining operating utilities, which increased $7,000, or 0.7%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues of the Company. As revenues increase, we expect that property taxes will continue to increase.

Operations and Maintenance – Related Party – Operations and maintenance related party expenses are for service fees paid to FATHOM™ with respect to billing, customer service and other support provided to the Company’s regulated utilities.  Service fees paid to FATHOM™ decreased $292,000, or 23.8%, to $937,000 for the six months ended June 30, 2016 compared to $1.2 million for the six months ended June 30, 2015. FATHOM™ service fees primarily decreased as a result of the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which contributed $385,000 in expenses for the six months ended June 30, 2015 and $60,000 for the six months ended June 30, 2016.  This decrease was partially offset by an increase in service fees for the remaining operating utilities, which increased $33,000 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  FATHOM™ service fees for the remaining operating utilities increased in relation to an increase in their active water connections combined with a CPI increase in the monthly charge pursuant to the services contract.

General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent and regulatory fees. These costs increased $1.3 million, or 32.9%, to $5.1 million for the six months ended June 30, 2016 compared to $3.9 million for the six months ended June 30, 2015.

Deferred compensation costs increased $793,000, or 208.7% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  Deferred compensation increased in relation to the change in the Company’s stock price, which increased from a USD adjusted stock price of $5.46 as of December 31, 2015 to $8.80 as of June 30, 2016, a 61.2% increase, combined with the continued vesting of outstanding PSUs and SARs.

City of Maricopa Memo of Understanding fees increased $144,000 or 53.5%, to $413,000 for the six months ended June 30, 2016 compared to $269,000 for the six months ended June 30, 2015.  Previously, the Company agreed to offset the cash payments associated with the license fees through December 31, 2015 with miscellaneous utility related services provided by the Company to the City of Maricopa. Beginning in January 2016, the Company began paying the City of Maricopa for the license fees calculated at 3% of revenues of Palo Verde Utility Company and Santa Cruz Water Company.

Professional fees, which include legal and accounting costs, decreased $58,000, or 7.0%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  Professional fees decreased primarily as a result of a $54,000 decrease in accounting fees. Accounting fees primarily decreased due to certain work performed in relation to the stipulated condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley for the six months ended June 30, 2015 that did not occur for the six months ended June 30, 2016 combined with a general reduction in tax preparation expense.

Board compensation costs increased $343,000, or 174.1% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  The increase in board compensation is primarily related to a $265,000 increase in DPU liability, which was primarily driven by the increase in the Company’s stock price, which increased from a USD adjusted stock price of $5.46 as of December 31,

2015 to $8.80 as of June 30, 2016.  Additionally, board compensation increased $118,000 related to the options granted to members of the board in May 2016, which carried a fair value of $2.1 million on the date of the grant, and which will be expensed ratably over the 24 month vesting period.

Miscellaneous expenses increased $90,000 or 78.9% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  This increase is primarily related to an increase of $52,000 in office expense combined with a $22,000 increase of public company costs which were historically recorded at GWRC.

Depreciation – Depreciation expense decreased by $1.4 million, or 30.3%, to $3.2 million for the six months ended June 30, 2016.  This decrease is primarily related to the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which recorded depreciation of approximately $63,000 for the six months ended June 30, 2016 and $1.2 million for the six months ended June 30, 2015 in addition to certain assets reaching the end of their useful lives and, therefore, having been fully depreciated.

Other Income (Expense) – Other net expense totaled $8.0 million for the six months ended June 30, 2016 compared to a net expense of $3.9 million for the six months ended June 30, 2015. The change in other expense is primarily driven by a $5.2 million increase in interest expense, which was partially offset by an increase of $1.3 million in other income.  Interest expense increased 124.8% to $9.3 million for the six months ended June 30, 2016 compared to $4.1 million for the six months ended June 30, 2015.  Interest expense increased due to the refinancing of debt that was completed in June of 2016.  As part of the refinancing, the Company paid $3.2 million in prepayment penalties and wrote off the remaining $2.2 million in capitalized loan fees related to the retired bonds.

Other income increased to $1.4 million for the six months ended June 30, 2016 compared to income of $162,000 for the six months ended June 30, 2015.  The increase in other income was primarily attributed to a $954,000 gain on the settlement of the Sonoran purchase liability.  The Sonoran liability was originally due in June 2018, however, by accelerating the payoff of the liability, we were able to reduce the original liability of $3.8 million to $2.8 million.  Additionally, other income includes approximately $444,000 related to the Valencia earn out for the six months ended June 30, 2016, wherein we receive $3,000 for each new meter installed in the Valencia service area. These gains were partially offset by a $54,000 loss on sale of Willow Valley Water Company in May of 2016 and a gain of $296,000 related to proceeds received in relation to the sale of Loop 303 Contracts for the six months ended June 30, 2015.

Other Income (Expense) – related party changed $202,000, to a net loss of $142,000 for the six months ended June 30, 2016 compared to net income of $60,000 for the six months ended June 30, 2015.  Other related party income (expense) includes royalty income based upon a percentage of certain FATHOM™ recurring revenue combined with the equity method gains and losses associated with our equity method investment in FATHOM™.  The change in the other related party income (expense) is primarily associated with an increase in the equity method losses recorded.  For the six months ended June 30, 2016, equity method investment losses increased $218,000, or 218.8%, to $318,000 for the six months ended June 30, 2016 compared to losses of $100,000 for the six months ended June 30, 2015.

Income Tax Benefit – Income tax benefit increased $1.9 million to $2.2 million for the six months ended June 30, 2016 compared to income tax benefit of $336,000 for the six months ended June 30, 2015.  The increase in net income tax benefit is primarily related to our current period losses.

Net Loss – The Company's net loss totaled $3.9 million for the six months ended June 30, 2016 compared to a net loss of $512,000 for the six months ended June 30, 2015. The $3.4 million decrease for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is primarily attributed to the $5.4 million increase in interest expense associated with our debt refinancing combined with a $1.1 million increase in deferred compensation and board compensation, which is primarily attributed to a rise in stock price combined with option grants to the members of the board.  The amounts were partially offset by a related $2.2 million change in income taxes driven by the $2.0 million tax benefit recorded in the current quarter related to our current period losses.

EBITDA and Adjusted EBITDA – EBITDA totaled $6.4 million for the six months ended June 30, 2016 compared to $7.9 million for the six months ended June 30, 2015. Adjusted EBITDA totaled $5.8 million for the six months ended June 30, 2016 compared to $7.9 million for the six months ended June 30, 2015.

A reconciliation of Net Loss to EBITDA and Adjusted EBITDA in the six months ended June 30, 2016 and 2015 is as follows (in thousands):

	For the Six Months Ended June 30,
	2016	2015
Net Income	$(3,908)	$(512)
Income tax expense	(2,190)	(336)
Interest income	(7)	(4)
Interest expense	9,280	4,129
Depreciation	3,227	4,632
EBITDA(1)	$6,402	$7,909
Loss on sale of Willow Valley	54	—
Gain on sale of Sonoran acquisition liability	(954)	—
Writedown of Willow Valley assets held for sale	—	176
Gain on sale of Loop 303 Contracts	—	(296)
Equity investment loss	318	100
EBITDA Adjustments	(582)	(20)
Adjusted EBITDA(2)	$5,820	$7,889

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

Outstanding Share Data

As of August 11, 2016, there were 19,581,266 shares of common stock of GWRI outstanding and options to acquire an additional 372,422 shares of common stock of GWRI outstanding.

Liquidity and Capital Resources

The Company’s capital resources are provided by internally generated cash flows from operations as well as debt and equity financing. Additionally, the Company’s regulated utility subsidiaries receive advances and contributions from customers, home builders and real estate developers to partially fund construction necessary to extend service to new areas. The Company uses its capital resources to:

•	fund operating costs;
•	fund capital requirements, including construction expenditures;
•	pay dividends;
•	make debt and interest payments; and
•	invest in new and existing ventures.

The Company’s utility subsidiaries operate in rate-regulated environments in which the amount of new investment recovery may be limited; such recovery will take place over an extended period of time because recovery through rate increases is subject to regulatory lag.

As of June 30, 2016, the Company has one notable near-term cash expenditure obligation related to an estimated $1.7 million tax liability associated with the GWRC merger.  The Company has no notable near-term debt obligations.  While specific facts and circumstances could change, we believe that we have sufficient cash on hand and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan as well as remain in compliance with our debt covenants for at least the next twelve months.

In March 2014, we initiated a dividend program to declare and pay a monthly dividend. With the completion of the merger of GWRC into the Company, we intend to pay a regular monthly dividend on our common stock.  On June 28, 2016 we announced a monthly dividend increase from $0.02 per share ($0.24 per share annually) to $0.022 per share ($0.264 per share annually).  Although we expect monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of the Company’s board of directors and is subject to legal requirements.

The senior secured notes contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of consolidated EBITDA to consolidated debt service of 1.25, or 1.20 for the quarters ending June 30, 2021 through the quarter ending March 31, 2024.  Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income.  Consolidated debt service is calculated as interest expense, principal payments and dividend or stock repurchases.  As of June 30, 2016, the Company was in compliance with its dividend covenant, and we believe that we will remain in compliance for at least the next twelve months.

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

For the six months ended June 30, 2016, the Company’s net cash used in operating activities totaled $2.5 million compared to net cash provided by operating activities of $762,000 for the three months ended June 30, 2015.  The $3.2 million change in cash from operating activities is primarily driven by an increase in operating losses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  These losses were primarily driven by the $3.2 million prepayment penalty on the retirement of our tax exempt bonds.

Further, operating cash flows are affected by the timing of the recording and settlement of accounts payable and other accrued liabilities.

Cash Used In Investing Activities – The Company’s net cash used in investing activities totaled $292,000 for the six months ended June 30, 2016 compared to $1.1 million for the six months ended June 30, 2015. The $768,000 change in cash used in investing activities was primarily driven by capital expenditures which increased $1.6 million to $2.6 million for the six months ended June 30, 2016 compared to $1.0 million for the six months ended June 30, 2015.  These capital expenditures for the six months ended June 30, 2016 were partially offset by the $2.3 million in cash proceeds from the sale of Willow Valley.

The Company continues to invest capital prudently in its existing, core service areas where the Company is able to deploy its Total Water Management model and as service connections grow. This includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. We expect capital expenditures to increase in 2016 and 2017 as compared to recent years as a result of our decision to accelerate certain capital expenditures within our capital improvement plan related to the recently obtained Private Letter Ruling, which provides that the water reclamation facility improvements are similar or related in service or use, which capital improvements would defer a portion of the tax gain realized from the condemnation of the operations and assets of Valencia Water Company.  The Company’s projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Used In Financing Activities – The Company’s net cash provided by financing activities totaled $16.8 million for the six months ended June 30, 2016, a $19.5 million change as compared to the $2.7 million in cash used in financing activities for the six months ended June 30, 2015.  This change was primarily driven by the refinancing of tax exempt bonds, wherein we repaid $106.7 million in tax exempt bonds with $115.0 million in proceeds from our two series of senior secured notes, combined with the release of $8.8 million in bond reserves associated with the refinancing.  Additionally, we generated $5.6 million in net proceeds from our recently completed U.S. IPO.  Proceeds received for the six months ended June 30, 2016 were partially offset by the $2.8 million payment to settle our Sonoran acquisition liability, combined with $2.4 million in dividends paid.  Cash used in financing activities for the six months ended June 30, 2015 was primarily driven by $2.3 million in dividends paid and $393,000 in loan repayments for the six months ended June 30, 2015.

Senior Secured Notes – On June 24, 2016 the Company closed the note purchase agreement entered into on May 20, 2016, and issued two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%.  Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve year term, with the principal payment due on June 15, 2028.  Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a twenty year term.  Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter.  The proceeds of the Senior Secured Notes were primarily used to refinance the existing long-term tax exempt bonds, which was allowed pursuant to an early redemption option at 103%, plus accrued interest, as a result of the U.S. IPO.

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

As of June 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements.

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we may, from time to time, be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. To our knowledge, we are not involved in any legal proceeding which is expected to have a material effect on us.

ITEM 1A.	RISK FACTORS

We may have difficulty accomplishing our growth strategy within and outside of our current service areas. This would cause us to rely more heavily on regulatory rate increases to increase our revenues, which we may not apply for before May 31, 2017 for our utilities that service approximately 98.8% of our active service connections.

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

At June 30, 2016, we had 36,795 active service connections, of which approximately 98.8% are serviced by our Santa Cruz water utility and our Palo Verde wastewater utility. Both our Santa Cruz and Palo Verde utilities are located in the same service area. If, for any reason, including those described below under “—Any disruption or problem at our facilities could increase our expenses,” either of these utilities are unable to service this service area, our ability to conduct our business would be adversely affected.

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

Since our formation in 2003, we have grown rapidly, with our total revenues increasing from $4.9 million in 2004 to $32.0 million in 2015, and total service connections increasing from 8,113 as of December 31, 2004 to 37,560 as of June 30, 2016. We have also expanded geographically, from 18 square miles of service areas in 2004 to 332 square miles as of June 30, 2016.  Our growth has been driven principally by acquisitions and by organic growth resulting from increased development and service connections within our existing service areas.

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

As of June 30, 2016, we had total indebtedness of $115.0 million.  In addition, we may incur substantial additional indebtedness in the future. Our indebtedness could have important consequences, including:

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

a) Sales of Unregistered Securities

No unregistered securities were sold during the three months ended June 30, 2016.

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

b) Use of Proceeds

On April 27, 2016, our registration statement on Form S-1 (File No. 333-209025) was declared effective by the SEC for our initial public offering pursuant to which we sold an aggregate of 1,339,520 shares of our common stock at a price to the public of $6.25 per share. Roth Capital Partners, LLC acted as sole manager for the offering.  The aggregate offering price for shares sold in the offering was approximately $8.4 million.  The offering commenced as of April 28, 2016 and did not terminate before all of the securities registered in the registration statement were sold. We raised approximately $5.5 million in net proceeds after deducting underwriting discounts, commissions and expenses of approximately $761,000 and other offering expenses of approximately $2.2 million.  No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. As described in our final prospectus filed with the SEC on April 28, 2016 pursuant to Rule 424(b) we intended to use the net proceeds from the offering for working capital and other general corporate purposes.  On June 24, 2016, we completed the refinancing of our then existing long-term tax exempt bonds.  Consistent with our disclosure in the final prospectus, we did not use any of the offering proceeds to refinance the tax-exempt bonds and the proceeds will, as indicated, be allocated for general working capital and other purposes.

c) Issuer Purchases of Equity Securities

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

2.1.1	Arrangement Agreement	Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed January 19, 2016.
2.1.2	Plan of Arrangement	Incorporated by reference to Exhibit 2.1.2 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed April 13, 2016.
3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 4, 2016.
3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed May 4, 2016.
4.1	Form of 4.38% Senior Secured Notes, Series A due on June 15, 2028	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2016

4.2	Form of 4.58% Senior Secured Notes, Series B due on December 15, 2036	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2016

10.1	Note Purchase Agreement, dated as of May 20, 2016, by and among Global Water Resources, Inc. and certain Initial Purchasers	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2016

10.2	Guaranty Agreement, dated as of June 24, 2016, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2016

10.3	Guaranty Agreement, dated as of June 24, 2016, by West Maricopa Combine, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2016

10.4	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water Resources, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to the Exhibit 10.4 to Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2016

10.5	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2016

10.6	Pledge and Security Agreement, dated as of June 24, 2016, by and between West Maricopa Combine, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2016

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Water Resources, Inc.

Date: August 11, 2016	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial Officer)