Form 10-Q
period 2016-09-30
Global Water Resources, Inc.
filed 2016-11-14
CIK 1434728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of November 14, 2016, the registrant had 19,581,266 shares of common stock, $0.01 par value per share, outstanding.

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

GLOBAL WATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	$267,692	$258,244
Less accumulated depreciation	(71,367)	(64,092)
Net property, plant and equipment	196,325	194,152
CURRENT ASSETS:
Cash and cash equivalents	26,282	11,513
Accounts receivable — net	1,509	1,132
Due from affiliates	314	306
Accrued revenue	1,892	1,745
Prepaid expenses and other current assets	1,132	1,179
Assets held for sale	—	2,840
Total current assets	31,129	18,715
OTHER ASSETS:
Intangible assets — net	12,772	12,772
Regulatory asset	136	227
Deposits	—	13
Bond service fund and other restricted cash	263	9,042
Equity method investment	487	821
Total other assets	13,658	22,875
TOTAL ASSETS	$241,112	$235,742
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,653	$1,322
Accrued expenses	8,101	5,137
Deferred revenue	2	11
Customer and meter deposits	1,504	1,706
Long-term debt and capital leases — current portion	138	1,994
Liabilities relating to assets held for sale	—	493
Total current liabilities	12,398	10,663
NONCURRENT LIABILITIES:
Long-term debt and capital leases	114,464	102,417
Deferred regulatory gain - ICFA	19,733	19,730
Regulatory liability	7,859	7,859
Advances in aid of construction	61,911	61,480
Contributions in aid of construction — net	4,674	4,426
Deferred income tax liabilities, net	2,426	4,164
Acquisition liability	934	4,688
Other noncurrent liabilities	826	252
Total noncurrent liabilities	212,827	205,016
Total liabilities	225,225	215,679
Commitments and contingencies (see Note 13)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 28,308,013 and 18,241,746 shares issued as of September 30, 2016 and December 31, 2015, respectively	283	2
Treasury Stock, 8,726,747 and no shares at September 30, 2016 and December 31, 2015, respectively	(87)	—
Paid in capital	20,116	21,659
Accumulated deficit	(4,425)	(1,598)
Total shareholders' equity	15,887	20,063
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$241,112	$235,742

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES:
Water services	$4,067	$4,131	$10,703	$13,138
Wastewater and recycled water services	4,093	3,848	11,822	11,243
Unregulated revenues	20	164	60	466
Total revenues	8,180	8,143	22,585	24,847

OPERATING EXPENSES:
Operations and maintenance	1,561	1,690	4,769	5,607
Operations and maintenance - related party	467	483	1,403	1,712
General and administrative	1,963	2,020	7,110	5,891
Depreciation	1,524	1,894	4,751	6,526
Total operating expenses	5,515	6,087	18,033	19,736
OPERATING INCOME	2,665	2,056	4,552	5,111

OTHER INCOME (EXPENSE):
Interest income	5	4	12	8
Interest expense	(1,315)	(2,367)	(10,595)	(6,496)
Gain on condemnation of Valencia	—	43,074	—	43,074
Other	436	402	1,866	564
Other - related party	72	(31)	(70)	29
Total other income (expense)	(802)	41,082	(8,787)	37,179

INCOME (LOSS) BEFORE INCOME TAXES	1,863	43,138	(4,235)	42,290
INCOME TAX (EXPENSE) BENEFIT	(717)	(21,233)	1,473	(20,897)
NET INCOME (LOSS)	$1,146	$21,905	$(2,762)	$21,393

Basic earnings (loss) per common share	$0.06	$1.20	$(0.15)	$1.17
Diluted earnings (loss) per common share	$0.06	$1.20	$(0.15)	$1.17
Dividends declared per common share	$0.07	$1.24	$0.20	$1.37

Weighted average number of common shares used in the determination of:
Basic	19,581,266	18,287,080	19,000,566	18,310,328
Diluted	19,610,604	18,287,080	19,000,566	18,310,328

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

(Unaudited)

	Shares	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Total Equity
BALANCE – December 31, 2015	18,241,746	$2	$—	$21,659	$(1,598)	$20,063
Net proceeds from sale of stock	1,339,520	281	—	5,258	—	5,539
Dividend declared $0.20 per share	—	—	—	(3,730)	—	(3,730)
Merger of GWRC	—	—	(87)	(2,806)	—	(2,893)
Deemed distribution to related party	—	—	—	(648)	—	(648)
Stock compensation	—	—	—	383	—	383
Change in accounting principle	—	—	—	—	(65)	(65)
Net loss	—	—	—	—	(2,762)	(2,762)
BALANCE – September 30, 2016	19,581,266	$283	$(87)	$20,116	$(4,425)	$15,887

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,762)	$21,393
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred compensation	1,792	498
Depreciation	4,751	6,526
Write-off of debt issuance costs	2,165	282
Amortization of deferred debt issuance costs and discounts	417	158
Gain on condemnation of Valencia	—	(43,074)
Gain on sale of Loop 303 contracts	—	(296)
Loss on sale of Willow Valley	54	—
Loss on equity investment	333	212
Other (gains) and losses	(966)	176
Provision for doubtful accounts receivable	45	55
Deferred income tax benefit (expense)	(1,738)	20,865
Changes in assets and liabilities:
Accounts receivables	(422)	(28)
Other current assets	(981)	(1,480)
Accounts payable and other current liabilities	(627)	(165)
Other noncurrent assets	91	117
Other noncurrent liabilities	16	—
Net cash provided by operating activities	2,168	5,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,513)	(2,177)
Proceeds from the condemnation of Valencia	—	55,198
Proceeds from the sale of Willow Valley	2,254	—
Withdrawals (deposits) of restricted cash, net	119	(77)
Cash received from the sale of Loop 303 Contracts	—	296
Cash advance to related party	—	(12,745)
Repayment of related party cash advance	—	12,227
Deposits	13	7
Net cash (used in) provided by investing activities	(2,127)	52,729

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan borrowings	115,000	—
Repayments of bond debt	(106,695)	—
Proceeds withdrawn from bond service fund	8,825	1,001
Proceeds from sale of stock	8,372	—
Payments of offering costs for sale of stock	(2,823)	—
Payment of Sonoran acquisition liability	(2,800)	—
Loan repayments	—	(21,719)
Principal payments under capital lease	(108)	(72)
Debt issuance costs paid	(760)	—
Advances in aid of construction	234	282
Dividends paid	(3,734)	(26,521)
Share repurchase	—	(327)
Refunds of advances for construction	(783)	(422)
Net cash provided by (used in) financing activities	14,728	(47,778)
INCREASE IN CASH AND CASH EQUIVALENTS	14,769	10,190
CASH AND CASH EQUIVALENTS — Beginning of period	11,513	6,577
CASH AND CASH EQUIVALENTS – End of period	$26,282	$16,767

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	INTERIM FINANCIAL STATEMENTS

Basis of Presentation and Principles of Consolidation – The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 are unaudited. The December 31, 2015 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015. In our opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. Further, due to the seasonality of our business, the results for the three and nine months ended September 30, 2016 may not be consistent with results of operations for the full year.

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

As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), under the rules and regulations of the SEC. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. We elected to take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We have elected to take advantage of some of the reduced disclosure obligations regarding financial statements. Also, as an emerging growth company we can elect to delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have chosen to take advantage of this extended accounting transition provision.

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

Stipulated condemnation of Valencia — On March 17, 2015, the Company reached a settlement agreement for a stipulated condemnation to sell the utility operating as Valencia Water Company, Inc. (“Valencia”) to the City of Buckeye (“Buckeye”), which was approved by Buckeye's City Council on March 19, 2015 and by the Maricopa County Superior Court on June 9, 2015. On July 14, 2015, the Company closed the stipulated condemnation of the operations and assets of Valencia with Buckeye. Terms of the condemnation were agreed upon through a settlement agreement in March 2015, pursuant to which Buckeye acquired the operations and assets of Valencia and assumed operations of the utility upon close. Buckeye paid the

Company $55.0 million at close, plus an additional $108,000 in working capital adjustments. As a result of the transaction, the Company recorded a gain of $43.0 million net of tax liability of $20.2 million during the third quarter of 2015. Buckeye will also pay a growth premium equal to $3,000 for each new water meter installed within Valencia's prior service areas for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. For the three and nine months ended September 30, 2016, the Company recognized $414,000 and $858,000, respectively, in other income within the consolidated financial statements related to the growth premium.

In consideration of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-20-45-1, Presentation of Financial Statements – Discontinued Operations, the condemnation of Valencia transaction did not meet the criteria of discontinued operations. As the transaction did not change the services provided or the manner in which the Company operates, it was determined the transaction did not represent a strategic shift and therefore did not qualify for presentation as a discontinued operation.

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

Per ASC 360-10-45-9, Impairment and Disposal of Long-Lived Assets, the assets and liabilities in the sale of Willow Valley were determined to meet the criteria to be classified as held for sale beginning with our March 31, 2015 consolidated financial statements. The criteria utilized to make this determination were: (i) management had the authority and had entered into an agreement to sell the assets of Willow Valley; (ii) the assets and liabilities were available for immediate sale in their present condition; (iii) the approval from the ACC was probable within the next year; (iv) a reasonable price had been agreed upon; and (v) it was unlikely that significant changes to the agreement would occur prior to approval. In consideration of ASC 205-20-45-1, the Willow Valley transaction did not meet the criteria for discontinued operations. As the transaction did not change the services provided nor the manner in which the Company operates, it was determined the transaction did not represent a strategic shift and therefore did not qualify for presentation as a discontinued operation.

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

Merger of GWR Global Water Resources Corp. (“GWRC”) — On May 3, 2016, the Company completed the merger of GWRC into GWRI. At the time of the merger, GWRC ceased to exist as a British Columbia corporation and the Company continued as the surviving entity of the merger. See Note 7 – Transactions with Related Parties. In conjunction with the merger of GWRC into GWRI, the Company recorded $731,000 in accounts payable and $353,000 in deferred compensation on the books of GWRI that were previously recorded at GWRC. In addition to these liabilities, the Company also recorded an approximate $1.7 million tax liability associated with the transfer of GWRC from Canada to the United States. A corresponding reduction in

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

additional paid in capital was recorded with the merging of these liabilities into GWRI.  The 8,726,747 outstanding common shares of the Company held by GWRC, and assumed by the Company at the time of merger, are recorded as treasury stock at a par value of $0.01 per share in our condensed consolidated statement of shareholders’ equity.

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

Sonoran Acquisition Liability — On March 17, 2016, the Company entered into an agreement with Sonoran Utility Services, LLC (“Sonoran”) to amend certain provisions of the purchase and sale agreement related to the acquisition of Sonoran’s assets on June 15, 2005. The amended agreement allowed the Company to reduce its $3.8 million acquisition liability due to Sonoran by approximately $1.0 million to $2.8 million, if the Company settled the amount due within ten days of the closing of the note purchase agreement. The note purchase agreement closed on June 24, 2016 and the Sonoran liability was subsequently settled in June 2016. Upon settlement of the Sonoran acquisition liability, the Company recorded a gain of $954,000 in other income for the nine months ended September 30, 2016.

Private Letter Ruling — On June 2, 2016, the Company received a Private Letter Ruling from the Internal Revenue Service that, for purposes of deferring the approximately $19.4 million gain realized from the condemnation of the operations and assets of Valencia, determined that the assets converted upon the condemnation of such assets could be replaced through certain reclamation facility improvements contemplated by the Company under Internal Revenue Code §1033 as property similar or related in service or use. In June 2016, the Company converted all operating subsidiaries from corporations to limited liability companies to take full advantage of the benefits of such ruling.

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

Change in Accounting Principle – The Company historically accounted for stock appreciation rights (“SARs”) as liability compensatory awards under ASC 710, Compensation – General, valued using the intrinsic value method, as permitted by ASC 718, Compensation – Stock Compensation (“ASC 718”), for nonpublic entities. Upon becoming a public company, as defined in ASC 718, in the first quarter of 2016, the Company was required to change its methodology for valuing the SARs. While the SARs will continue to be remeasured at each quarterly reporting date, the SARs are required to be accounted for prospectively at fair value using a fair value pricing model, such as Black-Scholes. The Company recorded the impact of the change in valuation methods as a cumulative effect of a change in accounting principle, as permitted by ASC 250, Accounting Changes and Error Corrections. The effect of the change increased the SAR liability by $103,000 which was the difference in compensation cost measured using the intrinsic value method and the fair value method. An offsetting change to accumulated deficit in the consolidated balance sheet was recorded with the revaluation, net of $38,000 in taxes. Any future changes in fair value will be recorded as compensation expense in the consolidated statement of operations.

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

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), to clarify two aspects of Topic 606: (1) identifying performance obligations; and (2) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. For public business entities, ASU 2016-10 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period. For private companies, ASU 2016-10 is effective for annual reporting periods beginning after December 15, 2018 and interim reporting periods beginning after December 15, 2019. Earlier application is allowed in certain circumstances. The Company is currently assessing the impact that this guidance may have on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), to address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. The amendment also provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers and are expected to reduce the judgment necessary to comply with Topic 606. For public business entities, ASU 2016-12 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period. For private companies, ASU 2016-12 is effective for annual reporting periods beginning after December 15, 2018 and interim reporting periods beginning after December 15, 2019. Earlier application is allowed in certain circumstances. The Company is currently assessing the impact that this guidance may have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the accounting of debt discounts. The Company’s adoption of this guidance on January 1, 2016 resulted in the reclassification of the unamortized debt issuance costs of $748,000 and $2.2 million from debt issuance costs to a reduction in long-term debt as of September 30, 2016 and December 31, 2015, respectively.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduce the current diversity in practice. This guidance is effective for public companies for annual periods beginning after December 15, 2017 and interim periods within those annual

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16). ASU 2016-16 instructs entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and (compared to current GAAP which prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party). The guidance is effective for public companies for annual periods beginning after December 15, 2017 and interim periods within those annual periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

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

On July 11, 2012, we filed formal rate applications with the ACC to adjust the revenue requirements for seven utilities representing a collective rate increase of approximately 28% over 2011 revenue levels. In August 2013, the Company entered into a settlement agreement with ACC Staff, the Residential Utility Consumers Office, the City of Maricopa, and other parties to the rate case. The settlement required approval by the ACC’s Commissioners before it could take effect. In February 2014, the rate case proceedings were completed and the ACC issued Rate Decision No. 74364, effectively approving the settlement agreement. The rulings of the decision include, but are not limited to, the following:

•

For the Company’s utilities, adjusting for the condemnation of the operations and assets of Valencia and sale of Willow Valley, a collective revenue requirement increase of $3.6 million based on 2011 test year service connections, phased-in over time, with the first increase in January 2015 as follows (in thousands):

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

•

Full reversal of the imputation of contributions in aid of construction (“CIAC”) balances associated with funds previously received under infrastructure coordination and financing agreements (“ICFAs”), as required in the Company’s last rate case. The reversal restored rate base or future rate base and had a significant impact of restoring shareholder equity on the balance sheet.

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Prior to January 1, 2010, GWRI accounted for funds received under ICFAs as revenue once the obligations specified in the ICFA were met. As these arrangements are with developers and not with the water or wastewater customer, the timing of revenue recognition coincided with the completion of GWRI’s performance obligations under the agreement with the developer and with GWRI’s ability to provide fitted capacity for water and wastewater service through its regulated subsidiaries.

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

With the issuance of Rate Decision No. 74364, in February 2014, the ACC again changed how ICFA funds would be characterized and accounted for going forward. Most notably, the ACC changed the rate treatment of ICFA funds, and ICFA funds already received would no longer be deemed CIAC for rate making purposes. In conjunction with Rate Decision No. 74364, we eliminated the CIAC liability and reversed the associated regulatory liability brought about by the 2010 ruling. ICFA funds already received or which had become due prior to the date of Rate Decision No. 74364 were accounted for in accordance with the Company’s ICFA revenue recognition policy that had been in place prior to the 2010 Regulatory Rate Decision, wherein the funds received are recognized as revenue once the obligations specified in the ICFA were met. Rate Decision No. 74364 prescribes that of the ICFA funds which come due and are paid subsequent to December 31, 2013, 70% of the ICFA funds will be recorded in the associated utility subsidiary as a hook-up fee (“HUF”) liability, with the remaining 30% to be recorded as deferred revenue, to be accounted for in accordance with the Company's ICFA revenue recognition policy. A HUF tariff, specifying the dollar value of a HUF for each utility, was approved by the ACC as part of Rate Decision No. 74364. The Company is responsible for assuring the full HUF value is paid from ICFA proceeds, and recorded in its full amount, even if it results in recording less than 30% of the ICFA fee as deferred revenue.

The Company will account for the portion allocated to the HUF as a CIAC contribution. However, in accordance with the ACC directives the CIAC is not deducted from rate base until the HUF funds are expended for utility plant. Such funds will be segregated in a separate bank account and used for plant. A HUF liability will be established and will be amortized as a reduction of depreciation expense over the useful life of the related plant once the HUF funds are utilized for the construction of plant. For facilities required under a HUF or ICFA, the utilities must first use the HUF moneys received, after which, it may use debt or equity financing for the remainder of construction. The Company will record the 30% as deferred revenue, which is to

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

be recognized as revenue once the obligations specified within the ICFA are met. As of September 30, 2016 and December 31, 2015, ICFA deferred revenue recorded on the consolidated balance sheet totaled $19.7 million, which represents deferred revenue recorded for ICFA funds received on contracts that had become due prior to Rate Decision No. 74364. For ICFA contracts coming due after December 31, 2013, 30% will be added to this balance with the remaining 70% recorded to a HUF liability.

Regulatory asset – Under ASC Topic 980, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate making process in a period different from the period in which they would have been reflected in income by an unregulated company. Certain costs associated with our rate cases have been deferred on our balance sheet as regulatory assets as approved by the ACC. At September 30, 2016 and December 31, 2015, the Company had one regulatory asset in the amount of $136,000 and $227,000, respectively, related to costs incurred in connection with our most recent rate case. This amount began to amortize in January 2015, and will amortize over a three-year period.

Intangible assets / Regulatory liability – The Company previously recorded certain intangible assets related to ICFA contracts obtained in connection with our Santa Cruz, Palo Verde and Sonoran acquisitions. The intangible assets represented the benefits to be received over time by virtue of having those contracts. Prior to January 1, 2010, the ICFA-related intangibles were amortized when ICFA funds were recognized as revenue. Effective January 1, 2010, in connection with the 2010 Regulatory Rate Decision, these assets became fully offset by a regulatory liability of $11.2 million since the imputation of ICFA funds as CIAC effectively resulted in the Company not being able to benefit (through rates) from the acquired ICFA contracts.

Effective January 1, 2010, the gross ICFAs intangibles began to be amortized when cash was received in proportion to the amount of total cash expected to be received under the underlying agreements. However, such amortization expense was offset by a corresponding reduction of the regulatory liability in the same amount.

As a result of Rate Decision No. 74364, the Company changed its policy around the ICFA related intangible assets. As discussed above, pursuant to Rate Decision No. 74364, approximately 70% of ICFA funds to be received in the future will be recorded as a HUF at the Company’s applicable utility subsidiary. The remaining approximate 30% of future ICFA funds will be recorded at the parent company level and will be subject to the Company’s ICFA revenue recognition accounting policy. As the Company now expects to experience an economic benefit from the 30% portion of future ICFA funds, 30% of the regulatory liability, or $3.4 million, was reversed in 2014. The remaining 70% of the regulatory liability, or $7.9 million, will continue to be recorded on the balance sheet. At September 30, 2016 and December 31, 2015, this was the Company's sole regulatory liability.

Subsequent to Rate Decision No. 74364, the intangible assets will continue to amortize when the corresponding ICFA funds are received in proportion to the amount of total cash expected to be received under the underlying agreements. The recognition of amortization expense will be partially offset by a corresponding reduction of the regulatory liability.

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2016 and December 31, 2015 consist of the following (in thousands):

	September 30, 2016	December 31, 2015	Average Depreciation Life (in years)
Mains/lines/sewers	$115,593	$113,318	47
Plant	67,748	64,983	25
Equipment	29,038	27,961	10
Meters	4,572	4,253	12
Furniture, fixture and leasehold improvements	386	386	8
Computer and office equipment	1,100	1,022	5
Software	244	177	3
Land and land rights	752	752
Other	140	148
Construction work-in-process	48,119	45,244
Total property, plant and equipment	267,692	258,244
Less accumulated depreciation	(71,367)	(64,092)
Net property, plant and equipment	$196,325	$194,152

4.	ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2016 and December 31, 2015 consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Billed receivables	$1,608	$1,326
Less allowance for doubtful accounts	(99)	(194)
Accounts receivable - net	$1,509	$1,132

5.	EQUITY METHOD INVESTMENT AND CONVERTIBLE NOTE

On June 5, 2013, the Company sold Global Water Management, LLC (“GWM”) to an investor group led by a private equity firm that specializes in the water industry. GWM was a wholly-owned subsidiary of GWRI that owned and operated the FATHOM™ business. In connection with the sale of GWM, the Company made an investment in the FATHOM™ Partnership (“FATHOM™”). This limited partnership investment is accounted for under the equity method due to our investment being considered more than minor.

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

In November 2014, FATHOM™ experienced a qualified financing event (qualified financing was defined as an equity financing by FATHOM™ in which FATHOM™ sells its units for at least $1.75 per unit and the aggregate proceeds from such financing was at least $15 million, exclusive of convertible note amounts converted). At the time of the qualified financing, the convertible promissory note was converted into Series B Preferred Units, and accounted for under the equity method. The Company's resulting ownership of common and preferred units represented an approximate 8.0% ownership (on a fully diluted basis).

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In conjunction with the qualified financing, our equity interest in the Series A and Series B preferred shares was adjusted in accordance with ASC 323, Investment-Equity Method & Joint Ventures, wherein we recorded a gain of $1.0 million in the fourth quarter of 2014. The adjustment to the carrying value of our investments was calculated using our proportionate share of FATHOM™'s adjusted net equity. The gain was recorded within other income and expense in our consolidated statement of operations. The carrying value of our investment consisted of a balance of $487,000 as of September 30, 2016 and $821,000 as of December 31, 2015, and reflects our initial investment, the adjustment related to the qualified financing and our proportionate share of FATHOM™'s cumulative earnings (losses).

We evaluate our investment in FATHOM™ for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an “other-than-temporary” decline in value. Since the sale of GWM, the losses incurred on the investment were greater than anticipated; however, based upon our evaluation of various relevant factors, including the 2014 equity event and the ability of FATHOM™ to achieve and sustain an earnings capacity that would justify the carrying amount of our investment, we do not believe the investment to be impaired as of September 30, 2016.

We have evaluated whether FATHOM™ qualifies as a variable interest entity (“VIE”) pursuant to the accounting guidance of ASC 810, Consolidations. Considering the potential that the total equity investment in FATHOM™ may not be sufficient to absorb the losses of FATHOM™, the Company currently views FATHOM™ as a VIE. However, considering the Company’s minority interest and limited involvement with the FATHOM™ business, the Company is not required to consolidate FATHOM™. Rather, the Company has accounted for its investment under the equity method.

6.	INTANGIBLE ASSETS

Intangible assets as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016			December 31, 2015
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532	$—	$1,532	$1,532	$—	$1,532
Intangible trademark	13	—	13	13	—	13
	1,545	—	1,545	1,545	—	1,545

AMORTIZED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(12,154)	5,824	17,978	(12,154)	5,824
Sonoran contract rights	7,406	(2,003)	5,403	7,406	(2,003)	5,403
	25,384	(14,157)	11,227	25,384	(14,157)	11,227
Total intangible assets

	$26,929	$(14,157)	$12,772	$26,929	$(14,157)	$12,772

Acquired ICFAs and Sonoran contract rights are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. No amortization was recorded for these balances for the three and nine months ended September 30, 2016 and 2015.

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

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

GWRC was not part of the consolidated Company prior to the completion of the Reorganization Transaction. GWRC had no employees. GWRI provided for the ongoing management and general administration of GWRC’s business affairs pursuant to a management agreement between GWRC and GWRI to provide such services. Accordingly, GWRC was economically dependent on the Company. Services provided by the Company under the management agreement were provided at no charge to GWRC, and were not monetarily significant. However, GWRC incurred certain costs not covered by the management agreement. These included GWRC’s accounting fees, legal fees, listing fees and other costs directly associated with its former status as a publicly traded company. Whereas GWRC did not expect to generate cash flows from operating activities, the operating costs incurred by GWRC and other cash requirements were paid by the Company. Amounts paid by the Company on GWRC’s behalf during the nine months ended September 30, 2016 and 2015 totaled $650,000 and $678,000, respectively. The Company accounted for such payments as equity distributions to GWRC. In conjunction with the merger of GWRC into GWRI, the Company recorded $731,000 in accounts payable and $353,000 in deferred compensation on the books of GWRI that were previously recorded at GWRC. In addition to these liabilities, the Company also recorded an approximate $1.7 million tax liability associated with the transfer of GWRC from Canada to the United States. A corresponding reduction in additional paid in capital was recorded with the merging of these liabilities into GWRI.

For the nine months ended September 30, 2016, no cash advance was provided to GWRC. For the nine months ended September 30, 2015, the Company provided cash advances of approximately $12.7 million to satisfy GWRC's short term cash obligations. The amount advanced was utilized to fund GWRC's monthly dividend, special one-time dividend paid in August 2015 and other cash requirements, as needed. The related party balance was reduced upon dividend declaration, when the amount declared is presented as a reduction in the Company’s equity. As of the closing of the Reorganization Transaction and December 31, 2015, the balance of the advance was zero.

We provide medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a shareholder and director of the Company. Medical claims paid to the plan were approximately $60,000 and $116,000 for the three months ended September 30, 2016 and 2015, respectively. Medical claims paid to the plan were approximately $461,000 and $306,000 for the nine months ended September 30, 2016 and 2015, respectively.

GWM has historically provided billing, customer service and other support services for the Company’s regulated utilities. Amounts collected by GWM from the Company’s customers that GWM has not yet remitted to the Company are included within the “Due from affiliates” caption on the Company’s consolidated balance sheet. As of September 30, 2016 and December 31, 2015, the unremitted balance totaled $314,000 and $306,000, respectively. Notwithstanding the sale of GWM on June 5, 2013, FATHOM™ continues to provide these services to the Company’s regulated utilities under a long-term service agreement. Based on current service connections, we estimate that fees to be paid to GWM for FATHOM™ services will be $7.79 per water account/month, which is an annual rate of approximately $1.8 million. For the three months ended September 30, 2016 and 2015, the Company incurred FATHOM™ service fees of approximately $467,000 and $483,000, respectively. For the nine months ended September 30, 2016 and 2015, the Company incurred FATHOM™ service fees of approximately $1.4 million and $1.7 million, respectively.

Pursuant to the purchase agreement for the sale of GWM, the Company is entitled to quarterly royalty payments based on a percentage of certain of GWM’s recurring revenues for a 10-year period, up to a maximum of $15.0 million. In addition, the Company entered into a services agreement with GWM whereby the Company has agreed to use the FATHOM™ platform for all of its regulated utility services for an initial term of 10 years. The services agreement is automatically renewable thereafter for successive 10-year periods, unless notice of termination is given prior to any renewal period. The services agreement may be terminated by either party for default only and the termination of the services agreement will also result in the termination of the royalty payments payable to the Company. The Company made the election to record these quarterly royalty payments prospectively in income as the amounts are earned. Royalties recorded within other income totaled approximately $87,000 and $81,000 for the three months ended September 30, 2016 and 2015, respectively. Royalties recorded within other income totaled approximately $264,000 and $240,000 for the nine months ended September 30, 2016 and 2015, respectively.

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

8.	ACCRUED EXPENSES

Accrued expenses at September 30, 2016 and December 31, 2015 consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Tax obligation related to GWRC merger	$1,722	$-
Interest	1,662	877
Deferred compensation	1,368	598
Property taxes	518	958
Dividend payable	448	452
Other accrued liabilities	2,383	2,252
Total accrued liabilities	$8,101	$5,137

9.	DEBT

The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.380% Series A 2016, maturing June 2028	$—	$28,750	$—	$—
4.580% Series B 2016, maturing June 2036	—	86,250	—	—
5.450% Series 2006, maturing December 1, 2017	—	—	1,000	1,040
5.600% Series 2006, maturing December 1, 2022	—	—	—	6,215
5.750% Series 2006, maturing December 1, 2032	—	—	—	23,370
6.550% Series 2007, maturing December 1, 2037 - net of unamortized discount of $338	—	—	700	50,177
6.375% Series 2008, maturing December 1, 2018	—	—	185	435
7.500% Series 2008, maturing December 1, 2038	—	—	—	23,235
	—	115,000	1,885	104,472
OTHER
Capital lease obligations	138	212	109	178
Debt issuance costs	—	(748)	—	(2,233)
Total debt	$138	$114,464	$1,994	$102,417

2016 Senior Secured Notes – On June 24, 2016, the Company closed the note purchase agreement entered into on May 20, 2016, and issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter. The proceeds of the senior secured notes were primarily used to refinance the existing long-term tax exempt bonds, which were subject to an early redemption option at 103%, plus accrued interest, as a result of the U.S. IPO. As part of the refinancing of the long-term debt, the Company paid a prepayment penalty of $3.2 million and wrote off the remaining $2.2 million in capitalized loan fees related to the tax exempt bonds, which were recorded as additional interest expense for the three and nine months ended September 30, 2016. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions.

The senior secured notes require the Company maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024, the ratio drops to 1.20. As of September 30, 2016, the Company was in compliance with its financial debt covenants.

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

At September 30, 2016, the remaining aggregate annual maturities of our debt and minimum lease payments under capital lease obligations for the years ended December 31 are as follows (in thousands):

	Debt	Capital Lease Obligations
2016	$—	$153
2017	—	127
2018	—	75
2019	—	31
2020	—	—
Thereafter	115,000	—
Subtotal	115,000	386
Less: amount representing interest	—	(36)
Total	$115,000	$350

At September 30, 2016, the carrying value of the non-current portion of long-term debt was $115.2 million, with an estimated fair value of $116.3 million. At December 31, 2015, the carrying value of the non-current portion of long-term debt was $104.7 million, with an estimated fair value of $116.7 million. The fair value of our debt was estimated based on interest rates considered available for instruments of similar terms and remaining maturities.

10.	INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2016 and December 31, 2015, the Company did not have any uncertain tax positions.

ASC Topic 740, Income Taxes, prescribes the method to determine whether a deferred tax asset is realizable and significant weight is given to evidence that it can be objectively verified. As of September 30, 2016 and December 31, 2015, the Company’s valuation allowance totaled $8,500, which relates to state net operating loss (“NOL”) carryforwards expected to expire prior to utilization.

As of September 30, 2016, we have approximately $14.8 million in federal NOL carryforwards and $7.7 million in state NOLs available to offset future taxable income.

The effective tax rates used for the nine months ended September 30, 2016 and 2015 were 37.0% and 37.3%, respectively. The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income expected for the

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

full year, including the impact of any unusual, infrequent, or non-recurring items. The effective tax rate for the nine months ended September 30, 2016 was greater than the federal statutory rate of 35.0% primarily due to state income taxes.

11.	DEFERRED COMPENSATION AWARDS

Stock-based compensation – Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.

At September 30, 2016 and December 31, 2015, there were options to acquire 47,422 shares of common stock of GWRI outstanding, adjusting for the 100.68 to 1.00 stock split effected on April 28, 2016. The options were all vested and exercisable as of each date. The stock options have a remaining contractual life of approximately 2.00 years and have a split-adjusted exercise price of $8.65 per share.

GWRI stock option grant – In May 2016, GWRI’s Board of Directors granted stock options to acquire 325,000 shares of GWRI’s common stock to the members of the board. The options were granted with an exercise price of $7.50, the prevailing market price of the Company’s common shares at the close of business on May 20, 2016. The options vest over a two-year period, with 50% vesting on May 2017 and 50% vesting on May 2018. The options have a three-year life. The Company will expense the $2.1 million fair value of the stock option grant ratably over the two-year vesting period in accordance with ASC 323. Stock-based compensation expense of $265,000 and $383,000 was recorded for the three and nine months ended September 30, 2016, respectively. No stock-based compensation expense was recorded for the three and nine months ended September 30, 2015.

Phantom stock compensation – On December 30, 2010, we adopted a phantom stock unit plan authorizing the directors of the Company to issue phantom stock units (‘‘PSUs’’) to our employees. Following the consummation of the Reorganization Transaction, the awarded PSUs have been amended such that the outstanding units now track with the value of GWRI’s share price. The vesting of the awards has not changed. The value of the PSUs issued under the plan track to the performance of GWRI’s shares and give rise to a right of the holder to receive a cash payment the value of which, on a particular date, is the market value of the equivalent number of shares of GWRI at that date. The issuance of PSUs as a core component of employee compensation was intended to strengthen the alignment of interests between the employees of the Company and the shareholders of GWRI by linking their holdings and a portion of their compensation to the future value of the common shares of GWRI.

PSUs are accounted for as liability compensatory awards under ASC 710, Compensation – General, rather than as equity awards. PSU awards are remeasured each period and a liability is recorded equal to GRWI’s closing share price as of the balance sheet date multiplied by the number of units vested and outstanding. The value of the benefits is recorded as an expense in the Company’s financial statements over the related vesting period. Vesting occurs ratably over 12 consecutive quarters beginning in the period granted. The following table details total awards granted and the number of units outstanding as of September 30, 2016 along with the amounts paid to holders of the PSUs for the three and nine months ended September 30, 2016 and 2015 (in thousands, except unit amounts):

			Amounts Paid		Amounts Paid
			For the Three Months Ended		For the Nine Months Ended
			September 30,		September 30,
Grant Date	Units Granted	Units Outstanding	2016	2015	2016	2015
Q4 2010	350,000	—	$—	$—	$—	$1,398
Q1 2012	135,079	—	—	—	—	38
Q1 2013	76,492	—	—	32	29	83
Q1 2014	8,775	743	3	2	7	6
Q1 2015	28,828	14,414	19	14	63	26
Q1 2016	34,830	29,025	—	—	—	—
Total	634,004	44,182	$22	$48	$99	$1,551

Stock appreciation rights compensation – The Company historically accounted for SARs as liability compensatory awards under ASC 710, Compensation – General, valued using the intrinsic value method, as permitted by ASC 718 for nonpublic

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

entities, with changes to the value of the SARs recognized as compensation expense at each quarterly reporting date. Upon becoming a public company, as defined in ASC 718, in the first quarter of 2016, the Company was required to change its methodology for valuing the SARs. While the SARs will continue to be remeasured at each quarterly reporting date, the SARs are required to be accounted for prospectively at fair value using a fair value pricing model, such as Black-Scholes. The Company recorded the impact of the change in valuation methods as a cumulative effect of a change in accounting principle, as permitted by ASC 250. The effect of the change increased the SAR liability by $103,000 which was the difference in compensation cost measured using the intrinsic value method and the fair value method. An offsetting change to accumulated deficit in the consolidated balance sheet was recorded with the revaluation, net of $38,000 in taxes. Any future changes in fair value will be recorded as compensation expense in the consolidated statement of operations.

Beginning January 2012, in an effort to reward employees for their performance, the Company adopted a stock appreciation rights plan authorizing the directors of the Company to issue SARs to our employees. The value of the SARs issued under the plan track the performance of GWRI’s shares. Each holder has the right to receive a cash payment amounting to the difference between the exercise price and the closing price of GWRI’s common shares on the exercise date, provided that the closing price is in excess of the exercise price. Holders of SARs may exercise their awards once vested. Individuals who voluntarily or involuntarily leave the Company forfeit their rights under the awards. The following table details the recipients of the awards, the grant date, units granted, exercise price, outstanding shares as of September 30, 2016 and amounts paid during the three and nine months ended September 30, 2016 and 2015 (in thousands, except share and per unit amounts):

						Amounts Paid		Amounts Paid
						For the Three Months Ended		For the Nine Months Ended
						September 30,		September 30,
Recipients	Grant Date	Units Granted	Exercise Price		Units Outstanding	2016	2015	2016	2015
Employees below senior management level (1)	Q1 2012	152,091	$	CAD 4.00	—	$—	$43	$—	$67
Key Executive (2)(4)	Q3 2013	100,000		$1.59	69,500	—	37	151	37
Key Executive (2)(5)	Q4 2013	100,000		$2.69	75,000	—	—	137	—
Members of Management (2)(6)	Q1 2015	299,000		$4.26	233,000	63	—	112	—
Key Executives (3)(7)	Q2 2015	300,000		$5.13	300,000	23	—	23	—
Total		951,091			677,500	$86	$80	$423	$104
(1)	The SARs vested in equal installments over four quarters and expire four years after the date of issuance.
(2)	The SARs vest ratably over sixteen quarters from the grant date.
(3)	The SARs vest over sixteen quarters, vesting 20% per year for the first three years, with the remainder (40%) vesting in year four.
(4)	The exercise price was determined by taking the weighted average share price of the five days prior to the grant date of July 1, 2013.
(5)	The exercise price was determined by taking the weighted average share price of the 30 days prior to the grant date of November 14, 2013.
(6)	The exercise price was determined to be the fair market value of one share of stock on the grant date of February 11, 2015.
(7)	The exercise price was determined to be the fair market value of one share of stock on the grant date of May 8, 2015.

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

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the three months ended September 30, 2016 and 2015, the Company recorded approximately $28,000 and $50,000 of compensation expense related to the PSUs and SARs, respectively. For the nine months ended September 30, 2016 and 2015 the Company recorded approximately $1.2 million and $430,000 of compensation expense related to the PSUs and SARs, respectively. Based on GWRI’s closing share price on September 30, 2016, deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
2016	$45	$281
2017	170	953
2018	93	687
2019	—	94
2020	—	—
Total	$308	$2,015

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the nine months ended September 30, 2016 and 2015 (in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Cash paid for interest	$3,491	$3,946
Cash paid for bond prepayment fee	$3,201	$—
Reclassification of deferred IPO costs to equity	$97	$—
Capital expenditures included in accounts payable and accrued liabilities	$1,171	$429
Deferred compensation change in accounting principle	$103	$—

13.	COMMITMENTS AND CONTINGENCIES

Commitments – Prior to the sale of GWM, we leased certain office space in Arizona under operating leases with terms that expired in February 2016. The operating lease agreements were between GWM and the landlord. Accordingly, effective June 2013 through February 2016, the Company was not a party under the lease agreements. GWRI subleased a portion of the office space covered under the GWM lease agreements. In February 2016, the Company entered into a three-year lease agreement with the landlord to occupy the same space previously subleased under GWM's lease agreements, inclusive of necessary facility upgrades. Beginning in March 2016, the Company began recording approximately $8,000 in monthly rent expense related to the new agreement. Rent expense arising from the operating leases totaled approximately $25,000 and $15,000 for the three months ended September 30, 2016 and 2015, and $67,000 and $49,000 for the nine months ended September 30, 2016 and 2015, respectively.

Contingencies

From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted.  Management is not aware of any legal proceeding of which the ultimate resolution could materially affect our financial position, results of operations, or cash flows.

14.	SUBSEQUENT EVENTS

On November 14, 2016, the Company announced a monthly dividend increase from $0.022 per share ($0.264 per share annually) to $0.0225 per share ($0.270 per share annually). Although we expect monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of our board of directors and is subject to our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock we may issue in the future, business prospects and other factors that our board of directors may deem relevant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we” or “us”) financial condition and results of operations relates to the three and nine months ended September 30, 2016 and 2015 and should be read together with the condensed consolidated financial statements and accompanying notes included herein, as well as our audited annual financial statements and associated management’s discussion, which are available within our recently filed S-1 available on our Company’s profile on the Securities and Exchange Commission (“SEC”) website, www.sec.gov.

Basis of Presentation

The financial statements of Global Water Resources, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and, except where otherwise indicated, are presented in U.S. dollars and references to “$”, “US$” and “dollars” are to U.S. dollars.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this management’s discussion and analysis are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may” and similar expressions. These forward-looking statements include future estimates described in “Business Outlook”, "Factors Affecting our Results of Operations," and “Liquidity and Capital Resources”. These forward-looking statements reflect management’s current expectations regarding GWRI’s future growth, results of operations, performance and business prospects and opportunities and other future events and speak only as of the date of this management’s discussion and analysis. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not or the times at or by which such performance or results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors discussed under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Although the forward-looking statements contained in this management’s discussion and analysis are based upon what management believes to be reasonable assumptions, investors cannot be assured that actual results will be consistent with these forward-looking statements, and the differences may be material. These forward-looking statements are made as of the date of this management’s discussion and analysis and GWRI assumes no obligation to update or revise them to reflect new events or circumstances, except as required by applicable law.

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

Business Outlook

2015 and 2016 continued the trend of positive growth in new connections and re-establishing service on existing previously vacant homes. According to the 2010 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) had a population of 4.2 million in 2010 and is the 14th largest MSA in the U.S., an increase of 29% over the 3.25 million people reported in the 2000 Census. Metropolitan Phoenix’s growth data continues to improve due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that Maricopa County will have a population of 4.5 million by 2020 and 6.0 million by 2040. During the twelve months ended September 30, 2016, Arizona’s employment rate improved by 2.9%, ranking the state in the top seven nationally for job growth.

Also, according to the W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus panel, most sectors of real estate are expected to experience improved occupancy and growth. For Maricopa County and Pinal County combined, the W.P. Carey School of Business, using U.S. Census data, reported that single family housing permits were approximately 11,700 units for 2014. However, for 2015, permits were up approximately 43% to 16,768 units in Maricopa and Pinal Counties combined, and the forecasts for 2016, 2017, and 2018 remain positive at approximately 19,000 units, 22,000 permits, and 25,000, respectively. From there, we believe growth in the region could steadily return towards its normal historical rate of greater than 30,000 single family dwelling permits. Additionally, multifamily, office, retail, and industrial market occupancy rates continued to increase in 2015 compared to 2014 and are expected to continue to increase through 2017.

We believe that our utilities and service areas are directly in the anticipated path of growth primarily in the metropolitan Phoenix area. Market data indicates that our service areas currently incorporate a large portion of the final platted lots, partially finished lots and finished lots in metropolitan Phoenix. Management believes that we are well-positioned to benefit from the near-term growth in metropolitan Phoenix due to the availability of lots and existing infrastructure in place within our services areas.

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

Population and Community Growth

Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, decreased 884 connections, or 2.3%, from a total of 38,620 as of September 30, 2015 to 37,736 as of September 30, 2016. This decrease is due to the sale of Willow Valley Water Co., Inc. (“Willow Valley”). See “—Recent Events” for additional information. Adjusting for the sale of Willow Valley, total service connections increased to 37,736 as of September 30, 2016 from 37,118 as of December 31, 2015, which represents an increase of 618 connections, or an annualized increase of approximately 2.2%.

As of September 30, 2016, we have 37,009 active service connections compared to 37,638 active service connections as of September 30, 2015, a decrease of 629 or 1.7%. As with the decrease in total service connections, the decrease is due to the sale of Willow Valley. Adjusting for the sale of Willow Valley, active service connections increased 886 connections, or 2.5%, to 37,009 as of September 30, 2016 compared to 36,123 as of September 30, 2015. Approximately 98.8% of the 37,009 active service connections are serviced by our Global Water - Santa Cruz Water Company, LLC (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, LLC (“Palo Verde”) utilities as of September 30, 2016.

The graph below presents the historical change in active and total connections for our ongoing operations, adjusting for the condemnation of the assets and operations of Valencia Water Company and the sale of Willow Valley.

During the economic downturn beginning in 2008, our utilities experienced an increase in the number of vacant homes, reaching a peak of 4,020 vacant connections as of February 28, 2009, approximately 11.2% of our total connections at the time; however, the negative trend began to reverse thereafter with the number of vacant homes decreasing to 727 or 1.9% of total connections as of September 30, 2016.

Economic and Environmental Utility Regulation

We are subject to extensive regulation of our rates by the ACC, which is charged with establishing rates based on the provision of reliable service at a reasonable cost while also providing an opportunity to earn a fair rate of return on rate base for investors of utilities. The ACC uses a historical test year to evaluate whether the plant in service is used and useful, to assess whether costs were prudently incurred and to set “just and reasonable” rates. Rate base is typically the depreciated original cost of the plant in service (net of contributions in aid of construction (“CIAC”) and advances in aid of construction (“AIAC”) which are funds or property provided to a utility under the terms of a collection main extension agreement, the value of which may be refundable), that has been determined to have been “prudently invested” and “used and useful”, although the reconstruction cost of the utility plant may also be considered in determining the rate base. The ACC also decides on an applicable capital structure based on actual or hypothetical analyses. The ACC determines a “rate of return” on that rate base, which includes the approved capital structure and the actual cost of debt and a fair and reasonable cost of equity based on the ACC's judgment. The overall revenue requirement for rate making purposes is established by multiplying the rate of return by the rate base and adding “prudently” incurred operating expenses for the test year, depreciation and any applicable pro forma adjustments.

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

Environmental, health and safety and water quality regulations are complex and change frequently, and they have tended to become more stringent over time. As newer or stricter standards are introduced, they could increase our operating expenses. We would generally expect to recover expenses associated with compliance for environmental and health and safety standards through rate increases, but this recovery may be affected by regulatory lag.

Economic Environment

The growth of our customer base depends almost entirely on the success of developers in developing residential and commercial properties within our service areas. Real estate development is a cyclical industry and the growth rate of development, especially residential development, since 2006 (both nationally and in Arizona) has been and continues to be below historical rates. In addition, development in our service areas is contingent upon construction or acquisition of major public improvements, such as arterial streets, drainage facilities, telephone and electrical facilities, recreational facilities, street lighting and local in-tract improvements (e.g., site grading). Many of these improvements are built by municipalities with public financing, and municipal resources and access to capital may not be sufficient to support development in areas of rapid population growth.

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

We have made significant capital investments in our territories within the last twelve years, and because the infrastructure is new, we do not expect comparable capital investments to be required in the near term, either for growth or to maintain the existing infrastructure. Nevertheless, we have an established capital improvement plan to make targeted capital investments to repair and replace existing infrastructure as needed, address operating redundancy requirements and improve our overall financial performance, by lowering expenses and increasing revenue. Additionally, to reduce our deferred tax liability of approximately $19.4 million resulting from the gain on the condemnation of the operations and assets of Valencia Water Company, we have identified certain currently planned investments within our capital improvement plan that we determined through a favorable Private Letter Ruling with the Internal Revenue Service will qualify under the Internal Revenue Code Section 1033 re-investment criteria; however, the timeline to make such investments is limited through the end of 2017. Accordingly, we plan to accelerate the identified capital expenditures within our capital improvement plan. As a result, we expect capital expenditures to increase in 2016 and 2017 as compared to recent years, with corresponding reductions to occur in 2018, 2019 and beyond.

Production and Treatment Costs

Our water and wastewater services require significant production resources and therefore result in significant production costs. Although we are permitted to recover these costs through the rates we charge, regulatory lag can decrease our margins and earnings if production costs or other operating expenses increase significantly before we are able to recover them through increased rates. Our most significant costs include labor, chemicals used to treat water and wastewater and power used to operate pumps and other equipment. Power and chemical costs can be volatile. However, we employ a variety of technologies and methodologies to minimize costs and maximize operational efficiencies. Additionally, with our Total Water Management approach, whereby we maximize the direct beneficial reuse of recycled water, we can realize significant treatment costs and power savings because smaller volumes of water are required for potable use. Many utilities require that all water be treated to potable standards irrespective of use. Total Water Management focuses on the right water for the right use. Potable water is needed for consumption and recycled water is acceptable for non-potable uses such as irrigation and toilet flushing. Non-potable water does not need to be treated for commonly occurring and regulated constituents such as arsenic, or for other current or future human consumption health-based contaminants.

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

Recent Rate Case Activity

On July 11, 2012, we filed rate applications with the ACC to adjust the revenue requirements for seven utilities. In August 2013, we entered into a settlement agreement with the ACC staff, the Residential Utility Consumers Office, the City of Maricopa and other parties to the rate case. The settlement required approval by the ACC’s commissioners before it could take effect. In February 2014, the rate case proceedings were completed and the ACC issued Rate Decision No. 74364, approving the settlement agreement. The collective rate increase included a 9.5% return on common equity which contributed to a 15% increase over revenue in 2011.

For our utilities, adjusting for the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, the settlement provided for a collective aggregate revenue requirement increase of $3.6 million based on 2011 test year service connections, phased-in over time, with the first increase in January 2015 as follows (in thousands):

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

From 2003 to 2008, we entered into approximately 183 infrastructure coordination and financing agreements (“ICFAs”) with developers and landowners covering approximately 275 square miles. Under these agreements, we have a contractual obligation to the developers and landowners to ensure that amongst other things, physical capacity exists through our regulated utilities for water and wastewater to the landowner/developer when needed. We receive fees from the landowner/developer for undertaking these obligations that typically are a negotiated amount per planned equivalent dwelling unit for the specified development or parcel of land. Payments are generally due to us from the landowner/developer based on progress of the development, with a portion due upon signing of the agreement, a portion due upon completion of certain milestones and the final payment due upon final plat approval or sale of the subdivision. The payments are non-refundable. Our investment can be considerable, as we may phase-in the construction of facilities in accordance with a regional master plan, as opposed to a single development.

Prior to January 1, 2010, we accounted for funds received under ICFAs as revenue once the obligations specified in the ICFA were met. As these arrangements are with developers and not with the water or wastewater customer, the timing of revenue recognition coincided with the completion of our performance obligations under the agreement with the developer and with our ability to provide fitted capacity for water and wastewater service to the applicable development or parcel through our regulated subsidiaries.

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

With the issuance of Rate Decision No. 74364, in February 2014, the ACC again changed how ICFA funds would be characterized and accounted for going forward. Most notably, the ACC changed the rate treatment of ICFA funds, and ICFA funds already received would no longer be deemed CIAC for rate making purposes. In conjunction with Rate Decision No. 74364, we eliminated the CIAC liability and reversed the associated regulatory liability brought about by the 2010 ruling. ICFA funds already received or which had become due prior to the date of Rate Decision No. 74364 were accounted for in accordance with our ICFA revenue recognition policy that had been in place prior to the 2010 Regulatory Rate Decision, wherein the funds received are recognized as revenue once the obligations specified in the ICFA were met. Rate Decision No. 74364 prescribes that of the ICFA funds which come due and are paid subsequent to December 31, 2013, 70% of the ICFA funds will be recorded in the associated utility subsidiary as a hook-up fee (“HUF”) liability, with the remaining 30% to be recorded as deferred revenue, to be accounted for in accordance with our ICFA revenue recognition policy. A HUF tariff, specifying the dollar value of a HUF for each utility, was approved by the ACC as part of Rate Decision No. 74364. We are responsible for assuring the full HUF value is paid from ICFA proceeds, and recorded in its full amount, even if it results in recording less than 30% of the ICFA fee as deferred revenue.

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

In addition to ICFAs, we have various line extension agreements with developers and builders, whereby funds, water line extensions or wastewater line extensions are provided to us by the developers and are considered refundable advances for construction. These advances in aid of construction are subject to refund by us to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility services constructed under the agreement over a specified period. Upon the expiration of the agreements’ refunding period, the remaining balance of the AIAC becomes nonrefundable and at that time is considered CIAC. CIAC are amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, a utility plant funded by AIAC and CIAC is excluded from rate base. For the three and nine months ended September 30, 2016 and 2015, we transferred $376,000 of AIAC balances to CIAC.

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

Debt Refinancing

With the completion of the initial public offering of shares of common stock of the Company in the United States (“U.S. IPO”), the Company had the right to redeem all of its outstanding tax-exempt bonds at a price of 103% of the principal amount, plus interest accrued at the redemption date. Following completion of the U.S. IPO, the Company entered into a note purchase agreement to issue two series of senior secured notes with total principal balance of $115.0 million. On June 24, 2016, the Company closed the note purchase agreement, which proceeds were primarily used to pay down the outstanding $106.7 million in tax-exempt bonds at 103%. For additional information, see “—Liquidity and Capital Resources—Senior Secured Notes.”

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

Sale of Willow Valley

On March 23, 2015, the Company reached an agreement to sell the operations and assets of Willow Valley to EPCOR Water Arizona Inc. (“EPCOR”). Pursuant to the terms of the agreement, EPCOR purchased all the operations, assets and rights used by Willow Valley to operate the utility system for $2.3 million. The transaction was approved by the ACC on March 10, 2016, and we closed the transaction on May 9, 2016.

Sale of Loop 303 Contracts

In September 2013, we entered into an agreement to sell certain wastewater facilities main extension agreements and offsite water management agreements for the contemplated Loop 303 service area, along with their related rights and obligations (which we refer to collectively as the “Loop 303 Contracts”), relating to the 7,000-acre territory within a portion of the western planning area of the City of Glendale, Arizona known as the “Loop 303 Corridor.” Pursuant to the agreement, we sold the Loop 303 Contracts to EPCOR for total proceeds of approximately $4.1 million ($3.1 million of which has been received as of September 30, 2016), which will be paid to us over a multi-year period. Receipt of the remaining proceeds will occur and be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners of the Loop 303 Corridor. As part of the consideration, we agreed to complete certain engineering work required in the offsite water management agreements, which we completed in 2013, thereby satisfying our remaining obligations relating to the Loop 303 Contracts. In April 2015, we received proceeds of approximately $296,000 related to the sale of the Loop 303 Contracts. As of September 30, 2016, proceeds of $1.0 million remain outstanding, and will be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners.

Sonoran Acquisition Liability

On March 17, 2016, the Company entered into an agreement with Sonoran Utility Services, LLC (“Sonoran”) to amend certain provisions of the purchase and sale agreement related to the acquisition of Sonoran’s assets on June 15, 2005. The amended agreement allowed the Company to reduce its $3.8 million acquisition liability due to Sonoran to $2.8 million, if the Company settled the amount due within ten days of the closing of the note purchase agreement. The note purchase agreement closed on June 24, 2016 and the Sonoran liability was subsequently settled in June 2016. Upon settlement of the Sonoran acquisition liability, the Company recorded a gain of $954,000 in other income, for the nine months ended September 30, 2016.

Private Letter Ruling

On June 2, 2016, the Company received a Private Letter Ruling from the Internal Revenue Service that, for purposes of deferring the gain realized from the condemnation of Valencia Water Company, determined that the assets converted upon the condemnation of Valencia Water Company could be replaced through certain reclamation facility improvements contemplated by the Company under

Internal Revenue Code §1033 as property similar or related in service or use. In June 2016, the Company converted all operating subsidiaries from corporations to limited liability companies to take full advantage of the benefits of such ruling.

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

Cautionary Statement Regarding Non-GAAP Measures

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contains references to “EBITDA” and Adjusted EBITDA. EBITDA is defined for the purposes of this management’s discussion and analysis as net income or loss before interest, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding the gain or loss related to (i) non-recurring events, (ii) option expense related to awards made to the board of directors and (iii) equity method investment. Management believes that EBITDA and Adjusted EBITDA are useful supplemental measures of our operating performance and provide meaningful measures of overall corporate performance exclusive of our capital structure and the method and timing of expenditures associated with building and placing our systems. EBITDA is also presented because management believes that it is frequently used by investment analysts, investors and other interested parties as a measure of financial performance. Adjusted EBITDA is also presented because management believes that it provides a measure of our recurring core business.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of the Financial Accounting Standards Board’s Accounting Standards Codification 280, Segment Reporting, we are not organized around specific products and services, geographic regions or regulatory environments. We currently operate in one geographic region within the State of Arizona, wherein each operating utility operates within the same regulatory environment.

While we report revenue, disaggregated by service type, on the face of our statement of operations, we do not manage the business based on any performance measure at the individual revenue stream level. We do not have any customers that contribute more than 10% to our revenues or revenue streams. Additionally, the chief operating decision maker uses consolidated financial information to evaluate our performance, which is the same basis on which he communicates our results and performance to our board of directors. It is upon this consolidated basis from which he bases all significant decisions regarding the allocation of our resources on a consolidated level. Based on the information described above and in accordance with the applicable literature, management has concluded that we are currently organized and operated as one operating and reportable segment.

Comparison of Results of Operations for the Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,
	2016	2015
Revenues	$8,180	$8,143
Operating expenses	5,515	6,087
Operating income	2,665	2,056
Total other (expense) income	(802)	41,082
Income before income taxes	1,863	43,138
Income tax expense	(717)	(21,233)
Net income	$1,146	$21,905

Basic earnings per common share	$0.06	$1.20
Diluted earnings per common share	$0.06	$1.20

Revenues – The following table summarizes our revenues for the three months ended September 30, 2016 and 2015 (in thousands).

	For the Three Months Ended September 30,
	2016	2015
Water services	$4,067	$4,131
Wastewater and recycled water services	4,093	3,848
Unregulated revenues	20	164
Total revenues	$8,180	$8,143

Total revenues increased $37,000, or 0.5%, for the three months ended September 30, 2016 compared with the three months ended September 30, 2015. The increase in revenue is driven by an increase in wastewater revenue, offset by a decrease in water revenue due to the condemnation of the operations and assets of Valencia Water Company, which occurred in July 2015, and the sale of Willow Valley which occurred in May of 2016, and which operations, together, contributed revenue of $585,000 for the three months ended September 30, 2015 compared to no revenue for the three months ended September 30, 2016. The decrease related to the condemnation of the operations and assets of Valencia Water Company and sale of Willow Valley was offset by an increase in revenue for the remaining operating utilities, which increased $623,000, or 8.2%, to $8.2 million for the three months ended September 30, 2016 compared to $7.6 million for the three months ended September 30, 2015. The increase in revenue for the remaining operating utilities reflects the increase in rates related to Rate Decision No. 74364 in February 2014 combined with a 2.5% increase in active service connections (adjusted for the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley) and an increase in consumption during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This increase was partially offset by a $144,000 reduction in unregulated revenue.

Water Services – Water services revenues decreased $64,000, or 1.5%, to $4.1 million for the three months ended September 30, 2016 compared to $4.1 million for the three months ended September 30, 2015. The decrease is primarily due to the condemnation of the operations and assets of Valencia Water Company and the Willow Valley sale, which operations, together, contributed $585,000 for the three months ended September 30, 2015 compared to no revenue for the three months ended September 30, 2016. The decrease in water service revenue is partially offset by an increase in water service revenues for the remaining operating utilities of $521,000, or 14.7%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Water services revenue based on consumption increased $279,000, or 15.0%, to $2.1 million from $1.9 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in revenue was primarily driven by an increase in active water connections and an increase in consumption compared to 2015, offset by a decrease in active water connections related to the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which operations, together, contributed $222,000 for the three months ended September 30, 2015 compared to no revenue for the three months ended September 30, 2016. The decrease in water service revenue related to the condemnation of the operations and assets of Valencia Water Company and sale of Willow Valley was more than offset by an increase in water service revenue for the remaining operating utilities, which increased $501,000, or 30.6%, to $2.1 million for the three months ended September 30, 2016 compared to $1.6 million for the three months ended September 30, 2015. The increase in water service revenues for the remaining utilities increased in relation to the onset of new rates in 2016 combined with an increase in active water connections and an increase in consumption compared to 2015.

Active water connections decreased 5.4% to 18,824 as of September 30, 2016 from 19,890 as of September 30, 2015 as the result of the sale of Willow Valley. However, after adjusting to remove the active water service connections of Willow Valley, active connections increased 449, or 2.4%, to 18,824 as of September 30, 2016 from 18,375 as of September 30, 2015.

Water consumption increased 0.4% to 743 million gallons for the three months ended September 30, 2016 from 740 million gallons for the three months ended September 30, 2015. However, adjusting for the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which operations, together, accounted for 43 million gallons of consumption for the three months ended September 30, 2015, water consumption increased 6.6% from 697 million gallons to the 743 million gallons. The increased consumption can be attributed to the 2.5% increase in active connections (in each case adjusting for the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley) combined with an increase in irrigation use for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Water services revenue, excluding miscellaneous charges associated with the basic service charge, decreased $252,000, or 12.0%, to $1.8 million for the three months ended September 30, 2016 compared to $2.1 million for the three months ended September 30, 2015. The decrease in basic water service revenue is primarily driven by the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which operations, together, contributed $256,000 for the three months ended September 30, 2015 compared to no revenue for the three months ended September 30, 2016.

Wastewater and Recycled Water Services – Wastewater and recycled water services revenues increased $245,000, or 6.4%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase reflects the increase in rates related to Rate Decision No. 74364 in February 2014 as well as the increase of active connections, which increased 2.5% to 18,185 as of September 30, 2016 from 17,748 as of September 30, 2015.

Recycled water revenue, which is based on the number of gallons delivered, increased $62,000, or 36.4%, to $231,000 for the three months ended September 30, 2016 compared to $170,000 for the three months ended September 30, 2015. The recycled water revenue increase is primarily related to an increase in rates offset by a decline in volume delivered. The volume of recycled water delivered decreased 11 million gallons, or 5.2%, to 201 million gallons for the three months ended September 30, 2016 compared to 212 million gallons for the three months ended September 30, 2015. Recycled water rates increased 30% per Rate Decision No. 74364 compared to 2015.

Unregulated Revenues – Unregulated revenues, which are primarily rental fees derived from leases of space on a utility-owned communications tower and the imputed revenue resulting from our public-private partnership with the City of Maricopa, decreased $144,000, or 87.8%, to $20,000 for the three months ended September 30, 2016 compared to $164,000 for the three months ended September 30, 2015. The decrease in revenue was driven by the expiration of the temporary arrangement within the public-private partnership memorandum of understanding with the City of Maricopa, wherein we agreed to offset the cash payment of our license fee through December 31, 2015 for certain utility related services we provided to the City of Maricopa. These commitments were previously finalized, and the associated license fees were being accounted for as unregulated revenue until the expiration of the temporary arrangement on December 31, 2015.

Operating Expenses – The following table summarizes our operating expenses for the three months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,
	2016	2015
Operations and maintenance	$1,561	$1,690
Operations and maintenance - related party	467	483
General and administrative	1,963	2,020
Depreciation	1,524	1,894
Total operating expenses	$5,515	$6,087

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, property tax and services contracted from FATHOMTM, decreased $145,000, or 6.7%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Total personnel costs decreased $6,000, or 1.4%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to a decrease in personnel related to the condemnation of the operations and assets of Valencia Water Company and sale of Willow Valley, which operations, together, represented $67,000 for the three months ended

September 30, 2015. This decrease in personnel expenses was partially offset by an increase of $61,000, or 16.7%, in the personnel expenses of the remaining operating utilities, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Personnel expense for the remaining utilities primarily increased due to an increase in medical expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Utilities and power expenses increased $24,000, or 6.0%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Utilities and power expense increased as a result of the condemnation of the operations and assets of Valencia Water Company and sale of Willow Valley, which operations, together, contributed a benefit of $10,000 for the three months ended September 30, 2015. In addition, utility expense for the remaining operating utilities increased $14,000, or 3.5%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Chemicals, consumables and supplies expenses decreased $15,000, or 11.5% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Chemicals, consumables and supplies expenses primarily decreased as a result of the condemnation of the operations and assets of Valencia Water Company and sale of Willow Valley, which operations, together, represented $10,000 for the three months ended September 30, 2015.

Property taxes decreased $73,000, or 13.8%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Property taxes decreased due to the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which operations, together, represented $25,000 for the three months ended September 30, 2015. Property taxes were further reduced by a decrease in property taxes for the remaining operating utilities, which decreased $49,000, or 9.7%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues of the Company. As revenues increase, we expect that property taxes will increase.

Operations and Maintenance – Related Party – Operations and maintenance related party expenses are for service fees paid to FATHOM™ with respect to billing, customer service and other support provided to our regulated utilities. Service fees payable to FATHOM™ decreased $16,000, or 3.3%, to $467,000 for the three months ended September 30, 2016 compared to $483,000 for the three months ended September 30, 2015. FATHOM™ service fees decreased as a result of the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which together, represented $54,000 in expenses for the three months ended September 30, 2015. The reduction in service fees were partially offset by an increase in service fees for the remaining operating utilities, which increased $38,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. FATHOM™ service fees for the remaining operating utilities increased in relation to an increase in their active water connections combined with a Consumer Price Index (“CPI”) increase in the monthly charge pursuant to the services contract.

General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent and regulatory fees. These costs decreased $57,000 or 2.8%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Personnel costs decreased $542,000, or 46.2%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Personnel costs primarily decreased as a result of a non-recurring bonus of $591,000 paid in relation to the one-time dividend declared for stock appreciation rights held by management at the time of declaration in August 2015.

General liability insurance increased $43,000, or 62.3%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This increase is primarily due to director and officer insurance expense, which increased in relation to the completed IPO in May 2016 and listing as a U.S. public company.

City of Maricopa Memo of Understanding fees increased $92,000, or 63.4%. Previously, we agreed to offset the cash payments associated with the license fees through December 31, 2015 with miscellaneous utility related services provided by us to the City of Maricopa. Beginning in January 2016, we began to pay the City of Maricopa for the license fees calculated at 3% of revenues of Palo Verde Utility Company and Santa Cruz Water Company.

Professional fees, which include legal and accounting costs, increased $75,000, or 35.2%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in professional fees is primarily due to a $259,000 legal expense reclassification during the three months ended September 30, 2015, in which we reclassified certain legal expenses incurred as part of the condemnation of the operations and assets of Valencia Water Company against the gain on condemnation. Without the 2015 reclassification, legal expense for the three months ended September 30, 2016 would have decreased $184,000 as compared to the three months ended September 30, 2015.

Investor relations expenses increased from zero to $58,000 for the three months ended September 30, 2015 compared to the three months ended September 30, 2016. Public company expenses were historically recorded at GWRC.

Board compensation expense increased $278,000, or 339.0%. This increase in board compensation expense is primarily related to $265,000 of option expense in the three months ended September 30, 2016 compared to zero expense in the three months ended September 30, 2015. Option expense increased in relation to the grant of 325,000 options to members of our board of directors in May of 2016.

Miscellaneous expenses increased $23,000 or 57.5% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This increase is primarily related to a $25,000 increase of public company costs for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Public company costs were historically recorded at GWRC.

Depreciation – Depreciation expense decreased by $370,000, or 19.5%, to $1.5 million for the three months ended September 30, 2016 compared to $1.9 million for the three months ended September 30, 2015. The decrease in depreciation is primarily related to the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which operations, together, recorded depreciation of approximately $236,000 for the three months ended September 30, 2015. Also contributing to the decrease was certain assets reaching the end of their useful lives and, therefore, having been fully depreciated.

Other Income (Expense) – Other net expense totaled $802,000 for the three months ended September 30, 2016 compared to income of $41.1 million for the three months ended September 30, 2015. The decrease of $41.9 million in other income was primarily attributed to the $43.1 million gain associated with the condemnation of the operations and assets of Valencia that occurred in the three months ended September 30, 2015, slightly offset by a decrease in interest expense of $1.1 million.

Interest expense decreased $1.1 million, or 44.4%, to $1.3 million for the three months ended September 30, 2016 compared to $2.4 million of net expense for the three months ended September 30, 2015. Interest expense decreased primarily due to the June 2016 debt refinancing, which reduced quarterly interest expense by approximately $459,000.  Interest expense was further reduced through the retirement of the MidFirst loan in July 2015, wherein we recorded $243,000 in interest expense at the time of retirement combined with $282,000 in expense related to the write off of the remaining deferred loan fees.

Other Income (Expense) – related party increased $103,000, to an income of $72,000 for the three months ended September 30, 2016 compared to a loss of $31,000 for the three months ended September 30, 2015. Other related party income (expense) includes royalty income based upon a percentage of certain FATHOMTM recurring revenue combined with the equity method gains and losses associated with our equity method investment in FATHOMTM. The change in other related party income (expense) is primarily associated with a decrease in the equity method losses recorded. For the three months ended September 30, 2016, equity method investment losses decreased $97,000, or 86.3%, to $15,000 for the three months ended September 30, 2016 compared to losses of $112,000 for the three months ended September 30, 2015.

Income Tax (Expense) Benefit – Income tax expense of $717,000 was recorded for the three months ended September 30, 2016 compared to income tax expense of $21.2 million for the three months ended September 30, 2015. The income tax expense recorded for the three months ended September 30, 2016 is primarily related to an increase in current period operating income combined with the $1.1 million decrease in interest expense. Tax expense for the three months ended September 30, 2015 was driven by $20.2 million in expense recorded in connection with the condemnation of the operations and assets of Valencia Water Company.

Net Income – Our net income totaled $1.1 million for the three months ended September 30, 2016 compared to net income of $21.9 million for the three months ended September 30, 2015. The $20.8 million decrease for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is primarily attributed to the $43.1 million gain associated with the condemnation of the operations and assets of Valencia Water Company that occurred in the three months ended September 30, 2015, net of the related $20.2 million tax expense. In addition to net gain on the condemnation of the operations and assets of Valencia Water Company, net income was positively impacted by a $609,000 improvement in operating income and a $1.1 million reduction of interest expense for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, respectively.

EBITDA and Adjusted EBITDA – EBITDA totaled $4.7 million for the three months ended September 30, 2016 compared to $47.4 million for the three months ended September 30, 2015. Adjusted EBITDA totaled $5.0 million for the three months ended September 30, 2016 compared to $4.4 million for the three months ended September 30, 2015.

A reconciliation of Net Income to EBITDA and Adjusted EBITDA for the three months ended September 30, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended September 30,
	2016	2015
Net Income	$1,146	$21,905
Income tax expense	717	21,233
Interest income	(5)	(4)
Interest expense	1,315	2,367
Depreciation	1,524	1,894
EBITDA(1)	$4,697	$47,395
Gain on condemnation of Valencia	—	(43,074)
Board option expense	265	—
Equity investment loss	15	112
EBITDA Adjustments	280	(42,962)
Adjusted EBITDA(2)	$4,977	$4,433

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

(2)

Adjusted EBITDA is defined as EBITDA excluding the gain or loss related to (i) non-recurring events, (ii) option expense related to awards made to the board of directors and (iii) equity method investment. Adjusted EBITDA is not a recognized measure under U.S. GAAP and does not have a standardized meaning prescribed by U.S. GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other companies. The table above reconciles EBITDA to Adjusted EBITDA. See “Cautionary Statement Regarding Non-GAAP Measures” for further information regarding EBITDA.

Comparison of Results of Operations for the Nine Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015 (in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Revenues	$22,585	$24,847
Operating expenses	18,033	19,736
Operating income	4,552	5,111
Total other (expense) income	(8,787)	37,179
(Loss) income before income taxes	(4,235)	42,290
Income tax benefit (expense)	1,473	(20,897)
Net (loss) income	$(2,762)	$21,393

Basic (loss) earnings per common share	$(0.15)	$1.17
Diluted (loss) earnings per common share	$(0.15)	$1.17

Revenues – The following table summarizes our revenues for the nine months ended September 30, 2016 and 2015 (in thousands).

	For the Nine Months Ended September 30,
	2016	2015
Water services	$10,703	$13,138
Wastewater and recycled water services	11,822	11,243
Unregulated revenues	60	466
Total revenues	$22,585	$24,847

Total revenues decreased $2.3 million, or 9.1%, for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. The decrease in revenues is primarily related to the condemnation of the operations and assets of Valencia Water Company which occurred in July 2015 and the sale of Willow Valley in May of 2016, and which operations, together, contributed revenue of $3.9 million for the nine months ended September 30, 2015 and $306,000 for the nine months ended September 30, 2016.

The decrease related to the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley was partially offset by an increase in revenue for the remaining operating utilities, which increased $1.3 million, or 6.1%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in revenue for the remaining operating utilities reflects the increase in rates related to Rate Decision No. 74364 in February 2014 combined with a 2.5% increase in their active service connections (adjusted for the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley) combined with an increase in consumption during the nine months ended September 30, 2016 compared to nine months ended September 30, 2015. This increase was partially offset by a $406,000 reduction in unregulated revenue, otherwise total revenue would have increased by approximately 8.1%.

Water Services – Water services revenues decreased $2.4 million, or 18.5%, to $10.7 million for the nine months ended September 30, 2016 compared to $13.1 million for the nine months ended September 30, 2015. The decrease is primarily due to the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which operations, together, contributed $3.9 million for the nine months ended September 30, 2015 and $306,000 for the nine months ended September 30, 2016. The decrease in water service revenue was partially offset by an increase in water service revenue for the remaining operating utilities of $1.1 million, or 12.0%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Water services revenue based on consumption decreased $644,000, or 11.8%, to $4.8 million for the nine months ended September 30, 2016 compared to $5.5 million for the nine months ended September 30, 2015. The decrease in revenue was primarily driven by the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which operations, together, contributed $1.6 million for the nine months ended September 30, 2015 and $67,000 for the nine months ended September 30, 2016. The decrease in water service revenue related to the condemnation of the operations and assets of Valencia Water Company and sale of Willow Valley was partially offset by an increase in water service revenue for the remaining operating utilities, which increased $912,000, or 23.7%, to $4.8 million for the nine months ended September 30, 2016 compared to $3.8 million for the nine months ended September 30, 2015. The increase in water service revenue for the remaining operating utilities is related to the onset of new rates in 2016 combined with an increase in active water connections and an increase in consumption compared to 2015. Consumption primarily increased due to an increase in water provided for irrigation.

Active water connections decreased 5.4% to 18,824 as of September 30, 2016 from 19,890 as of September 30, 2015 primarily as the result of the sale of Willow Valley. However, after adjusting to remove the active water service connections of Willow Valley, active connections increased 2.4% to 18,824 as of September 30, 2016 from 18,375 as of September 30, 2015.

Water consumption decreased 10.5% to 1.7 billion gallons for the nine months ended September 30, 2016 from 1.9 billion gallons for the nine months ended September 30, 2015. However, adjusting for the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which operations, together, accounted for 454 million gallons of consumption for the nine months ended September 30, 2015 and 17 million gallons for the nine months ended September 30, 2016, water consumption increased 16.0% to 1.7 billion gallons for the nine months ended September 30, 2016 compared to 1.5 billion gallons for the nine months ended September 30, 2015. The increase in consumption can be attributed to the increase in active connections (in each case adjusting for the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley), the increase in irrigation consumption, and the decrease in precipitation for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Water services revenues, excluding miscellaneous charges associated with the basic service charge decreased $1.7 million, or 22.6%, to $5.7 million for the nine months ended September 30, 2016 compared to $7.3 million for the nine months ended September 30, 2015. The decrease in basic water service revenue is primarily driven by the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which operations, together, contributed $2.1 million for the nine months ended September 30, 2015 and $235,000 for the nine months ended September 30, 2016. The decrease was partially offset by an increase in basic revenues for the remaining operating utilities, which increased $165,000, or 3.1%, to $5.4 million for the nine months ended September 30, 2016 compared to $5.3 million for the nine months ended September 30, 2015, reflecting growth in total active connections as well as an increase in rates due to Rate Decision No. 74364.

Wastewater and Recycled Water Services – Wastewater and recycled water services revenues increased $579,000, or 5.1%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase reflects the increase in rates related to Rate Decision No. 74364 in February 2014 as well as the increase of active connections, which increased 2.5% to 18,185 as of September 30, 2016 from 17,748 as of September 30, 2015.

Recycled water revenue, which is based on the number of gallons delivered, increased $157,000, or 40.1%, to $550,000 for the nine months ended September 30, 2016 compared to $392,000 for the nine months ended September 30, 2015. The recycled water revenue increase is a function of an increase in rates and volume delivered. The volume of recycled water delivered increased 9 million gallons, or 1.8%, to 500 million gallons for the nine months ended September 30, 2016 from 491 million gallons for the nine months ended September 30, 2015. Recycled water rates increased 30% per Rate Decision No. 74364 compared to 2015.

Unregulated Revenues – Unregulated revenues, which are primarily rental fees derived from leases of space on a utility-owned communications tower and the imputed revenue resulting from our public-private partnership with the City of Maricopa, decreased $406,000, or 87.1%, to $60,000 for the nine months ended September 30, 2016 compared to $466,000 for the nine months ended September 30, 2015. The decrease in revenue was driven by the expiration of the temporary arrangement within the public-private partnership memorandum of understanding with the City of Maricopa, wherein we agreed to offset the cash payment of our license fee through December 31, 2015 for certain utility related services we provide to the City of Maricopa. These commitments were previously finalized, and the associated license fees were being accounted for as unregulated revenue until the expiration of the temporary arrangement on December 31, 2015.

Operating Expenses – The following table summarizes our operating expenses for the nine months ended September 30, 2016 and 2015 (in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Operations and maintenance	$4,769	$5,607
Operations and maintenance - related party	1,403	1,712
General and administrative	7,110	5,891
Depreciation	4,751	6,526
Total operating expenses	$18,033	$19,736

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, property tax and services contracted from FATHOMTM, decreased $1.1 million, or 15.7%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Total personnel costs decreased $293,000, or 18.3%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to a decrease in personnel related to the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which operations, together, represented $491,000 for the nine months ended September 30, 2015 and $60,000 for the nine months ended September 30, 2016. This decrease in personnel expenses was partially offset by an increase of $139,000, or 12.6%, in personnel expenses of the remaining operating utilities, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Personnel expense for the remaining operating utilities increased due to organizational changes combined with an increase in medical expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Utilities and power expenses decreased $173,000, or 13.2%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Utilities and power expense decreased as a result of the condemnation of the operations and assets of Valencia Water Company and sale of Willow Valley, which operations, together, represented $216,000 for the nine months ended September 30, 2015 and $11,000 for the nine months ended September 30, 2016. The decrease in utilities expense was partially offset by an increase in the utility expense of the remaining operating utilities, which increased $33,000, or 3.0%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Chemicals, consumables and supplies expenses increased $18,000, or 4.3% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Chemicals, consumables and supplies expenses decreased as a result of the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which operations, together, represented $70,000 for the nine months ended September 30, 2015 and $11,000 for the nine months ended September 30, 2016. This decrease was offset by an increase in the chemicals, consumables and supplies expense for the remaining operating utilities, which increased $76,000, or 21.9%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to the additional chemicals used to enhance performance of the wastewater facility.

Property taxes decreased $247,000, or 14.7%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Property taxes primarily decreased due to the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which operations, together, represented $206,000 for the nine months ended September 30, 2015 and zero for the nine months ended September 30, 2016. Property tax expense for the remaining operating utilities also decreased $42,000, or 2.9%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues. As revenues increase, we expect that property taxes will continue to increase.

Operations and Maintenance – Related Party – Operations and maintenance related party expenses are for service fees paid to FATHOM™ with respect to billing, customer service and other support provided to our regulated utilities. Service fees paid to FATHOM™ decreased $309,000, or 18.0%, to $1.4 million for the nine months ended September 30, 2016 compared to $1.7 million for the nine months ended September 30, 2015. FATHOM™ service fees primarily decreased as a result of the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which operations, together, represented $439,000 in expenses for the nine months ended September 30, 2015 and $60,000 for the nine months ended September 30, 2016. This decrease was partially offset by an increase in service fees for the remaining operating utilities, which increased $70,000 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. FATHOM™ service fees for the remaining operating utilities increased in relation to an increase in their active water connections combined with a CPI increase in the monthly charge pursuant to the services contract.

General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent and regulatory fees. These costs increased $1.2 million, or 20.7%, to $7.1 million for the nine months ended September 30, 2016 compared to $5.9 million for the nine months ended September 30, 2015.

Personnel related costs decreased $546,000, or 21.1%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2016.  The decrease is driven by a non-recurring bonus of $591,000 paid in relation to the one-time dividend declared for stock appreciation rights held by management at the time of declaration in August 2015.

Deferred compensation costs increased $771,000, or 179.3% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Deferred compensation increased in relation to the change in stock price. An increase in stock price leads to an increase in the liability and associated expense recorded for units outstanding. The stock price increased from a USD adjusted stock price of $5.46 as of December 31, 2015 to $8.01 as of September 30, 2016, a 46.7% increase. Deferred compensation expense also increased with the continued vesting of outstanding phantom stock units and stock appreciation rights at a higher price.

General liability insurance increased $50,000, or 22.5% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This increase is primarily due to director and officer insurance expense, which increased in relation to the completed IPO in May 2016 and listing as a U.S. public company.

City of Maricopa Memo of Understanding fees increased $236,000 or 57.0%, to $650,000 for the nine months ended September 30, 2016 compared to $414,000 for the nine months ended September 30, 2015. Previously, we agreed to offset the cash payments associated with the license fees through December 31, 2015 with miscellaneous utility related services provided by us to the City of Maricopa. Beginning in January 2016, we began paying the City of Maricopa for the license fees calculated at 3% of revenues of Palo Verde Utility Company and Santa Cruz Water Company.

Investor relations expenses increased from zero to $70,000 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2016. Public company expenses were historically recorded at GWRC.

Board compensation costs increased $621,000, or 222.6% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in board compensation is primarily related to a $383,000 stock option expense associated with the 2016 option grant for the nine months ended September 30, 2016 compared to zero for the nine months ended September 30, 2015. Additionally, board compensation expense was further increased with the change in stock price, which increased from a USD adjusted stock price of $5.46 as of December 31, 2015 to a stock price of $8.01 as of September 30, 2016.

Miscellaneous expenses increased $44,000 or 29.7% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This increase is primarily related to an increase of $48,000 of public company costs for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Public company costs were historically recorded at GWRC.

Depreciation – Depreciation expense decreased by $1.8 million, or 27.2%, to $4.8 million for the nine months ended September 30, 2016. This decrease is primarily related to the condemnation of the operations and assets of Valencia Water Company and the sale of Willow Valley, which operations recorded depreciation of approximately $63,000 for the nine months ended September 30, 2016 and $1.4 million for the nine months ended September 30, 2015. The additional decrease is due to the decreased depreciable base of the Company's fixed assets as a result of certain assets becoming fulling depreciated.

Other Income (Expense) – Other net expense totaled $8.8 million for the nine months ended September 30, 2016 compared to a net income of $37.2 million for the nine months ended September 30, 2015. The change in other expense is primarily driven by a $41.8 million decrease in other income, combined with an increase of $4.1 million in interest expense. Interest expense increased 63.1% to $10.6 million for the nine months ended September 30, 2016 compared to $6.5 million for the nine months ended September 30, 2015.

Interest expense increased due to the refinancing of debt that was completed in June of 2016. As part of the refinancing, we paid $3.2 million in prepayment penalties and wrote off the remaining $2.2 million in capitalized loan fees related to the retired bonds. However, factoring in the impact of the prepayment penalty and the write-off of capitalized loan fees, interest expense decreased $1.3 million in relation to the lower interest rates associated with the recent debt refinancing and the retirement of the MidFirst loan in July 2015.

Other income decreased to $1.9 million for the nine months ended September 30, 2016 compared to income of $43.6 million for the nine months ended September 30, 2015. The decrease in other income was primarily attributed to the gain on the condemnation of the operations and assets of Valencia Water Company of $43.1 million during the nine months ended September 30, 2015. This decrease was partially offset by a $954,000 gain on the settlement of the Sonoran purchase liability, which occurred during the nine months ended September 30, 2016. The Sonoran liability was originally due in June 2018, however, by accelerating the payoff of the liability, we were able to reduce the original liability of $3.8 million to $2.8 million. Additionally, other income includes approximately $858,000 related to the Valencia Water Company earn out for the nine months ended September 30, 2016, compared to $399,000 for the nine months ended September 30, 2015, wherein we receive $3,000 for each new meter installed in the Valencia Water Company service area. These gains were partially offset by a $54,000 loss on sale of Willow Valley Water Company in May of 2016, compared to $176,000 in the nine months ended September 30, 2015, and a gain of $296,000 related to proceeds received in relation to the sale of Loop 303 Contracts for the nine months ended September 30, 2015.

Other Income (Expense) – related party decreased $99,000, to a loss of $70,000 for the nine months ended September 30, 2016 compared to an income of $29,000 for the nine months ended September 30, 2015. Other related party income (expense) includes royalty income based upon a percentage of certain FATHOM™ recurring revenue combined with the equity method gains and losses associated with our equity method investment in FATHOM™. The change in the other related party income (expense) is primarily associated with an increase in the equity method losses recorded. For the nine months ended September 30, 2016, equity method investment losses increased $122,000, or 57.5%, to $333,000 for the nine months ended September 30, 2016 compared to losses of $212,000 for the nine months ended September 30, 2015.

Income Tax Benefit (Expense) – Income tax benefit increased $22.4 million to $1.5 million for the nine months ended September 30, 2016 compared to income tax expense of $20.9 million for the nine months ended September 30, 2015. The tax benefit for the nine months ended September 30, 2016 is related to current period losses, which were driven by an increase in interest expense and a decrease in operating income. Income tax expense for the nine months ended September 30, 2015 was driven by the $20.2 million tax expense related to the condemnation of the operations and assets of Valencia Water Company.

Net Loss (Income) – Our net loss totaled $2.8 million for the nine months ended September 30, 2016 compared to a net income of $21.4 million for the nine months ended September 30, 2015. The $24.2 million decrease for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is primarily attributed to the $43.1 million gain, net of the related $20.2 million tax expense, associated with the condemnation of the operations and assets of Valencia Water Company that occurred during the nine months ended September 30, 2015. Additionally, interest expense increased $4.1 million and deferred compensation and board compensation expenses increased $1.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Interest expense increased in relation to the June 2016 debt refinancing. Deferred compensation and board compensation expenses increased with the rise in stock price combined with the May 2016 stock options granted to the members of the board of directors. Income tax expense declined $2.2 million, which partially offset the increase in interest expense and deferred compensation and board compensation expenses.

EBITDA and Adjusted EBITDA – EBITDA totaled $11.1 million for the nine months ended September 30, 2016 compared to $55.3 million for the nine months ended September 30, 2015. Adjusted EBITDA totaled $10.9 million for the nine months ended September 30, 2016 compared to $12.3 million for the nine months ended September 30, 2015.

A reconciliation of Net (Loss) Income to EBITDA and Adjusted EBITDA for the nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Net (Loss) Income	$(2,762)	$21,393
Income tax (benefit) expense	(1,473)	20,897
Interest income	(12)	(8)
Interest expense	10,595	6,496
Depreciation	4,751	6,526
EBITDA(1)	$11,099	$55,304
Gain on condemnation of Valencia	—	(43,074)
Loss on sale of Willow Valley	54	—
Board option expense	383	—
Gain on sale of Sonoran acquisition liability	(954)	—
Writedown of Willow Valley assets held for sale	—	176
Gain on sale of Loop 303 Contracts	—	(296)
Equity investment loss	333	212
EBITDA Adjustments	(184)	(42,982)
Adjusted EBITDA(2)	$10,915	$12,322

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

(2)

Adjusted EBITDA is defined as EBITDA excluding the gain or loss related to (i) non-recurring events, (ii) option expense related to awards to the board of directors and (iii) equity method investment. Adjusted EBITDA is not a recognized measure under U.S. GAAP and does not have a standardized meaning prescribed by U.S. GAAP. Therefore, Adjusted EBITDA may not be comparable to similar measures presented by other companies. The table above reconciles EBITDA to Adjusted EBITDA. See “Cautionary Statement Regarding Non-GAAP Measures” for further information regarding EBITDA.

Outstanding Share Data

As of November 14, 2016, there were 19,581,266 shares of common stock of GWRI outstanding and options to acquire an additional 372,422 shares of common stock of GWRI outstanding.

Liquidity and Capital Resources

Our capital resources are provided by internally generated cash flows from operations as well as debt and equity financing. Additionally, our regulated utility subsidiaries receive advances and contributions from customers, home builders and real estate developers to partially fund construction necessary to extend service to new areas. We use our capital resources to:

•	fund operating costs;
•	fund capital requirements, including construction expenditures;
•	pay dividends;
•	make debt and interest payments; and
•	invest in new and existing ventures.

Our utility subsidiaries operate in rate-regulated environments in which the amount of new investment recovery may be limited; such recovery will take place over an extended period of time because recovery through rate increases is subject to regulatory lag.

As of September 30, 2016, we have one notable near-term cash expenditure obligation related to an estimated $1.7 million tax liability associated with the GWRC merger. We have no notable near-term debt obligations. While specific facts and circumstances could change, we believe that we have sufficient cash on hand and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan as well as remain in compliance with our debt covenants for at least the next twelve months.

In March 2014, we initiated a dividend program to declare and pay a monthly dividend. With the completion of the merger of GWRC into the Company, we intend to pay a regular monthly dividend on our common stock. On June 28, 2016 we announced a monthly dividend increase from $0.02 per share ($0.24 per share annually) to $0.022 per share ($0.264 per share annually). Although we expect monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of our board of directors and is subject to legal requirements.

The senior secured notes contain a provision limiting the payment of dividends if we fall below a debt service ratio of consolidated EBITDA to consolidated debt service of 1.25, or 1.20 for the quarters ending June 30, 2021 through the quarter ending March 31, 2024. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments and dividend or stock repurchases. As of September 30, 2016, we were in compliance with the dividend covenant, and we believe that we will remain in compliance for at least the next twelve months.

Cash from Operating Activities – Cash flows provided by operating activities are used for operating needs and to meet capital expenditure requirements. Our future cash flows from operating activities will be affected by economic utility regulation, infrastructure investment, growth in service connections, customer usage of water, compliance with environmental health and safety standards, production costs, and weather and seasonality.

For the nine months ended September 30, 2016, our net cash provided by operating activities totaled $2.2 million compared to net cash provided by operating activities of $5.2 million for the nine months ended September 30, 2015. The $3.1 million change in cash from operating activities is primarily driven by an increase in losses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. These losses were primarily driven by the $3.2 million prepayment penalty on the retirement of our tax exempt bonds.

Further, operating cash flows are affected by the timing of the recording and settlement of accounts payable and other accrued liabilities.

Cash (Used In) Provided By Investing Activities – Our net cash used in investing activities totaled $2.1 million for the nine months ended September 30, 2016 compared to cash provided by investing activities of $52.7 million for the nine months ended September 30, 2015. The $54.9 million change in cash used in investing activities was primarily driven by $55.2 million of proceeds received during the nine months ended September 30, 2015 for the condemnation of the operations and assets of Valencia Water Company. Additionally, capital expenditures increased $2.3 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  These changes were partially offset by $2.3 million in cash proceeds received for the sale of Willow Valley during the nine months ended September 30, 2016.

We continue to invest capital prudently in our existing, core service areas where we are able to deploy our Total Water Management model as service connections grow. This includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. We expect capital expenditures to increase in 2016 and 2017 as compared to recent years as a result of our decision to accelerate certain capital expenditures within our capital improvement plan related to the recently obtained Private Letter Ruling (see “—Recent Events—Private Letter Ruling”). Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Provided By (Used In) Financing Activities – Our net cash provided by financing activities totaled $14.7 million for the nine months ended September 30, 2016, a $62.5 million change as compared to the $47.8 million in cash used in financing activities for the nine months ended September 30, 2015. This change was primarily driven by the refinancing of tax exempt bonds, wherein we repaid $106.7 million in tax exempt bonds with $115.0 million in proceeds from our two series of senior secured notes, combined with the release of $8.8 million in bond reserves associated with the refinancing. Additionally, we generated $5.5 million in net proceeds from our completed U.S. IPO in May 2016. Proceeds received for the nine months ended September 30, 2016 were partially offset by the $2.8 million payment to settle our Sonoran acquisition liability, combined with $3.7 million in dividends paid. Cash used in financing activities for the nine months ended September 30, 2015 was primarily driven by $26.5 million in dividends paid and $21.7 in loan repayments for the nine months ended September 30, 2015 associated with the retirement of the MidFirst loan.

Senior Secured Notes – On June 24, 2016, we closed the note purchase agreement entered into on May 20, 2016 and issued two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter. The proceeds of the Senior Secured Notes were primarily used to refinance the existing long-term tax exempt bonds, which was allowed pursuant to an early redemption option at 103%, plus accrued interest, as a result of the U.S. IPO.

Insurance Coverage

We carry various property, casualty and financial insurance policies with limits, deductibles and exclusions consistent with industry standards. However, insurance coverage may not be adequate or available to cover unanticipated losses or claims. We are self-insured to the extent that losses are within the policy deductible or exceed the amount of insurance maintained. Such losses could have a material adverse effect on our short-term and long-term financial condition and the results of operations and cash flows.

Critical Accounting Policies, Judgments and Estimates

The application of critical accounting policies is particularly important to our financial condition and results of operations and provides a framework for management to make significant estimates, assumptions and other judgments. Additionally, our financial condition, results of operations and cash flow are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. Although our management believes that these estimates, assumptions and other judgments are appropriate, they relate to matters that are inherently uncertain and that may change in subsequent periods. Accordingly, changes in the estimates, assumptions and other judgments applied to these accounting policies could have a significant impact on our financial condition and results of operations as reflected in our financial statements.

There have been no significant changes to our critical accounting policies from those disclosed under “Managements’ Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our final prospectus filed with the SEC on April 28, 2016 pursuant to Rule 424(b).

Off Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements.

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If we are unable to execute our growth strategy effectively, we will need to rely more heavily on regulatory rate increases to increase our revenue. However, recent Rate Decision No. 74364 stipulates that Santa Cruz and Palo Verde, which service approximately 98.8% of our active service corrections, may not file for another rate increase before May 31, 2017. See “Recent Rate Case Activity” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this Form 10-Q for additional information.

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

At September 30, 2016, we had 37,009 active service connections, of which approximately 98.8% are serviced by our Santa Cruz water utility and our Palo Verde wastewater utility. Both our Santa Cruz and Palo Verde utilities are located in the same service area. If, for any reason, including those described below under “—Any disruption or problem at our facilities could increase our expenses,” either of these utilities are unable to service this service area, our ability to conduct our business would be adversely affected.

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

The ability to increase rates over time is dependent upon approval of rate increases by utility regulators, which may be inclined, for political or other reasons, to limit rate increases. However, our costs are subject to market conditions and other factors, and may increase significantly. The second largest component of our operating costs after water production is made up of salaries and wages. These costs are affected by the local supply and demand for qualified labor. Other large components of our costs are general insurance, workers’ compensation insurance, employee benefits and health insurance costs. These costs may increase disproportionately to rate increases authorized by utility regulators and may have a material adverse effect on our financial condition and results of operations.

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

The operation of our utilities is subject to the normal risks of occupancy as well as the additional risks of receiving, processing, treating and disposing of water and waste materials. As a safeguard, we currently maintain general liability and workers’ compensation insurance coverage, subject to deductibles at levels we believe are sufficient to cover future claims made during the respective policy periods. However, we may be exposed to multiple claims, including workers’ compensation claims, that do not exceed our deductibles, and, as a result, we could incur significant out-of-pocket costs that could materially adversely affect our business, financial condition and results of operations. In addition, the cost of insurance policies may increase significantly upon renewal of those policies as a result of general rate increases for the type of insurance we carry as well as our historical experience and experience in our industry. Our future claims may exceed the coverage level of our insurance, and insurance may not continue to be available on economically reasonable terms, or at all. If we are required to pay significantly higher premiums for insurance, are not able to maintain insurance coverage at affordable rates or if we must pay amounts in excess of claims covered by our insurance, we could experience higher costs that could materially adversely affect our business, financial condition and results of operations.

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

Since our formation in 2003, we have grown rapidly, with our total revenues increasing from $4.9 million in 2004 to $32.0 million in 2015, and total service connections increasing from 8,113 as of December 31, 2004 to 37,736 as of September 30, 2016. We have also expanded geographically, from 18 square miles of service areas in 2004 to 332 square miles as of September 30, 2016. Our growth has been driven principally by acquisitions and by organic growth resulting from increased development and service connections within our existing service areas.

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

As of September 30, 2016, we had total indebtedness of $115.4 million. In addition, we may incur substantial additional indebtedness in the future. Our indebtedness could have important consequences, including:

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

a) Sales of Unregistered Securities

No unregistered securities were sold during the three months ended September 30, 2016.

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

Global Water Resources, Inc.

Date: November 14, 2016	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial Officer)