Form 10-K
period 2016-12-31
Global Water Resources, Inc.
filed 2017-03-10
CIK 1434728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-37756

Global Water Resources, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	90-0632193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21410 N. 19th Avenue #220, Phoenix, AZ	85027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (480) 360-7775

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016) was $172.3 million based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market. As of March 10, 2017, the registrant had 19,581,266 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this From 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

EXPLANATORY NOTE

On April 28, 2016, Global Water Resources, Inc. effected a 100.68 to 1.00 stock split. Certain prior period information has been adjusted to conform to the current year presentation to reflect the stock split. All share and per share amounts presented within the financial statements and management’s discussion and analysis of financial condition and results of operations have been retrospectively adjusted to reflect the impact of the stock split.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Form 10-K”) of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, or “us”) and documents incorporated herein by reference are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward‑looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, and opportunities, including potential acquisitions; future financial performance; population and growth projections; technologies; revenues; metrics; operating expenses; market trends, including those in the markets in which we operate; liquidity; cash flows and uses of cash; dividends; amount and timing of capital expenditures; depreciation and amortization; tax payments; hedging arrangements; our ability to repay indebtedness and invest in initiatives; impact and resolutions of legal matters; and the impact of accounting changes and other pronouncements. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not, or the times at or by which, such performance or results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors discussed under “Risk Factors” in Item 1A of this Form 10-K and future reports that we file from time to time with the Securities and Exchange Commission (“SEC”). Although the forward-looking statements are based upon what management believes to be reasonable assumptions, investors cannot be assured that actual results will be consistent with these forward-looking statements, and the differences may be material. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward‑looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.	BUSINESS

Overview

We are a water resource management company that owns, operates, and manages water, wastewater, and recycled water utilities in strategically located communities, principally in metropolitan Phoenix, Arizona. We seek to deploy our integrated approach, which we refer to as "Total Water Management," a term we use to mean managing the entire water cycle by owning and operating the water, wastewater, and recycled water utilities within the same geographic areas in order to both conserve water and maximize its total economic and social value. We use Total Water Management to promote sustainable communities in areas where we expect growth to outpace the existing potable water supply. Our model focuses on the broad issues of water supply and scarcity and applies principles of water conservation through water reclamation and reuse. Our basic premise is that the world's water supply is limited and yet can be stretched significantly through effective planning, the use of recycled water, and by providing individuals and communities resources that promote wise water usage practices.

We currently own eight water and wastewater utilities in strategically targeted communities in metropolitan Phoenix. We currently serve more than 50,000 people in approximately 19,000 homes within our 328 square miles of certificated service areas, which are serviced by four wholly-owned regulated operating subsidiaries as of December 31, 2016. Approximately 98.9% of our active service connections are customers of our Santa Cruz Water Company, LLC (“Santa Cruz”) and Palo Verde Utilities Company, LLC (“Palo Verde”) utilities, which are located within a single service area. We have grown significantly since our formation in 2003, with total revenues increasing from $4.9 million in 2004 to $29.8 million in 2016, and total service connections increasing from 8,113 as of December 31, 2004 to 38,026 as of December 31, 2016, with regionally planned areas large enough to serve approximately two million service connections.

Our Corporate History

Global Water Resources, LLC (“GWR”) was organized in 2003 to acquire, own, and manage a portfolio of water and wastewater utilities in the southwestern region of the United States (“U.S.”). Global Water Management, LLC (“GWM”) was formed as an affiliated company to provide business development, management, construction project management, operations, and administrative services to GWR and all of its regulated subsidiaries.

In early 2010, the members of GWR made the decision to raise money through the capital markets, and GWR and GWM were reorganized to form Global Water Resources, Inc., a Delaware corporation. The members established a new entity, GWR Global Water Resources Corp. (“GWRC”), which was incorporated under the Business Corporations Act (British Columbia) on March 23, 2010 to acquire shares of our common stock and to actively participate in our management, business, and operations through its representation on our board of directors and its shared management. On December 30, 2010, GWRC completed its initial public offering in Canada and its common shares were listed on the Toronto Stock Exchange.

On May 3, 2016, GWRC merged with and into the Company (the “Reorganization Transaction”). At the effective time of the merger, holders of GWRC’s common shares received one share of the Company’s common stock for each outstanding common share of GWRC. As a result of the merger, GWRC ceased to exist as a British Columbia corporation and the Company, governed by the corporate laws of the State of Delaware, was the surviving entity. The Reorganization Transaction was conditional upon the concurrent completion of an initial public offering of shares of common stock of the Company in the U.S. (the “U.S. IPO”), which was completed on May 3, 2016.

“Emerging Growth Company” Reporting Requirements

The Company qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"). For as long as the Company is deemed to be an emerging growth company, the Company may take advantage of certain exemptions from various regulatory reporting requirements that are applicable to other public companies. Among other things, the Company is not required to (i) provide an auditor's attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”); (ii) comply with any new rules that may be adopted by the Public Company Accounting Oversight Board ("PCAOB") requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise; (iv) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act; (v) provide certain disclosure regarding executive compensation required of larger public companies; or (vi) hold a nonbinding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

As an emerging growth company, the Company has elected to take advantage of the extended transition period for complying with new or revised accounting standards until such standards are also applicable to private companies. As a result of this election, our financial statements may not be comparable with any other public company that is not an emerging growth company (or an emerging growth company that has opted out of using the extended transition provision).

The Company will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date on which the Company is deemed to be a "large accelerated filer," as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any successor statute, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; (iii) the date on which the Company issues more than $1 billion in non-convertible debt during the preceding three-year period; or (iv) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”).

U.S. Water Industry Overview

U.S. Water Industry Areas of Business

The U.S. water industry has two main areas of business:

•

Utility Services to Customers. This business includes municipal water and wastewater utilities, which are owned and operated by local governments or governmental subdivisions, and investor-owned water and wastewater utilities. Investor-owned water and wastewater utilities are generally economically regulated, including with respect to rate regulation, by public utility commissions in the states in which they operate. The utility segment is characterized by high barriers to entry, including high capital spending requirements.

•

General Water Products and Services. This business includes manufacturing, engineering and consulting companies, and numerous other fee-for-service businesses. The activities of these businesses include the building, financing, and operating of water and wastewater utilities, utility repair services, contract operations, laboratory services, manufacturing and distribution of infrastructure and technology components, and other specialized services. At present, and upon the prior sale of the FATHOMTM business and the Loop 303 Contracts (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events” in Part II, Item 7 of this Form 10-K), the Company no longer performs any of these unregulated services.

Key Characteristics of the U.S. Water Industry

In the U.S., the water industry is characterized by:

•

Significant Constraints on the Availability of Fresh Water. In Arizona, the Arizona Department of Water Resources estimates that annual water usage is 6.96 million acre-feet per year. Arizona has the right to use 2.8 million acre-feet from the Colorado River and approximately half of that can be delivered through the Central Arizona Project, a 336 mile diversion canal from the Colorado River to central Arizona. The Colorado River is presently over-allocated, which means that more surface water right allocations have been issued than the actual average annual flow, with allocations being determined based on data from a period during which flows were significantly higher than in recent years. The Central Arizona Project is the only means of transporting Colorado River water into central Arizona. Approximately 43% of the water used in Arizona comes from groundwater. Water in the western U.S. is being pumped from groundwater sources faster than it is replenished naturally, a condition known as overdraft. In areas of water scarcity, such as the arid western U.S., water recycling represents a relatively simple, inexpensive, and energy-efficient means of augmenting water supply as compared to transporting surface water, groundwater, or desalinated water from other locations. Approximately 70% of the water provided by municipalities is currently used for non-potable applications where recycled water could potentially be utilized.

•

Lack of Technology Utilization to Increase Operating Efficiencies and Decrease Operating Costs. The U.S. water industry has traditionally not taken advantage of advances in technology available to enhance revenue, increase operating efficiencies, and decrease operating costs (including labor and energy costs). Areas of opportunity include automated meter reading, systems management, and administrative functions, such as customer billing and remittance systems. Key drivers for the lack of investment in technology in water and wastewater utilities have been the historical lack of incentives offered or standards imposed by regulators to achieve efficiencies and lower costs and the ownership of the U.S. water utility sector, which largely consists of small, undercapitalized, municipally-owned utilities that lack the financial and technical resources to pursue technology opportunities.

•

Highly Fragmented Ownership. The utility segment of the U.S. water industry is highly fragmented, with approximately 52,000 water utilities and approximately 16,000 community wastewater utilities, according to the U.S. Environmental Protection Agency. The majority of the approximately 52,000 water utilities are small, serving a population of 500 or less, and 82% of the water utilities serve only 8% of the population.

•

Large Public Sector Ownership. Municipally-owned utilities provide water and wastewater services for the vast majority of the U.S. population. For homes connected to a community water system, over 80% are provided service by municipally-owned utilities. For homes connected to a community wastewater system, over 75% are provided service by municipally-owned utilities.

•

Aging Infrastructure in Need of Significant Capital Expenditures. Water infrastructure in the U.S. is aging and requires significant investment and stringent focus on cost control to upgrade or replace aging facilities and to provide service to growing populations. Throughout the U.S., utilities are required to make expenditures on the rehabilitation of existing utilities and on the installation of new infrastructure to accommodate growth and make improvements to water quality and wastewater discharges mandated by stricter water quality standards. Water quality standards, first introduced with the Clean Water Act in 1972 and the Safe Drinking Water Act in 1974, are becoming increasingly stringent and numerous. For water, the American Water Works Association estimates capital investments to restore aging infrastructure and to build additional infrastructure for the growing population may be as much as $1 trillion over the next 25 years. The American Society of Civil Engineers estimates capital investment needs to update and grow the nation’s wastewater and storm water systems may be as much as $298 billion over the next twenty years.

Private Sector Opportunities

Municipal water utilities typically fund their capital expenditure needs through user-based water and wastewater rates, municipal taxes, or the issuance of bonds. However, raising large amounts of funds required for capital investment is often challenging for municipal water utilities, which affects their ability to fund capital spending. Many smaller utilities also do not have the in-house technical and engineering resources to manage significant infrastructure or technology-related investments. In order to meet their capital spending challenges and take advantage of technology-related operating efficiencies, many municipalities are examining a combination of outsourcing and partnerships with the private sector or outright privatizations.

•	Outsourcing involves municipally-owned utilities contracting with private sector service providers to provide services, such as meter reading, billing, maintenance, or asset management services.
•

Public-private partnerships among government, operating companies, and private investors include arrangements, such as design, build, operate contracts; build, own, operate, and transfer contracts; and own, leaseback, and operate contracts.

•	Privatization involves a transfer of responsibility for, and ownership of, the utility from the municipality to private investors.

We believe investor-owned utilities that have greater access to capital are generally more capable of making mandated and other necessary infrastructure upgrades to both water and wastewater utilities, addressing increasingly stringent environmental and human health standards, and navigating a wide variety of regulatory processes. In addition, investor-owned utilities that achieve larger scales are able to spread overhead expenses over a larger customer base, thereby reducing the costs to serve each customer. Since many administrative and support activities can be efficiently centralized to gain economies of scale and sharing of best practices, companies that participate in industry consolidation have the potential to improve operating efficiencies, lower costs, and improve service at the same time.

Our Strategy

We are a water resource management company that provides water, wastewater, and recycled water utility services. We believe we are a leader in Total Water Management practices, such as water scarcity management and advanced water recycling applications. Our long-term goal is to become one of the largest investor-owned operators of integrated water and wastewater utilities in areas of the arid western U.S. where water scarcity management is necessary for long-term economic sustainability and growth.

Our growth strategy involves the elements listed below:

•	acquiring or forming utilities in the path of prospective population growth;
•	expanding our service areas geographically and organically growing our customer base within those areas; and
•	deploying our Total Water Management approach into these utilities and service areas.

We believe this plan can be executed in our current service areas and in other geographic areas where water scarcity management is necessary to support long-term growth and in which regulatory authorities recognize the need for water conservation through water recycling.

Total Water Management is a demand-side-management framework (in that it is a solution intended to drive down demand for renewable supplies versus develop new renewable water supplies) that alleviates the pressures of water scarcity in communities where growth is reasonably expected to outpace potable water supply. Built on an all-encompassing view of the water cycle, Total Water Management promotes sustainable community development through reduced potable water consumption while monetizing the value of water through each stage of delivery, collection, and reuse.

Our business model applies Total Water Management in high growth communities. Components of our Total Water Management approach include:

•

Regional planning to reduce overall design and implementation costs, leveraging the benefits of replicable designs, gaining the benefits of economies of scale, and enhancing the Company’s position as a primary water and wastewater service provider in the region.

o

For example, the Company has secured three separate area-wide Clean Water Act Section 208 Regional Water Quality Management Plans in its major planning areas, covering more than 500 square miles of land. To obtain these plans, a provider must develop, amongst other things, a regional wastewater solution, including plans for engineering, infrastructure location and size, and goals for the management of treated reclaimed water, which the Company successfully demonstrated in obtaining its plans.

•	Stretching a limited resource by maximizing the use of recycled water, using renewable surface water where available and recharging aquifers with any available excess water.
o

For example, the Company’s water recycling model has been fully implemented in the City of Maricopa. The Company is the water, wastewater, and recycled water provider for the City of Maricopa, which currently has a population of approximately 48,000. A community of this size produces approximately an annual average of 2.6 million gallons of wastewater per day. Because the Company requires developers to take back and utilize recycled water within their communities and invest in “purple pipe” recycled water infrastructure during the initial development of subdivisions, the Company is now able to distribute almost all of the 2.6 million gallons back to the community for beneficial purposes. Approximately 60% of the recycled water goes towards common area non-potable irrigation, and the remaining 40% is either discharged for agricultural purposes at a local farming facility or into an existing dry river bed, which allows for the recycled water to naturally recharge into the aquifer. This reduces the total amount of limited ground or surface water that would otherwise be required within the community by over 25%. To date, the Company has reused 6.0 billion gallons of recycled water in the City of Maricopa.

•

Integrating and standardizing water, wastewater, and recycled water infrastructure delivery systems using a separate distribution system of purple pipes to conserve water resources, reduce energy, treatment, and consumable costs (e.g., chemicals, filter media, other general materials, and supplies), provide operational efficiencies, and align the otherwise disparate objectives of water sales and conservation.

o

In addition to the previous example, which related to the requirements for recycled water usage, the separate distribution system of purple pipes, and water conservation achievements, the Company believes that its model results in additional benefits from an economic perspective due to lower use of power and consumables. For every gallon of recycled water that is directly reused while already on land surface, the need to pump additional scarce groundwater and surface water is eliminated. Such additional groundwater and surface water would otherwise need to be treated and distributed in accordance with the Safe Drinking Water Act, which is costly and requires a lot of energy.

•

Gaining market and regulatory acceptance of broad utilization of recycled water through agreements with developers, strategic relationships with governments, academic research, and publication as industry experts, coupled with public education and community outreach campaigns.

o

For example, the Company has public-private partnerships formally adopted through memorandums of understanding with the City of Maricopa, the City of Casa Grande, and the City of Eloy. Each memorandum of understanding reflects the Company’s intent to deploy Total Water Management. The Company also has 154 infrastructure coordination and financing agreements with landowners or developer entities that include requirements for usage of recycled water and other attributes that support the Company’s Total Water Management model. As discussed above, the Company’s integrated provider model, which is focused on the maximum use of recycled water, underpins its Clean Water Act Section 208 Regional Water Quality Management Plans and Designations of Assured Water Supply. In addition, the Company has won numerous awards for education, outreach, and conservation in the water industry. Further, the Company’s experts have published academic papers regarding Total Water Management, as well as provided insight to industry publications.

•

Incorporating automated processes, such as supervisory control and data acquisition, automated meter reading, and back-office technologies and “green” billing, which reduce operating costs and manpower requirements, improve system availability and reliability, and improve customer interface.

o

Supervisory Control and Data Acquisition. The Company employs supervisory control and data acquisition in all of its utility systems, which provides continuous monitoring, instantaneous alarming, and historical trending on all key operating assets, including instrumentation and dynamic components (e.g., pumps, motor controlled valves, treatment systems, etc.). This data is reported back to the appropriate operations personnel through a standard industry software known as Wonderware. The benefits of this system include the significantly enhanced ability to: achieve compliance and safety mandates; reduce service outages; troubleshoot systems; provide for remote operations; and allow for proactive maintenance and lower costs related to efficient real-time operations.

o

Automated Meter Reading. The Company implements automated meter reading by utilizing the FATHOM™ platform’s Automated Reading Infrastructure technology, with over 99% of all meters being read by such technology. This technology reads each meter numerous times per day (often hourly) and continuously transmits the meter readings back to a centralized data base through a communications tower and radio transmission units. The data is then presented to the utility, and sometimes to customers, through a simple user interface. Reading meters at this frequency provides many benefits to both the utility and the customer. With this data, utilities can better model demand usage, identify system water loss, identify leaks on the customer side of the meter, monitor for abnormal usage, and present interval, daily, weekly or monthly usage back to the customers.

o

Back-Office Technologies and “Green” Billing. The Company employs a series of technologies that allow for the complete automation of the billing and remittance process. The Company also provides its customers with over seven ways to pay, with the majority of options being integrated with the Company’s back-office technologies. In combination with automated meter reading, this suite of technology has minimized the use of human labor and reduced the potential for human error for the entire billing and remittance process, while providing better customer service.

We believe our Total Water Management-based business model provides us with a significant competitive advantage in high growth, water scarce regions. Based on our experience and discussions with developers, we believe developers prefer our approach because it provides a bundled solution to infrastructure provision and improves housing density in areas of scarce water resources. Developers are also focusing on increased consumer and regulatory demands for environmentally friendly or “green” housing alternatives. Communities prefer the approach because it provides a partnering platform which promotes economic development, reduces their traditional dependence on bond financing and ensures long term water sustainability.

Our competitive advantage facilitates the execution of our growth strategy. Our proven conservation methods lead to successful permitting for more connections in expanded and new service areas.

Our Regulated Utilities

We own and operate regulated water, wastewater and recycled water utilities in communities principally located in metropolitan Phoenix. Our regulated utilities are regulated by the Arizona Corporation Commission (the “ACC”), as described further under “—Regulation—Arizona Regulatory Agencies” below. As of December 31, 2016, our utilities collectively had 37,387 active service connections offering predictable rate-regulated cash flows. Revenues from our regulated utilities accounted for approximately 99.7% of total revenues in 2016. Our utilities currently possess the high-level regional permits that allow us to implement our business model; thus, we believe we are well-positioned for organic growth in our current service areas that are generally located in Arizona’s strong population growth corridors: Maricopa/Casa Grande, West Valley and Eloy Regions.

A key component of our water utility business is the use of recycled water. Recycled water is highly treated and purified wastewater that is distributed through a separate distribution system of purple pipes for a variety of beneficial, non-potable uses. Recycled water can be delivered for all common area irrigation needs, as well as delivered direct to homes where it can be used for outdoor residential irrigation. Total Water Management model, an integrated approach to the use of potable and non-potable water to manage the entire water cycle, both conserves water and maximizes its total economic value. The application of the Total Water Management model has proven to be effective as a means of water scarcity management that promotes sustainable communities and helps achieve greater dwelling unit density in areas where the availability of sustainable water can be a key constraint on development. Our implementation of the Total Water Management philosophy in Arizona has led to the development of strong relationships with key regulatory bodies.

A summary description of our water utilities at December 31, 2016 is set forth in the following table and described in more detail below:

Company	Date of Acquisition (A) or Formation (F)	Service Provided	Square Miles of Service Area (1)	Active Service Connections	Average Monthly Rate Per Service Connection
MARICOPA / CASA GRANDE REGION
Global Water-Santa Cruz Water Company	2004 (A)	Water	73	18,592	57
Global Water-Palo Verde Utilities Company	2004 (A)	Wastewater and Recycled Water	102	18,374	70

WEST VALLEY REGION
Water Utility of Greater Tonopah	2006 (A)	Water	105	340	108
Water Utility of Northern Scottsdale	2006 (A)	Water	1	81	177
Balterra Sewer Corp	2008 (A)	Wastewater and Recycled Water	2	—	—
Hassayampa Utility Company	2005 (F)	Wastewater and Recycled Water	41	—	—

ELOY REGION
Global Water - Picacho Cove Water Company	2006 (F)	Water	2	—	—
Global Water - Picacho Cove Utilities Company	2006 (F)	Wastewater and Recycled Water	2	—	—

Total			328	37,387

(1) Certified areas may overlap in whole or in part for separate utilities.

Maricopa/Casa Grande Region

The City of Maricopa is located approximately 12 miles south of Phoenix. The relative proximity to a significant urban center, coupled with relatively abundant and inexpensive land, were the key drivers of the real estate boom experienced by this community. In 2005, the City of Maricopa was one of the fastest growing cities in the nation. While growth has slowed nationally since 2007, the City of Maricopa continues to grow, as demonstrated by our addition of 6,349 active service connections (representing approximately 3,000 homes) from December 2009 to December 2016. Development in the area is considered to be affordable and represents one of the few areas within the United States where a new home can be purchased from the mid $100,000s.

We operate in this region through Santa Cruz and Palo Verde.

We acquired Santa Cruz and Palo Verde in 2004. Santa Cruz serves 18,592 active service connections as of December 31, 2016 and revenues from Santa Cruz represented approximately 36.8% and 43.9% of our total revenue for the years ended December 31, 2015 and 2016, respectively. Palo Verde serves 18,374 active service connections as of December 31, 2016 and revenues from Palo Verde represented approximately 47.0% and 53.0% of our total revenue for the years ended December 31, 2015 and 2016, respectively.

The Santa Cruz and Palo Verde service areas include approximately 175 square miles, which we believe provide further opportunities for growth once development returns to these areas and water and wastewater utility services are required. Most of the Santa Cruz and Palo Verde infrastructure is less than fifteen years old. Santa Cruz and Palo Verde provide water and wastewater services, respectively, under an innovative public- private partnership memorandum of understanding with the City of Maricopa in Pinal County for approximately 278 square miles of its planning area. We signed a similar memorandum of understanding with the City of Casa Grande to partner in providing water, wastewater, and recycled water services to an approximate 100 square miles of its western region for anticipated growth.

Rate proceedings were completed in 2010 for both Santa Cruz and Palo Verde. In July 2012, these two utilities filed applications with the ACC for increased rates using 2011 as the test year on which the ACC will use to evaluate the utilities’ rates. The rate proceedings were completed in February 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Rate Case Activity” for additional information.

We acquired CP Water Company (“CP Water”) in 2006. CP Water provided water service within parts of Pinal County. CP Water received a Certificate of Convenience and Necessity (“CC&N”) for approximately two square miles of service area in 1984 and currently has 13 active service connections. We acquired this small utility as part of our consolidation strategy to enable the deployment of new integrated infrastructure as development occurs in the corridor between the cities of Maricopa and Casa Grande. CP Water’s service area, customers and assets have been transferred to Santa Cruz.

West Valley Region

We operate in this region through Water Utility of Greater Tonopah (“Greater Tonopah”), Water Utility of Northern Scottsdale, Inc. (“Northern Scottsdale”), Balterra Sewer Corp (“Balterra”) and Hassayampa Utility Company Inc. (“Hassayampa”), and formerly through Valencia Water Company, Inc. (“Valencia”), Water Utility of Greater Buckeye (“Greater Buckeye”) and Willow Water Valley Co., Inc. (“Willow Valley”).

We acquired Greater Tonopah in 2006. Greater Tonopah serves 340 active service connections as of December 31, 2016. Greater Tonopah has a CC&N for 105 square miles of service area and provides water services to Maricopa County west of the Hassayampa River. The acquisition of Greater Tonopah allowed us to enter into agreements with developers to serve a total of roughly 100,000 home sites plus commercial, schools, parks and industrial developments.

We acquired Northern Scottsdale in 2006. Northern Scottsdale serves 81 active service connections as of December 31, 2016. Northern Scottsdale has a CC&N for one square mile and provides water services to two small subdivisions in Northern Scottsdale.

Rate proceedings were completed in 2010 for Greater Tonopah. Northern Scottsdale completed a rate proceeding in 2008. In July 2012, these five utilities filed applications with the ACC for increased rates using 2011 as the test year on which the ACC evaluates the utilities’ rates. The rate proceedings were completed in February 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Rate Case Activity” for additional information.

We acquired Balterra in 2006. Balterra is a wastewater utility and has a CC&N for two square miles in an area in western Maricopa County known as Tonopah. Balterra currently has no active service connections; however, its service area lies directly in the expected path of future growth in the far west valley of metropolitan Phoenix, which we believe should provide opportunities for growth once development commences in this area.

We formed Hassayampa in 2005. Hassayampa is a wastewater utility and has a CC&N for 41 square miles in an area that is contiguous to Balterra. Hassayampa currently has no active service connections; however, like Balterra, its service area lies directly in the path of future growth in the far west valley of metropolitan Phoenix, which we believe should provide opportunities for growth once development commences in this area.

In October 2012, we and our subsidiary, 303 Utilities Company, and the City of Glendale entered into an agreement for future wastewater and recycled water services, advancing our public-private-partnership originally approved by the city council in March 2010. The agreement named 303 Utilities Company as the future wastewater and recycled water provider for a 7,000-acre territory within a portion of Glendale’s western planning area known as the Loop 303 Corridor. The 303 Utilities Company also signed certain wastewater facilities main extension agreements with numerous developers/landowners in the service area to fund the initial design and construction of a wastewater and recycled water utility. In addition, we signed separate offsite water management agreements with these same developers/landowners to provide the coordination, permitting, and engineering work for the related water utility service element of the project. In September 2013, we entered into an agreement to sell the Loop 303 Contracts to a third-party. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events—Sale of Loop 303 Contracts” for additional information.

We formerly operated additional utilities in the West Valley Region through Valencia Water Company, Greater Buckeye and Willow Valley. Valencia Water Company was consolidated with Greater Buckeye in 2008, and on July 14, 2015, we closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company with the City of Buckeye.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events—Stipulated Condemnation of the Operations and Assets of Valencia Water Company” for additional information.

In addition, on May 9, 2016, we closed the sale of Willow Valley to EPCOR Water Arizona Inc. (“EPCOR”).  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events—Sale of Willow Valley” for additional information.

Eloy Region

The City of Eloy, Arizona is located in Arizona’s “sun corridor” and is approximately equidistant between Phoenix and Tucson. The City of Eloy represents an area of 100 square miles and has a population of approximately 17,000.

We operate in this region through Global Water-Picacho Cove Water Company and Global Water-Picacho Cove Utilities Company (collectively, “Picacho Cove”). We formed Picacho Cove in 2006 to provide water and wastewater services in the City of Eloy and currently have a CC&N for four square miles. The utilities currently have no active service connections and no facilities.

Operations

We treat water to potable standards and also treat, clean and recycle wastewater for a variety of non-potable uses. A description of these operations follows.

Sources of Water Supply

Our water supplies are primarily derived from groundwater; however, we currently augment these supplies with recycled water and intend to augment them with surface water and increased use of recycled water in the future.

•

Potable Water. Our utilities presently employ groundwater systems for potable water production. Water is brought to the surface from underground aquifers (water levels vary from 50 to 650 feet below land surface depending on the area), disinfected and stored in tanks for distribution to customers. In some instances, individual raw water supplies do not meet the legislative requirements for certain constituents. In those cases, we use well-head, centralized, point-of-use or blending treatment systems to ensure water quality meets potable standards.

•

Recycled Water. Recycled water is created by taking wastewater and applying advanced tertiary treatment (i.e., screening, biological reduction, and filtration and disinfection processes) to create a high quality, non-potable water source. Each step is monitored and controlled in order that the stringent requirements for recycled water are continuously met. Recycled water generated by us meets Arizona’s Aquifer Water Quality Standards before it leaves the treatment facility and is recognized as Class A+, the highest quality of recycled water regulated by the Arizona Department of Environmental Quality. Recycled water can be used for irrigation, facilities cooling, and industrial applications and in a residential setting for toilet flushing and lawn watering.

Technology

We use sophisticated technology as a principal means of improving our margins. We focus on technological innovations that allow us to deliver high-quality water and customer service with minimal potential for human error, delays and inefficiencies. Our comprehensive technology platform includes supervisory control and data acquisition, automated meter reading and geographical information system technologies, which we use to map and monitor our physical assets and water resources on an automated, real-time basis with fewer people than the standard water utility model requires. Our systems allow us to detect and resolve potential problems promptly, accurately and efficiently before they become more serious, which both improves customer service and optimizes and extends the efficient performance and life of our assets. Our automated meter reading technology, which allows us to read water meters remotely rather than physically, improves water resources accounting, allows for identification of high water usage and water theft from disconnected meters. We also use automated voice, internet billing, payment processing and customer service applications that contribute to additional reduced headcount and a reduction in associated personnel costs.

Decentralized Treatment Facilities

We design and build standard, decentralized facilities that are scaled to the service areas they serve in order to achieve optimum efficiency in providing both water and wastewater services. The replication of our standard facility also improves design, construction and operating efficiency because we are able to employ similar, proven processes and equipment and technologies at each of our facilities. As a result, our operating efficiency is improved significantly by reducing equipment costs and employee training costs, and our exposure to operational performance risks often associated with larger, custom-built plants is reduced.

Although there has not traditionally been a significant economic incentive or other reward for automation and resource efficiency in our industry, we believe our use of automation in lieu of labor, together with our emphasis on streamlined operations and conservation, will position us well for continued profitable growth and allow us to take advantage of future incentives or rewards that may be available to water utilities that are able to successfully enhance the use of renewable resources.

Regulation

Our water and wastewater utility operations are subject to extensive regulation by U.S. federal, state and local regulatory agencies that enforce environmental, health and safety requirements, which affect all of our regulated subsidiaries. These requirements include the Safe Drinking Water Act, the Clean Water Act and the regulations issued under these laws by the EPA. We are also subject to state environmental laws and regulations, such as Arizona’s Aquifer Protection Program and other environmental laws and regulations enforced by the Arizona Department of Environmental Quality, and extensive regulation by the ACC, which regulates public utilities. The ACC also has broad administrative power and authority to set rates and charges, determine franchise areas and conditions of service and authorize the issuance of securities as well as authority to establish uniform systems of accounts and approve the terms of contracts with both affiliates and customers.

We are also subject to various federal, state and local laws and regulations governing the storage of hazardous materials, the management and disposal of hazardous and solid wastes, discharges to air and water, the cleanup of contaminated sites, dam safety, fire protection services in the areas we serve and other matters relating to the protection of the environment, health and safety.

We maintain a comprehensive environmental program which addresses, among other things, responsible business practices and compliance with environmental laws and regulations, including the use and conservation of natural resources. Water samples across our water system are analyzed on a regular basis in material compliance with regulatory requirements. We conducted more than 7,900 water quality tests in 2016 at subcontracted laboratory facilities in addition to providing continuous online instrumentations for monitoring parameters such as turbidity and disinfectant residuals and allowing for adjustments to chemical treatment based on changes in incoming water quality. For 2016, we achieved a compliance rate of 99.8% for meeting state and federal drinking water standards and 99.1% for compliance with wastewater requirements, for an overall compliance rating of 99.4%. Compliance with governmental regulations is of utmost importance to us, and considerable time and resources are spent ensuring compliance with all applicable federal, state and local laws and regulations.

In addition to regulation by governmental entities, our operations may also be affected by civic or consumer advocacy groups. These organizations provide a voice for customers at local and national levels to communicate their service priorities and concerns. Although these organizations may lack regulatory or enforcement authority, they may be influential in achieving service quality and rate improvements for customers.

Safe Drinking Water Act

The federal Safe Drinking Water Act and regulations promulgated thereunder establish minimum national quality standards for drinking water. The EPA has issued rules governing the levels of numerous naturally occurring and man-made chemical and microbial contaminants and radionuclides allowable in drinking water and continues to propose new rules. These rules also prescribe testing requirements for detecting contaminants, the treatment systems that may be used for removing contaminants and other requirements. Federal and state water quality requirements have become increasingly more stringent, including increased water testing requirements, to reflect public health concerns. In Arizona, the requirements of the Safe Drinking Water Act are incorporated by reference into the Arizona Administrative Code.

In order to remove or inactivate microbial organisms, the EPA has promulgated various rules to improve the disinfection and filtration of drinking water and to reduce consumers’ exposure to disinfectants and by-products of the disinfection process.

Significant attention has recently been focused on contaminants of emerging concern (chemicals and other substances that have no regulatory standard, have been recently “discovered” in natural streams (often because of improved analytical chemistry detection levels), and potentially cause deleterious effects in aquatic life at environmentally relevant concentrations), including endocrine disrupting compounds and pharmaceuticals and personal care products, in drinking water supplies, municipal wastewater effluents and recycled water. Endocrine disrupting compounds are substances that are not produced in the body but act by mimicking or antagonizing natural hormones, and there is research associating exposure with endocrine disrupting compounds to various reproductive problems in both women and men as well as for increases in the frequency of certain types of cancer. Pharmaceuticals and personal care products, such as fragrances, cosmetics, prescription and over-the-counter therapeutic drugs, veterinary drugs, and sunscreen products, enter the environment through excretion, bathing, and disposal of unwanted medications to sewers and trash. We believe contaminants of emerging concern may form the basis for additional regulatory initiatives and requirements in the future.

Although it is difficult to project the ultimate costs of complying with the above or other pending or future requirements, we do not expect current requirements under the Safe Drinking Water Act to have a material impact on our operations or financial condition, although it is possible new methods of treating drinking water may be required if additional regulations become effective in the future. In addition, capital expenditures and operating costs to comply with environmental mandates traditionally have been recognized by state public utility commissions as appropriate for inclusion in establishing rates, although rate recovery may be delayed by “regulatory lag”, that is, the delay between the utility’s test year and the issuance of a rate order approving new rates.

Clean Water Act

The federal Clean Water Act regulates discharges of liquid effluents from drinking water and wastewater treatment facilities into waters of the United States, including lakes, rivers, streams and subsurface or sanitary sewers. In Arizona, with the exception of Clean Water Act Section 208 Regional Water Quality Management Plans, capacity management and operations and maintenance requirements, and source control requirements, wastewater operations are primarily regulated under the Aquifer Protection Permit program and the Arizona Pollutant Discharge Elimination System program (see below).

The EPA certifies Clean Water Act Section 208 Regional Water Quality Management Plans and Amendments which govern the location of water reclamation facilities and wastewater treatment plants. The EPA’s 40 C.F.R. Pt. 503 bio-solids requirements are reported to the EPA through the Arizona Department of Environmental Quality. While we are not presently regulated to meet source control requirements, we maintain source control through various Codes of Practice that have been accepted by the ACC as enforceable limits on consumer discharges to sanitary sewer systems. We believe we maintain the necessary permits and approvals for the discharges from our water and wastewater facilities.

Arizona Regulatory Agencies

In Arizona, the ACC is the regulatory authority with jurisdiction over water and wastewater utilities. The ACC has exclusive authority to approve rates, mandate accounting treatments, authorize long-term financing programs, evaluate significant capital expenditures and plant additions, examine and regulate transactions between a regulated subsidiary and its affiliated entities and approve or disapprove reorganizations, mergers and acquisitions prior to their completion. Additionally, the ACC has statutory authority to oversee service quality and consumer complaints, and approve or disapprove expansion of service areas. The ACC is comprised of five elected members, each serving four year terms. Companies that wish to provide water or wastewater service are granted a CC&N, which allows them to serve customers within a geographic area specified by a legal description of the property. In considering an application for a CC&N, the ACC will determine if the applicant is fit and proper to provide service within a specified area, whether the applicant has sufficient technical, managerial and financial capabilities to provide the service and if that service is necessary and in the public interest. Once a CC&N is granted, the utility falls under the ACC’s jurisdiction and must abide by the rules and laws by which a public service corporation operates.

In February 2014, the ACC issued Rate Decision No. 74364 for our rate cases filed in July 2012 for the following utilities: Santa Cruz, Palo Verde, Valencia Water Company, Greater Buckeye, Greater Tonopah, Northern Scottsdale and Willow Valley. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Rate Case Activity” for additional information.

Arizona water and wastewater utilities must also comply with state environmental regulation regarding drinking water and wastewater, including environmental regulations set by Councils of Government (such as the Central Arizona Association of Governments and the Maricopa Association of Governments), the Arizona Department of Environmental Quality and the Arizona Department of Water Resources. The Central Arizona Association of Governments is the designated management authority for Section 208 of the Clean Water Act for Pinal and Gila Counties and administers the requirements of the Regional Water Quality Management Plans and Amendments at the local level. The Maricopa Association of Governments is the designated management authority for Section 208 of the Clean Water Act for Maricopa County and administers the requirements of the Regional Water Quality Management Plans and Amendments at the local level. The Maricopa County Environmental Services Department has delegated authority for overseeing Arizona Department of Environmental Quality requirements in Maricopa County. The Arizona Department of Environmental Quality regulates water quality and permits water reclamation facilities, discharges of recycled water, re-use of recycled water and recharge of recycled water. The Arizona Department of Environmental Quality also regulates the clean closure requirements of facilities. In Arizona, the Arizona Department of Environmental Quality has received delegated authority from the EPA for the administration of the Clean Water Act’s National Pollution Discharge Elimination System program. Permits issued by the Arizona Department of Environmental Quality for discharges to waters of the U.S. in Arizona are termed “Arizona Pollutant Discharge Elimination System,” or “AzPDES,” permits. The Arizona Department of Environmental Quality also administers the drinking water quality requirements set by the federal Safe Drinking Water Act within Arizona. Finally, the Arizona Department of Water Resources regulates surface water extraction, groundwater withdrawal, designations and certificates of assured water supply, extinguishment of irrigation grandfathered water rights, groundwater savings facilities, recharge facilities, recharge permits, recovery well permits, storage accounts and well construction, abandonment or replacement. We must file periodic reports with the ACC, Arizona Department of Environmental Quality and Arizona Department of Water Resources.

Within each regulatory organization, we have invested in developing cooperative relationships at all levels, from staff to executives to elected and appointed officials. These relationships, coupled with our proactive attitude toward regulatory compliance, have resulted in a number of significantly positive regulatory determinations.

Assured and Adequate Water Supply Regulations

We intend to seek access to renewable water supplies as we grow our water resource portfolio. However, we currently rely almost exclusively (and are likely to continue to rely) on the pumping of groundwater and the generation and delivery of recycled water for non-potable uses to meet future demands in our service areas. Aside from some rights to water through the Central Arizona Project, groundwater (and recycled water derived from groundwater) is the only water supply available to us.

Although we intend to rely on recycled water to help meet water demands in areas, the infrastructure, permits, and customer base necessary to generate and deliver recycled water are not necessarily in place in most of our service areas. In addition, although recycling can extend a limited supply, it does not actually generate a new supply of water. As such, although our proposed generation and delivery of recycled water is likely to help reduce the amount of groundwater that will be required to serve future customers, our ability to serve new customers will remain dependent on its ability to access groundwater. Groundwater is a limited resource in Arizona, and access to new uses of groundwater is closely regulated in the areas served by us. See “Risk Factors—Inadequate water and wastewater supplies could have a material adverse effect upon our ability to achieve the customer growth necessary to increase our revenues.”

Nearly all of our service areas are located in “Active Management Areas,” areas within which the use of groundwater is regulated by the Arizona Department of Water Resources in order to manage ongoing problems with groundwater overdraft. The Phoenix, Prescott and Tucson Active Management Areas are legally mandated to achieve “safe yield” by 2025 or sooner. However, we do not expect any of these Active Management Areas to achieve their safe yield goals. Safe yield requires groundwater pumping to not draw down the groundwater aquifers, or “over-draft,” as all pumping is offset or replaced within the Active Management Area from a renewable supply. The Pinal Active Management Area, which encompasses our major service areas near Maricopa, is managed to allow development of non-irrigation uses and to preserve existing agricultural economies in the Active Management Area for as long as feasible, consistent with the necessity to preserve future water supplies for non-irrigation uses.

Under Arizona’s assured water supply laws and regulations, a new subdivision inside an Active Management Area must demonstrate that it has an “assured water supply” to the satisfaction of the Arizona Department of Water Resources before the developer is permitted to sell lots. Demonstration of an assured water supply requires, among other things, that an applicant demonstrate that water supplies will be physically, continuously, and legally available to satisfy the water needs of the proposed use for at least 100 years. A developer may make an independent showing of an assured water supply (resulting in a Certificate of Assured Water Supply for a subdivision) or may obtain a written commitment for service from a designated water supplier, such as a privately owned water company or a municipal water supplier. Under the latter approach, the water supplier must demonstrate satisfaction of assured water supply requirements for the developments within its service areas (resulting in a Designation of Assured Water Supply for the provider). At present, we have obtained a Designation of Assured Water Supply in the Maricopa/Casa Grande service territory (Santa Cruz) for approximately 22,900 acre-feet of groundwater use. A Designation of Assured Water Supply is subject to periodic review and renewal by the Arizona Department of Water Resources, and can be increased as demand grows within the service territory, subject to the physical availability of water. A recent physical availability determination for Santa Cruz suggests that, over time, its Designation of Assured Water Supply could potentially be increased to approximately 45,000 acre-feet once sufficient increased demand is established in the area, assuming that water is still physically available by that time (i.e., the groundwater has not been committed to users in surrounding areas). Under our high efficiency Total Water Management model, which is intended to achieve much lower per-unit potable water use rates than would be expected for average developments, 45,000 acre-feet could be sufficient water supply for approximately 180,000 homes per year.

In our West Valley service territory (Greater Tonopah), we expect to receive a Designation of Assured Water Supply when development commences in that area for 10,428 acre-feet with the ability to access the reserved physical availability of an additional 38,100 acre-feet as population grows. Assuming implementation of our high-efficiency Total Water Management model throughout the service area, this could be a sufficient water supply for approximately 250,000 homes.

In our other service areas, we rely upon a Certificate of Assured Water Supply obtained by developers to demonstrate an assured water supply, or will apply for a Designation of Assured Water Supply in the future when required.

Outside of Arizona’s Active Management Areas, the “adequate water supply” program requires a determination of whether there is an adequate water supply—similar to an assured water supply—but it does not necessarily foreclose development when the showing cannot be made. Unless the county government has voted to make the requirement mandatory, a development (outside of Active Management Areas) that cannot demonstrate access to an adequate water supply is generally required only to disclose this fact, although as a practical matter few developments have proceeded on this basis. In addition, whether a water provider to such a development has access to an adequate water supply is nevertheless relevant to its business.

Other Environmental, Health and Safety (including Water Quality) Matters

Our operations also involve the use, storage and disposal of hazardous substances and wastes. For example, our water and wastewater treatment facilities store and use chlorine and other chemicals and generate wastes that require proper handling and disposal under applicable environmental regulations. We could also incur remedial costs in connection with any environmental contamination relating to our operations or facilities, releases or our off-site disposal of wastes. Although we are not aware of any material cleanup or decontamination obligations, the discovery of contamination or the imposition of such obligations arising under relevant federal, state and local laws and regulations in the future could result in additional costs. Our facilities and operations also are subject to requirements under the U.S. Occupational Safety and Health Act and similar laws in Arizona.

Our compliance with all of the environmental, health and safety (including water quality) requirements described above may be subject to inspections and enforcement measures by federal, state and local agencies.

Security

Due to security, vandalism, terrorism and other risks, we take precautions to protect our employees and the water delivered to our customers. In 2002, federal legislation was enacted that resulted in new regulations concerning security of water facilities, including submitting vulnerability assessment studies to the federal government. We have complied with EPA regulations concerning vulnerability assessments and have made filings to the EPA as required. Vulnerability assessments are conducted regularly to evaluate the effectiveness of existing security controls and serve as the basis for further capital investment in security for the facility. Information security controls are deployed or integrated to prevent unauthorized access to company information systems, assure the continuity of business processes dependent upon automation, ensure the integrity of our data and support regulatory and legislative compliance requirements. In addition, communication plans have been developed as a component of our procedures. While we do not make public comments on the details of our security programs, we have been in contact with federal, state, and local law enforcement agencies to coordinate and improve the security of our water delivery systems and to safeguard our water supply.

Competition

As an owner and operator of regulated utilities, we do not face competition within our existing service areas because Arizona law provides the holder of a CC&N for water and wastewater service with an exclusive right to provide that service within the certificated area, as against other public service corporations. In addition, the high cost of constructing water and wastewater systems in an existing market creates a barrier to entry. We do, however, face competition from other water and wastewater utilities for new service areas and with respect to the acquisition of smaller utilities. We believe our principal competitors for new service areas and acquisitions in Arizona are EPCOR Water Arizona Inc., Arizona Water Company, and Liberty Utilities. We believe competition for new service areas and acquisitions is based on relationships with municipalities and developers, experience in making acquisitions, the ability to finance and obtain regulatory approval, quality and breadth of products and services, the ability to integrate both water and wastewater services, and emplace conservation practices throughout the service areas, price, speed, and ease of implementation.

If we seek to extend our services outside Arizona, we will face competition from other regional or national water utilities for these opportunities.

Although we believe we compete effectively in our regulated businesses, our competitors may have more resources and experience than we have and may therefore have a competitive advantage.

Segment Reporting

We currently operate in one geographic region within the State of Arizona, wherein each operating utility operates within the same regulatory environment, and is operated as one reportable segment. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Reporting” in Part II, Item 7 of this Form 10-K.

Seasonality

Customer demand for our water during the warmer months is generally greater than other times of the year due primarily to additional consumption of water in connection with irrigation systems, swimming pools, cooling systems, and other outside water use. Throughout the year, and particularly during typically warmer months, demand may vary with temperature, as well as the timing and overall levels of rainfall. In the event that temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the customer demand for our water may decrease and therefore, adversely affect our revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results of Operations—Weather and Seasonality,” included in Part II, Item 7 of this Form 10-K, for additional information.

Employees

As of December 31, 2016, we employed 43 full-time individuals and no part-time employees. Currently, none of our employees participate in collective bargaining agreements, and we consider our employee relations to be good.

Available Information

We maintain an Internet website at www.gwresources.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with the SEC. To access these reports, go to our website at www.gwresources.com. The foregoing information regarding our website is provided for convenience and the content of our website is not deemed to be incorporated by reference in this report filed with the SEC.

The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A.	RISK FACTORS

Risks Related to the Company and the Industry in Which It Operates

We have significant obligations under Infrastructure Coordination and Financing Agreements (“ICFAs”), yet funds from our ICFAs are dependent on development activities by developers which we do not control and are also subject to certain regulatory requirements.

In the past, we extended water and wastewater infrastructure financing to developers and builders through ICFAs. These agreements are contracts with developers or builders in which we coordinate and fund the construction of water, wastewater, and recycled water facilities that will be owned and operated by our regulated subsidiaries in advance of completion of developments in the area. Our investment can be considerable, as we phase-in the construction of facilities in accordance with a regional master plan, as opposed to a single development. Developers and builders pay us agreed-upon fees upon the occurrence of specified development events for their development projects. The Arizona Corporation Commission (“ACC”) requires us to record a portion of the funds we receive under ICFAs as contributions in aid of construction (“CIAC”), which are funds or property provided to a utility under the terms of a collection main extension agreement and/or service connection tariff, the value of which are not refundable. Amounts received as CIAC reduce our rate base once expended on utility plants.

The developer is not required to pay the bulk of the agreed-upon fees until a development receives platting approval. Accordingly, we cannot always accurately predict or control the timing of the collection of our fees. If a developer encounters difficulties, such as during a real estate market downturn, that result in a complete or partial abandonment of the development or a significant delay in its completion, we will have planned, built, and invested in infrastructure that will not be supported by development and will not generate either payments under the applicable ICFA or cash flows from providing services. As a result, our return on our investment and cash flow stream could be adversely affected.

In August 2013, we entered into a settlement agreement with ACC staff, the Residential Utility Consumers Office, the City of Maricopa, and the other parties to a rate case, which established the policy by which ICFA fees will be treated going forward. The settlement also prohibits us from entering into new ICFAs. In February 2014, the rate case proceedings were completed and the ACC issued Rate Decision No. 74364, approving the settlement agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Rate Case Activity,” included in Part II, Item 7 of this Form 10-K, for additional information.

Our operations of regulated utilities are currently located exclusively in the state of Arizona, and more specifically approximately 98.9% of our active service connections are within a single municipality, which increases the impact of local conditions on our results of operations.

The customers of our regulated utilities are currently located exclusively in the state of Arizona and 98.9% of our active service connections are located in the City of Maricopa, Arizona. As a result, we cannot diversify or mitigate the risks presented by local regulatory, economic, demographic, and weather conditions in this area. An adverse change in any of these conditions would therefore affect our profitability, results of operations, liquidity, and cash flows more significantly than if our utilities also operated in other geographic areas.

New or stricter regulatory standards or other governmental actions could increase our regulatory compliance and operating costs, which could cause our profitability to suffer, particularly if we are unable to increase our rates to offset such costs.

In Arizona, water and wastewater utilities are subject to regulation by water, environmental, public utility, and health and safety regulators, and we are required to obtain environmental permits from governmental agencies in order to operate our facilities. Regulations relate to, among other things, standards and criteria for drinking water quality and for wastewater discharges, customer service and service delivery standards, waste disposal and raw groundwater abstraction limits, and rates and charges for our regulated services. There may be instances in the future when we are not in or cannot achieve compliance with new and evolving laws, regulations, and permits without incurring additional operating costs. For example, in 2006, the U.S. Environmental Protection Agency (“EPA”) implemented a new arsenic maximum contaminant level, which effectively required the installation and operation of costly arsenic treatment systems at many of our water production facilities.

Our costs of complying with current and future governmental laws and regulations could adversely affect our business or results of operations. If we fail to comply with these laws, regulations, or permits, we could be fined or otherwise sanctioned by regulators and our operations could be curtailed or shut down. We may also be exposed to product liability or breach of contract claims by third parties resulting from our noncompliance. These laws and regulations are complex and change frequently, and these changes may cause us to incur costs in connection with the remediation of actions that were lawful when they were taken.

We may incur higher compliance or remediation costs than expected in any particular period and may not be able to pass those increased costs along to our customers immediately through rate increases, or at all. This is because we must obtain regulatory approval to increase our rates, which can be time-consuming and costly and our requests for increases may not be approved in part, or in full.

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
•

adversely changing tax, legal, or regulatory requirements, including environmental requirements and the imposition of additional requirements and costs on our operations, including but not limited to changes adopted in response to regulatory measures to address global climate change;

•	changes in the charges applied to raw water abstraction;
•	changes in rate making policies; or
•

restrictions relating to water use and supply, including restrictions on use, increased offsetting groundwater replenishment obligations, changes to the character of groundwater rights, and settlement of Native American claims.

Changes to environmental and other regulation may require us to alter our existing treatment facilities or build additional facilities.

To comply with federal, state, and local environmental laws, our existing facilities may need to be altered or replaced. Altered and new facilities and other capital improvements must be constructed and operated in accordance with multiple requirements, including, in certain cases, an Aquifer Protection Permit issued by the Arizona Department of Environmental Quality, Arizona Pollution Discharge Elimination System permits from the Arizona Department of Environmental Quality, and an air quality permit from Maricopa or Pinal Counties. The provision of potable water is subject to, among others, the requirements of the federal Safe Drinking Water Act, and effluent from wastewater treatment facilities must comply with other requirements. Regulated contaminants and associated maximum contaminant levels may change over time, requiring us to alter or build additional treatment facilities. We are also subject to regulation as an employer, property owner, and business operator in the State of Arizona. Failure by us to observe the conditions and comply with the requirements of these permits and other applicable laws and regulations could result in delays, additional costs, fines, and other adverse consequences up to and including inability to proceed with development in our service areas.

We rely on information technology systems to assist with the management of our business and customer relationships. A disruption of these systems could adversely affect our business and operations.

Our information technology systems and the information technology functions that are outsourced to the FATHOMTM business, which we previously owned, are an integral part of our business. For example, FATHOMTM systems allow us to read water meters remotely, identify high water usage, and identify water theft from disconnected meters. FATHOMTM systems also provide contracted services and back-office technologies and systems to bill our customers, provide customer service, manage certain financial records, and track assets and accounts receivable collections. A disruption of our information technology systems or the FATHOMTM systems could significantly limit our ability to manage and operate our business efficiently, which in turn could cause our business to suffer and cause our results of operations to be reduced.

Further, our information technology systems and the FATHOMTM systems are vulnerable to damage or interruption from:

•	power loss, computer systems failures, and internet, telecommunications, or data network failures;
•	operator negligence or improper operation by, or supervision of, employees;
•	physical and electronic loss of customer data or security breaches, misappropriation, and similar events;
•	computer viruses;

•	intentional acts of vandalism and similar events; and
•	fires, floods, earthquakes, and other natural disasters.

Damages or interruptions to our information technology systems or the FATHOMTM systems may result in physical and electronic loss of customer or financial data, security breaches, misappropriation, and similar events. These issues could prevent us from issuing billings timely, which could impact revenue, or could negatively impact the efficient operations of the business, resulting in additional costs. The lack of redundancy for some of our IT systems or the FATHOMTM systems, including billing systems, could exacerbate the impact of any of the foregoing events.

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

The operation of our utilities is subject to the normal risks of occupancy as well as the additional risks of receiving, processing, treating, and disposing of water and waste materials. As a safeguard, we currently maintain general liability and workers’ compensation insurance coverage, subject to deductibles at levels we believe are sufficient to cover future claims made during the respective policy periods. However, we may be exposed to multiple claims, including workers’ compensation claims, that do not exceed our deductibles, and, as a result, we could incur significant out-of-pocket costs that could materially adversely affect our business, financial condition, and results of operations. In addition, the cost of insurance policies may increase significantly upon renewal of those policies as a result of general rate increases for the type of insurance we carry as well as our historical experience and experience in our industry. Our future claims may exceed the coverage level of our insurance, and insurance may not continue to be available on economically reasonable terms, or at all. If we are required to pay significantly higher premiums for insurance, are not able to maintain insurance coverage at affordable rates, or if we must pay amounts in excess of claims covered by our insurance, we could experience higher costs that could materially adversely affect our business, financial condition, and results of operations.

We are exposed to various risks relating to legal proceedings or claims that could materially adversely affect our operating results.

We are a party to lawsuits in the normal course of our business. Litigation in general can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against us, or legal actions that we may initiate, can often be expensive and time-consuming. Unfavorable outcomes from these claims and/or lawsuits could materially adversely affect our business, results of operations, and financial condition, and we could incur substantial monetary liability and/or be required to change our business practices.

If we do not manage our anticipated growth effectively, we may not be able to develop or implement the infrastructure necessary to support our operations and could suffer a loss of profitability.

Since our formation in 2003, we have grown rapidly, with our total revenues increasing from $4.9 million in 2004 to $29.8 million in 2016 and total service connections increasing from 8,113 as of December 31, 2004 to 38,026 as of December 31, 2016. We have also expanded geographically, from 18 square miles of service areas in 2004 to 328 square miles as of December 31, 2016. Our growth has been driven principally by acquisitions and by organic growth resulting from increased development and service connections within our existing service areas.

Although we may not be able to achieve similar growth, or grow at all, in future periods, we expect to continue to significantly expand our facilities, infrastructure, research and development, marketing, testing, management, and administrative operations, as well as our financial and accounting controls. This expansion has placed, and will continue to place, strain on our management and administrative, operational, technical, and financial infrastructure. If management is unable to manage growth effectively, the quality of our services, our ability to attract and retain key personnel, and our business or prospects could be harmed significantly.

To manage growth effectively, we must:

•	continue to expand our water management capacity;
•	retain key management and augment our management team;
•	continue to enhance our technology, operations, and financial and management systems;
•	manage multiple relationships with our customers, regulators, suppliers, and other third parties; and
•	expand, train, and manage our employee base.

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

If a developer has an ICFA, and/or once a developer has entered into a service agreement with our utility subsidiary and the property being developed has been included within a service area, the utility has the obligation to serve under the terms of those agreements and existing regulations. Although we have built substantial modern infrastructure within these utilities in areas where development is currently occurring, there is the potential that a developer may request service in another location within the service area. Extending/expanding the existing infrastructure to provide service may result in the need to make additional, currently unplanned, capital improvements and there is no guarantee that we may recover our costs timely. As a result, our return on our investment and cash flow stream could be adversely affected.

Our existing indebtedness could affect our business adversely and limit our ability to plan for or respond to growth opportunities, and we may be unable to generate sufficient cash flow to satisfy our liquidity needs.

As of December 31, 2016, we had total indebtedness of $115.0 million. In addition, we may incur substantial additional indebtedness in the future. Our indebtedness could have important consequences, including:

•	limiting our ability to obtain future additional financing we may need to fund future working capital, capital expenditures, acquisitions, or other corporate requirements; and
•	limiting, by the financial and other restrictive covenants in our debt agreements, our ability to borrow additional funds and to pay dividends.

Our ability to incur significant future indebtedness will depend in part on our ability to generate cash flow. This ability is affected by general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if we are unable to borrow money or otherwise generate funds sufficient to enable us to fund our liquidity needs, we may be unable to plan for or respond to growth opportunities, which could adversely affect our operating results and business prospects.

Foreclosure rates in our service areas, as well as other factors affecting real estate development, could affect the growth of our regulated customer base or result in a decline in our revenue.

A slowdown or severe downturn in the housing market could have an adverse effect on our operating results and financial condition.  During periods of economic distress, there may be an increase in home foreclosures and vacancies. For example, during the economic downturn beginning in 2008, our utilities experienced an increase in the number of vacant homes, reaching a peak of 4,020 vacant connections as of February 28, 2009, approximately 11.9% of our total connections at the time.  Accordingly, in the event of an economic downturn, we may experience a material reduction in revenues.  Although the U.S. economy and housing market continue to recover, we cannot predict the overall trajectory of the market.  Our growth depends significantly on increased residential and commercial development in our service areas, and if developers or builders are unable to complete additional residential and commercial projects, our revenue may decline.

We are subject to adverse publicity and reputational risks, which make us vulnerable to negative customer perception and could lead to increased regulatory oversight or other sanctions.

Water and wastewater utilities, including Palo Verde and Santa Cruz, have large customer bases and as a result are exposed to public criticism regarding, among other things, the reliability of their water and wastewater services, the quality of water provided, the timeliness and accuracy of bills that are provided for such services, and the quality of customer service. Adverse publicity and negative customer sentiment may render regulators and government officials less likely to view us in a favorable light, and may cause us to be susceptible to less favorable regulatory outcomes, as well as increased regulatory oversight and more stringent regulatory requirements. Unfavorable regulatory outcomes may include the enactment of more stringent laws and regulations governing our operations, as well as fines, penalties or other sanctions or requirements. The imposition of any of the foregoing could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our water and wastewater systems are subject to condemnation by governmental authorities, which may result in the receipt of less than the fair market value of our assets and a loss of revenue from our operations.

Municipalities and other governmental subdivisions have historically been involved in the provision of water and wastewater services, and efforts may arise from time to time to convert some or all of our assets to public ownership and operation. Arizona law provides for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation.  Should a municipality or other governmental subdivision seek to acquire some or all of our assets through eminent domain, we would likely resist the acquisition.

Contesting an exercise of condemnation through eminent domain may result in costly legal proceedings and may divert the attention of our management from the operation of our business. Moreover, our efforts to resist any such condemnation may not be successful.

If a municipality or other governmental subdivision succeeds in acquiring some or all of our assets through eminent domain, there is a risk that we will not receive adequate compensation for such assets and that we will incur significant one-time charges. Condemnation also results in a loss of revenue from the operations of the affected utility.

The assets of our former utility subsidiaries, Cave Creek Water Co. and Valencia Water Company, were acquired from us by municipalities pursuant to condemnation proceedings, and our other utility subsidiaries could be subjects of such proceedings in the future.

We may have difficulty accomplishing our growth strategy within and outside of our current service areas. This would cause us to rely more heavily on regulatory rate increases to increase our revenues.

Our ability to expand our business, both within our current service areas and into new areas, involves significant risks, including, but not limited to:

•	not receiving or maintaining necessary regulatory permits, licenses, or approvals;
•	downturns in economic or population growth and development in our service areas;
•

risks related to planning and commencing new operations, including inaccurate assessment of the demand for water, engineering and construction difficulties, and inability to begin operations as scheduled;

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

Operating costs, construction costs, and costs of providing services may rise faster than revenue.

The ability to increase rates over time is dependent upon approval of rate increases by utility regulators, which may be inclined, for political or other reasons, to limit rate increases. However, our costs are subject to market conditions and other factors, and may increase significantly. The second largest component of our operating costs after water production is made up of salaries and wages. These costs are affected by the local supply and demand for qualified labor. Other large components of our costs are general insurance, workers’ compensation insurance, employee benefits, and health insurance costs. These costs may increase disproportionately to rate increases authorized by utility regulators and may have a material adverse effect on our financial condition and results of operations.

We may have difficulty recruiting and retaining qualified personnel, and due to the technical and specialized nature of our business, our profitability may suffer if we do not have the necessary workforce.

Our plants require some of our employees to be certified operators of record, a designation requiring specialized training and certification in water and wastewater systems. As workers with these qualifications retire in the industry, we may be unable to replace them readily in view of the relatively low number of younger workers that we believe are entering the workforce to pursue this line of work. Our operations require a variety of other technical skills and specialties in the areas of engineering, systems analysis, laboratory work, and equipment repair, and we may have difficulty recruiting and retaining personnel with these skills. If we cannot maintain an employee base with the skills necessary to conduct our operations, our efficiency, margins, and ability to expand our business could be adversely affected.

Any disruption or problem at our facilities could increase our expenses.

A natural disaster (such as an earthquake, fire, or flood) or an act of terrorism could cause substantial delays in our operations, damage or destroy our equipment or facilities, and cause us to incur additional expenses and lose revenue. The insurance we maintain against natural disasters may not be adequate to cover our losses in any particular case, which would require us to expend significant resources to replace any destroyed assets, thereby materially and adversely affecting our financial condition and prospects.

Our growth depends significantly on increased residential and commercial development in our service areas, and if developers or builders are unable to complete additional residential and commercial projects, our revenue may not increase.

The growth of our customer base depends almost entirely on the success of developers in developing residential and commercial properties within our Certificate of Convenience and Necessity (“CC&N”) areas. A CC&N is a permit issued by the ACC allowing a public service corporation to serve a specified area, and preventing other public service corporations from offering the same services within the specified area, which we refer to as “service areas.” Real estate development is a cyclical industry and the growth rate of development, especially residential development, since 2006, both nationally and in Arizona has been below historical rates. The sale of, for instance, single family residences is affected by a number of national and regional economic factors, including:

•	interest rates and general levels of economic output;
•	levels of activity in the local real estate market;
•	the state of domestic credit markets, mortgage standards, and availability of credit;
•	competition from other builders and other projects in the area and other states;
•	federal programs to assist home purchasers;
•	costs and availability of labor and materials;
•	government regulations affecting land development, homebuilding, and mortgage financing;
•	availability of financing for development and for home purchasers;
•	changes in the income tax treatment of real property ownership;
•	unexpected increases in development costs;
•	increased commute times and fuel costs that may adversely affect the desirability of outlying suburbs;
•	availability of, among other things, other utilities, adequate transportation, and school facilities; and
•	environmental problems with such land.

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

We are subject to environmental risks that may subject us to clean-up costs or litigation that could adversely affect our business, operating results, financial condition, and prospects.

Under various federal and state environmental laws, regulations, ordinances, and other requirements, a current or previous owner or operator of real property or a facility may be liable for the costs of removal, remediation, or containment of hazardous or toxic substances on, under, in, or released from such property. These liabilities are not limited to a potential effect on our water supply and include, but are not limited to, liabilities associated with air, soil, or groundwater contamination at any real estate or facilities we own or operate, including liabilities assumed in an acquisition of another utility. Environmental laws often impose liability regardless of whether the owner or operator knew of or was responsible for the presence of the hazardous or toxic substances. Although we currently conduct environmental screening assessments on new properties that we propose to acquire or use to identify significant sources of contaminants on surrounding properties, these assessments are not comprehensive, nor have they been conducted for all of the property owned or used by us. As a result, hazardous or toxic substances may exist at properties owned or used by us. If hazardous or toxic substances are discovered at real property or facilities owned or used by us (including a landfill owned by another party that is used by us for disposal of hazardous substances), we could incur significant remediation costs, liability exposure, or litigation expenses that could adversely affect our profitability, results of operations, liquidity, and cash flows.

Any failure of our network of water and wastewater pipes and water reservoirs could result in losses and damages that may affect our financial condition and reputation.

Our utilities distribute water and collect wastewater through an extensive network of pipes and store water in reservoirs located across our service areas. A failure of major pipes or reservoirs could result in injuries and property damage for which we may be liable. The failure of major pipes and reservoirs may also result in the need to shut down some facilities or parts of our network in order to conduct repairs. Any failures and shutdowns may limit our ability to supply water in sufficient quantities to customers and to meet the water and wastewater delivery requirements prescribed by applicable utility regulators, which would adversely affect our financial condition, results of operations, cash flow, liquidity, and reputation.

Our utilities business is subject to seasonal fluctuations and other weather-related conditions, such as droughts, which could adversely affect the supply of and demand for our services and our results of operations.

We depend on an adequate water supply to meet the present and future needs of our customers. Whether we have an adequate water supply depends upon a variety of factors, including underground water supply from which groundwater is pumped, the rate at which it is recharged by rainfall and snowpack, and changes in the amount of water used by our customers. In particular, the arid western U.S. region, which includes our present and potential service areas, has been required to deal with general conditions of water scarcity exacerbated by extended periods of drought.

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

Demand for water is seasonal and varies with temperature and rainfall levels. If temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the demand for our water may decrease, which would adversely affect our profitability, results of operations, liquidity, and cash flows. Consequently, the results of operations for one quarter are not necessarily indicative of results for future quarters or the full year.

Risks associated with the collection, treatment, and disposal of wastewater and the operation of water utilities may impose significant costs that may not be covered by insurance, which could result in increased insurance premiums.

The wastewater collection, treatment, and disposal operations of our utilities are subject to substantial regulation and involve significant environmental risks. If collection or sewage systems fail, overflow, or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, potentially causing damage to persons or property, injury to the environment including aquatic life, and economic damages, which may not be recoverable in rates. This risk is most acute during periods of substantial rainfall or flooding, which are the main causes of sewer overflow and system failure. Liabilities resulting from such damage could adversely and materially affect our business, results of operations, and financial condition. Moreover, in the event that we are deemed liable for any damage caused by overflow, losses might not be covered by insurance policies, and such losses may make it difficult to secure insurance in the future at acceptable insurance premium rates. Similarly, any related business interruption or other losses might not be covered by insurance policies, which would also make it difficult for us to secure insurance in the future at acceptable insurance premium rates.

We may also incur liabilities under environmental laws and regulations requiring investigations and cleanup of environmental contamination at our properties or at off-site locations where there have been adverse environmental impacts. The discovery of previously unknown conditions, or the imposition of cleanup obligations in the future, could result in significant costs, and could adversely affect our financial condition, results of operations, cash flow, and liquidity. Such remediation losses may not be covered by insurance policies and may make it difficult for us to secure insurance in the future at acceptable insurance premium rates.

Contamination of the water supplied by us may result in disruption in our services, loss of credibility, lower demand for our services, and potential liability that could adversely affect our business and financial condition.

Our water supplies are subject to contamination, including contamination from compounds, chemicals in groundwater systems, pollution resulting from man-made sources (such as perchlorate and methyl tertiary butyl ether), and possible biological terrorist attacks. Contamination of water sources can lead to human death and illness, damage to natural resources and other parts of the environment, and cause other harms. Among other things, if we are found to be liable for consequences of water contamination arising out of human exposure to hazardous substances in our water supplies or other damage, we would be subject to civil or criminal enforcement actions, litigation, and other proceedings or clean up obligations. Further, our insurance policies may not apply or be sufficient to cover the costs of these claims, which could be significant.

Cleaning up water sources can be very expensive and if we are required to do so, it could have a material and adverse effect on our business, operating results, and financial condition. In the event that our water supply is contaminated, we may have to interrupt or stop the use of that water supply until we are able to treat the water or to substitute the supply of water from another water source, including, in some cases, through the purchase of water from a supplier. We may incur significant costs in order to warn consumers and to treat the contaminated source through expansion of current treatment facilities or development of new treatment methods. Using a new water source is generally associated with increased costs compared to an existing water source and, as indicated above, purchasing water is typically more expensive than obtaining the water from other means. If we are unable to treat or substitute our water supply in a cost-effective manner, our financial condition, results of operations, cash flow, liquidity, and reputation may be adversely affected. We may not be able to recover costs associated with treating contaminated water or developing new sources of supply through the rate setting process or through insurance.

We depend on an adequate supply of electricity and chemicals for the delivery of our water, and an interruption in the supply of these inputs or increases in their prices could adversely affect our results of operations.

We rely on purchased electrical power to operate the wells and pumps that are needed in order to supply potable and recycled water to our customers. An extended interruption in power supply that we cannot remediate through the use of backup generators could adversely affect our ability to continue these operations. Electrical power, which represented approximately 6.1% of our total operating expenses in fiscal year 2016, is a significant and potentially volatile operating expense. Electrical power costs are beyond our control and can increase unpredictably in substantial amounts. Under these circumstances, our cash flows between our general rate case filings and our earnings may be adversely affected until the ACC has authorized a rate increase.

In addition, we require bulk supplies of chemicals for water and wastewater treatment, and if we were to suffer an interruption of supply that we cannot replace quickly, we might not be able to perform these functions adequately. Some chemicals are available from a single source or a limited number of sources. Chemical costs represented approximately 2.2% of our total operating expenses in fiscal year 2016.

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

A typical element of a utility growth strategy is the acquisition or development of other water and wastewater utilities. The potential negotiation of future acquisitions and development of new projects could require us to incur significant costs and expose us to significant risks, including:

•	risks relating to the condition of assets acquired and exposure to residual liabilities of prior businesses;
•	operating risks, including equipment, technology and supply problems, regulatory requirements, and approvals necessary for acquisitions;
•	risks that potential acquisitions may require the disproportionate attention of our senior management, which could distract them from the management of our existing business;
•	risks related to our ability to retain experienced personnel of the acquired company; and
•	risks that certain acquisitions may require regulatory approvals, which could be refused or delayed and which could result in unforeseen regulatory expenses or unfavorable regulatory conditions.

These issues could have a material adverse effect on our business and our ability to finance our operations. The businesses and other assets we acquire in the future may not achieve sufficient revenue or profitability to justify our investment, and any difficulties we may encounter in the integration process could interfere with our operations and reduce operating margins. Acquisitions could also result in dilutive issuance of our equity securities, incurrence of debt and contingent liabilities, and fluctuations in quarterly results and expenses.

We face risks associated with the design, construction, and operation of our systems that may adversely affect our business and financial condition.

We are responsible for the design, construction, installation, and maintenance of our water treatment, reclamation, and distribution systems. We could be adversely affected by a failure to complete our construction projects on time or on budget, and a substantial delay in the progress of construction due to adverse weather, work stoppages, shortages of materials, non-issuances of permits, nonperformance of suppliers or contractors, or other factors could result in a material increase in the overall cost of such projects.

We cannot guarantee that our systems will operate as designed or be free from defects. The failure of our systems to operate properly could cause significant public harm. Any defects in our systems or significant reliability, quality, or performance problems with respect to our systems or services could have a number of negative effects on our profitability, results of operations, liquidity, and cash flows, including:

•	loss of revenues;
•	diversion of management and development resources and the attention of engineering personnel;
•	significant customer relations problems;
•	increased repair, support, and insurance expenses;
•	adverse regulatory actions; and
•	legal actions for damages by our customers, including but not limited to damages based on commercial losses and effects on human health.

Our ability to expand into new service areas and to expand current water and wastewater service depends on approval from regulatory agencies. Failure to obtain required regulatory approvals will adversely affect future growth.

In Arizona, the ACC is the regulatory authority that oversees the formation, expansion, and ongoing operations of water and wastewater utilities. The ACC has authority, among other things, to determine service areas for utility providers. In order for our owned utilities to provide water or wastewater service, they must obtain a CC&N for a service area before they can service that area. In addition, our owned utilities and/or the developments that we serve must demonstrate to the Arizona Department of Water Resources that there exists a 100-year water supply and obtain either a “Certificate of Assured Water Supply,” which is a certificate issued by the Arizona Department of Water Resources evidencing sufficient groundwater, surface water, or effluent of adequate quality will be continuously available to satisfy the water needs of the proposed use for at least one hundred years and which applies to a specific subdivision, or a Designation of Assured Water Supply, which applies to the utility’s entire service area. The designation area is coterminous with the CC&N. Further, our wastewater facilities require Arizona Department of Environmental Quality and/or EPA permits that regulate, among other things, the level of discharges from our facilities, the size of our facilities, and the location of our facilities. Any inability to obtain the necessary regulatory approvals, assured water supplies, or environmental permits would limit our ability to expand our water or wastewater service areas.

If we chose to expand to states other than Arizona, we may have difficulty acquiring the necessary approvals and permits or complying with environmental, health and safety, or quality standards of such states. See “—Doing business in jurisdictions other than Arizona may present unforeseen regulatory, legal, and operational challenges that could impede or delay our operations or adversely affect our profitability.”

We will need additional capital to grow our business, and additional financing may not be available to us on favorable terms when required, or at all.

Adequate funds to support our growth may not be available when needed or on terms acceptable to us. We may need to raise additional funds to support more rapid expansion, improve our facilities and infrastructure, develop new and enhanced technologies, or respond to evolving regulatory standards. We may experience difficulty in raising the necessary capital due to volatility in the capital markets or increases in the cost of infrastructure finance. Increasingly stringent bond rating standards could make it more difficult for us to finance our growth by issuing tax-exempt bonds as we have in the past. In addition, we require regulatory approval from the ACC for some means of raising capital, such as issuance of debt by our regulated utilities, and approval may be denied or delayed. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of expansion opportunities, make the capital expenditures necessary to support our growth, or otherwise execute our strategic plan.

Increased operating expenses associated with the expansion of our business may negatively impact our operating income.

Increased operating expenses associated with any expansion of our business may negatively impact our income as we, among other things:

•	seek to acquire new service areas;
•	expand geographically in and outside of Arizona;
•	make significant capital expenditures to support our ability to provide services in our existing service areas;
•	fund development costs for our system and technology; and
•	incur increased general and administrative expenses as we grow.

As a result of these factors, we may not sustain or increase our profitability on an ongoing basis.

There is no guaranteed source of water.

Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Regulatory restrictions on the use of groundwater and the development of groundwater wells, lack of available water rights, drought, overuse of local or regional sources of water, protection of threatened species or habitats, or other factors, including climate change, may limit the availability of ground or surface water.

As stated above, our primary source of water is pumping of groundwater from aquifers within service areas. In the event that our wells cannot meet customer demand, we can purchase water from surrounding municipalities, agencies, and other utilities. However, the cost of purchasing water is typically more expensive than producing it. Furthermore, these alternative sources may not always have an adequate supply to sell to us.

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
•

increase capital expenditures for building pipelines to connect to alternative sources of supply, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of customers, and reservoirs and other facilities to conserve or reclaim water; and

•

result in regulatory authorities refusing to approve new service areas if an adequate water supply cannot be demonstrated and restrictions on new customer connections may be imposed in existing service areas if there is not sufficient water.

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

We do not currently anticipate any short-term concerns with physical, legal, or continuous availability issues in our service areas. Regardless, the supply of groundwater in Central Arizona, while considerable, is also ultimately finite, closely regulated, and geographically limited. In areas where we have not applied for a “Designation of Assured Water Supply,” which is a decision and order issued by the director of the Arizona Department of Water Resources designating a private water company provider as having an adequate water supply, we have not performed hydrological studies or modeling to evaluate the amount of groundwater likely to be available to meet present and expected future demands. Insofar as we intend to rely on the pumping of groundwater and the generation and delivery of recycled water to meet future demands in our current service areas, our ability and/or the ability of developers inside of our service areas to meet regulatory requirements and to demonstrate assured and adequate water supplies is essential to the continued growth of our service connections and our capacity to supply water to our customers.

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

The operations of our water and wastewater treatment plants involve physical, chemical, and biological processes and the use of pumps, generators, and other industrial equipment. As a result, our operations are subject to various industrial risks, including chemical spills, discharges or releases of toxic or hazardous substances or gases, effects resulting from confined operating spaces, fires, explosions, mechanical failures, storage tank leaks, and electric shock. These risks can result in personal injury, loss of life, catastrophic damage to or destruction of property and equipment or environmental damage, and related legal proceedings, including those commenced by regulators, neighbors, or others. They may also result in an unanticipated interruption or suspension of our operations and the imposition of liability. The loss or shutdown over an extended period of operations at any of our treatment facilities or any losses relating to these risks could have a material adverse impact on our profitability, results of operations, liquidity, and cash flows.

Doing business in jurisdictions other than Arizona may present unforeseen regulatory, legal, and operational challenges that could impede or delay our operations or adversely affect our profitability.

We may decide to pursue growth opportunities in states other than Arizona. Other states may present substantially different regulatory frameworks, and we may have difficulty acquiring the necessary approvals and permits or complying with environmental, health and safety, or quality standards. In addition, it may become more costly or difficult for us to comply with a multitude of standards and requirements across multiple states.

Other states may also expose us to new legal precedents, condemnation risks, and liability concerns based on state legislation or case law.

Our cost structure in other states may be significantly different than our current cost structure due to regional differences. For example, our cost structure may be significantly impacted by differences in labor and energy costs in other markets and the significant portion of overall production costs that they represent.

We face competition for new service areas and acquisition targets.

We face competition from other water and wastewater utilities for new service areas and with respect to acquisitions of smaller utilities. These competitors consist primarily of municipalities and investor-owned utilities seeking expansion opportunities. Some of our competitors are larger than we are and have more resources and access to capital than we do. If we are unable to compete effectively for new service areas and acquisitions of existing utilities, our ability to increase our rate base and revenue could be adversely affected.

If the general public perceives recycled water to be unsafe, we will have difficulty executing our business plan and could face a loss of revenue.

Our Total Water Management model emphasizes the maximum use of recycled water for non-potable purposes. To implement this model, we cultivate relationships with developers, municipalities, and members of the communities we serve and focus on educating them regarding the benefits and safety of recycled water. If the recycled water supplied to customers is contaminated, either as a result of terrorism, system failure, pipeline, or other causes, public perception regarding the safety of recycled water would likely suffer, regardless of whether we are at fault and potentially even if the contaminated water was supplied by another person. For example, if groundwater contamination occurs as a result of discharge of “gray water” (e.g., used sink or laundry water) into the aquifer, the public could confuse that with recycled water and attribute environmental harm to our system. Public perception of an unsafe water supply would harm our business, particularly with respect to our ability to implement water recycling as a key element of our business strategy.

Risks Related to the Ownership of Our Common Stock

The concentration of our stock ownership with our officers, directors, certain stockholders, and their affiliates will limit your ability to influence corporate matters.

Our directors, executive officers, and stockholders holding more than 5% of our capital stock and their affiliates beneficially own, in the aggregate, approximately 53% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. There can be no assurance that their interests will not conflict with the interests of our other stockholders.

Our common stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above your purchase price.

The market price for our common stock is likely to be volatile, in part because our shares recently began trading publicly. Many factors, which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section, as well as the following:

•	our operating and financial performance and prospects;
•	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•	conditions that impact demand for our services;
•	future announcements concerning our business or our competitors’ businesses;

•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•	the size of our public float;
•	coverage by or changes in financial estimates by investment analysts or failure to meet their expectations;
•	the market’s reaction to our reduced disclosure as a result of being an “emerging growth company” under the Jumpstart Our Business Startups Act (the "JOBS Act");
•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	changes in laws or regulations which adversely affect our industry or us;
•	changes in accounting standards, policies, guidance, interpretations, or principles;
•	changes in senior management or key personnel;
•	issuances, exchanges, or sales, or expected issuances, exchanges, or sales of our capital stock;
•	changes in our dividend policy;
•	adverse resolution of new or pending litigation against us; and
•

changes in general market, economic, and political conditions in the U.S., and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war, and responses to such events.

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies in our industry. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

We incur costs as a result of being a public company in the U.S.

As a public company in the U.S., we will incur significant legal, accounting, insurance, and other expenses, including costs associated with U.S. public company reporting requirements. The expenses incurred by U.S. public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action, and potentially civil litigation.

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.

We also intend to file a registration statement registering under the Securities Act of 1933, as amended (the “Securities Act”), the shares of our common stock reserved for issuance in respect of stock options and other incentive awards granted to our officers and certain of our employees. If these officers or employees cause a large number of securities to be sold in the public market, such sales could also reduce the trading price of our common stock and impede our ability to raise future capital.

If our operating and financial performance in any given period does not meet the guidance that we provide to the public or the expectations of investment analysts, our stock price may decline.

We may provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Form 10-K and in our other public filings and public statements. Whether or not we provide guidance, investment analysts may publish their estimates of our future financial performance. Our actual results may not always be in line with or exceed any guidance we have provided or the expectations of investment analysts, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts or if we or investment analysts reduce estimates of our performance for future periods, the market price of our common stock may decline.

If investment analysts cease to publish research or reports about our business or if they publish negative evaluations of our common stock, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that investment analysts publish about us or our business. However, if no or few analysts commence coverage of the Company, the trading price of our stock would likely decrease. Even if we do obtain such analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our common stock could decline. If one or more of these analysts cease to cover our common stock, we could lose visibility in the market for our stock, which in turn could cause our common stock price to decline.

Our failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act as a public company could have a material adverse effect on our business and share price.

Prior to the completion of the initial public offering, we did not have to independently comply with Section 404(a) of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. Additionally, once we are no longer an emerging growth company, as defined by the JOBS Act, our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are currently in the process of reviewing, documenting, and testing our internal control over financial reporting, but we are not currently in compliance with, and we cannot be certain when we will be able to implement the requirements of Section 404(a). We may encounter problems or delays in implementing any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation in connection with the attestation to be provided by our independent registered public accounting firm after we cease to be an emerging growth company. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls after we cease to be an emerging growth company, investors could lose confidence in our financial information and the price of our common stock could decline.

Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency and management may not be able to remediate any such material weakness or significant deficiency in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and share price.

We cannot assure you that we will pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock.

We intend to continue to pay a regular monthly dividend on our common stock of $0.0225 per share ($0.27 per share annually), or an aggregate of approximately $5.3 million on an annual basis. However, our future dividend policy is subject to our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock we may issue in the future, business prospects, and other factors that our board of directors may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that we will continue to pay a dividend in the future.

Taking advantage of the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and (iii) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of shareholder approval of any golden parachute payments not previously approved. We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions and as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of this extended transition provision. See “—Risks Related to the Ownership of Our Common Stock—Our election to take advantage of the JOBS Act extended accounting transition period may make our financial statements more difficult to compare to other public companies.”

We could remain an emerging growth company for up to five years or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; and (iii) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period.

Our election to take advantage of the JOBS Act extended accounting transition period may make our financial statements more difficult to compare to other public companies.

Pursuant to the JOBS Act, as an “emerging growth company,” we must make an election to opt in or opt out of the extended transition period for any new or revised accounting standards that may be issued by the Financial Accounting Standards Board (“FASB”). We have elected to opt in and take advantage of this extended transition provision. This means that, when a standard is issued or revised and it has different application dates for public or private companies, we can, for so long as we are an emerging growth company, adopt the timeline applicable for private companies. This may make comparison of our financial statements with any other public company that is not an emerging growth company (or an emerging growth company that has opted out of using the extended transition provision) difficult or impossible as a result of our use of different accounting standards.

Delaware law, certain provisions in our certificate of incorporation and bylaws, and regulations of the ACC may prevent efforts by our stockholders to change the direction or management of the Company.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including, but not limited to, the following:

•	only allowing our board of directors, Chairman of our board of directors, Chief Executive Officer, or President to call special meetings of our stockholders;
•	setting forth specific procedures regarding how our stockholders may present proposals or nominate directors for election at stockholder meetings;
•	requiring advance notice and duration of ownership requirements for stockholder proposals;
•	permitting our board of directors to issue preferred stock without stockholder approval; and
•	limiting the rights of stockholders to amend our bylaws.

These provisions could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

Additionally, the ACC must determine that certain types of transactions will not impair our financial status, prevent us from attracting capital at fair and reasonable terms, or impair our ability to provide safe, reasonable, and adequate service. Pursuant to this regulatory mandate, the ACC may impose conditions that could discourage, delay, or prevent a transaction involving a change in control of our company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table lists the properties that we own or lease:

Nature of Property	Location	Operated By	Owned or Leased
Corporate Offices	Phoenix, Arizona	Global Water Resources, Inc.	Leased
Wastewater Treatment Plant	Maricopa, Arizona	Global Water - Palo Verde Utilities Company	Owned
Global Water Center - Regional Office	Maricopa, Arizona	Global Water - Palo Verde Utilities Company	Owned
Wastewater Utility Plant	8 Lift Stations - Maricopa, Arizona	Global Water - Palo Verde Utilities Company	Owned
Water Utility Plant	15 Well Sites - Maricopa, Arizona	Global Water - Santa Cruz Water Company	Owned
Water Utility Plant	5 Water Distribution Sites - Maricopa, Arizona	Global Water - Santa Cruz Water Company	Owned
Water Utility Plant	9 sites - Western Maricopa County, Arizona	Water Utility of Greater Tonopah, Inc.	Owned
Water Utility Plant	4 sites - Northern Maricopa County, Arizona	Water Utility of Northern Scottsdale, Inc.	Owned

We believe that our existing properties are adequate to meet our current needs.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may, from time to time, be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. To our knowledge, we are not involved in any legal proceeding which is expected to have a material effect on us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “GWRS”. Our common stock began trading on the NASDAQ on April 28, 2016. There was no public market for GWRS common stock prior to April 28, 2016.

The following table sets forth, for the quarterly periods indicated, the high and low sales price of our common stock as reported on NASDAQ from April 28, 2016 through December 31, 2016:

	2016
Fiscal Quarter	High	Low
1st Quarter	$—	$—
2nd Quarter (from April 28, 2016)	$8.97	$6.23
3rd Quarter	$9.18	$7.36
4th Quarter	$9.29	$7.56

Shareholders

As of March 3, 2017, there were approximately 8 shareholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Dividends

For the year ended December 31, 2016, we paid cash dividends to holders of our common stock totaling $5.0 million, which included: from January 2016 through April 2016, a monthly dividend of CAD$0.0283 per share; from May 2016 through June 2016, a monthly dividend of $0.02 per share; from July 2016 through November 2016, a monthly dividend of $0.022 per share; and a monthly dividend of $0.0225 per share beginning in December 2016.

For the year ended December 31, 2015, we paid cash dividends to holders of our common stock totaling $27.6 million (which included a special one-time dividend of $22.8 million paid in August 2015 to distribute to stockholders a portion of the proceeds of the condemnation of the operations and assets of Valencia Water Company, Inc.), which included: from January 2015 through March 2015, a monthly dividend of CAD$0.024 per share; from April 2015 through July 2015, a monthly dividend of CAD$0.026 per share; and from August 2015 through December 2015, a monthly dividend of CAD$0.0283 per share.

We currently intend to pay a regular monthly dividend of $0.0225 per share ($0.27 per share annually). However, our future dividend policy is subject to our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock we may issue in the future, business prospects, and other factors that our board of directors may deem relevant. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K for a discussion of provisions of our senior secured notes that limit the payment of dividends.

Performance Graph

The following graph compares the relative performance of our common stock, the S&P 500 Index, and our Peer Group Index. This graph covers the period from April 28, 2016 (the first day GWRS common stock began trading on the NASDAQ) through December 31, 2016. The graph assumes that $100 was invested on April 28, 2016 in the common stock of GWRS, the S&P 500 Index, and our Peer Group Index, and also assumes reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

* $100 invested on April 28, 2016 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

** Peer group includes American States Water Company, American Water Works, Aqua America, Inc., Artesian Resources Corp., California Water, Connecticut Water Service, Inc., Middlesex Water Company, and York Water Co.

	4/28/2016	6/30/2016	9/30/2016	12/31/2016
Global Water Resources, Inc.	$100.00	$140.84	$128.26	$145.78
S&P 500 Index	$100.00	$101.11	$104.45	$107.85
Peer Group Index**	$100.00	$118.46	$106.04	$117.88

Use of Proceeds

On April 27, 2016, our registration statement on Form S-1 (File No. 333-209025) was declared effective by the SEC for the U.S. IPO pursuant to which we sold an aggregate of 1,339,520 shares of our common stock at a price to the public of $6.25 per share. Roth Capital Partners, LLC acted as sole manager for the offering. The aggregate offering price for shares sold in the offering was approximately $8.4 million. The offering commenced as of April 28, 2016 and did not terminate before all of the securities registered in the registration statement were sold. We raised approximately $5.5 million in net proceeds after deducting underwriting discounts, commissions and expenses of approximately $761,000 and other offering expenses of approximately $2.2 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. As described in our final prospectus filed with the SEC on April 28, 2016 pursuant to Rule 424(b), we intend to use the net proceeds from the offering for working capital and other general corporate purposes. On June 24, 2016, we completed the refinancing of our then existing long-term tax exempt bonds. Consistent with our disclosure in the final prospectus, we did not use any of the offering proceeds to refinance the tax-exempt bonds and the proceeds will, as indicated, be allocated for general working capital and other purposes.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10‑K. The table presents the consolidated statements of operations and cash flow data for the three years ended December 31, 2016, and the consolidated balance sheet data at December 31, 2016 and 2015, which are derived from our audited consolidated financial statements included elsewhere in this Form 10‑K. The table also presents the consolidated balance sheet data at December 31, 2014, which was derived from our audited consolidated financial statements that are not included in this Form 10‑K.

As the condemnation of Valencia Water Company, Inc. (“Valencia”) was completed on July 14, 2015 and the sale of Willow Valley Water Company, Inc. (“Willow Valley”) was completed on May 9, 2016, the Company’s consolidated balance sheet, consolidated statements of operations, cash flow data, and operating metrics included Valencia and Willow Valley through the respective closing dates.

The following amounts are in thousands, except per share data and operating metrics:

	Year Ended December 31,
	2016	2015	2014
Consolidated Balance Sheet Data:
ASSETS:
Net property, plant, and equipment	$200,489	$194,152	$240,424
Current assets	$24,740	$18,715	$12,293
Other assets	$13,590	$22,875	$52,162
Total Assets	$238,819	$235,742	$304,879
LIABILITIES:
Current liabilities	$10,901	$10,663	$13,630
Long-term debt and capital leases	$114,317	$102,417	$124,769
Noncurrent liabilities	$98,410	$102,599	$138,800
Total Liabilities	$223,628	$215,679	$277,199
SHAREHOLDERS' EQUITY	$15,191	$20,063	$27,680
Total Liabilities and Shareholders' Equity	$238,819	$235,742	$304,879

Consolidated Statements of Operations and Cash Flow Data:
Revenues	$29,799	$31,956	$32,559
Operating expenses	$24,529	$25,429	$(22,232)
Operating income	$5,270	$6,527	$54,791
Total other income (expense)	$(9,611)	$35,459	$(6,855)
Income (loss) before income taxes	$(4,341)	$41,986	$47,936
Income tax benefit (expense)	$1,489	$(20,623)	$16,995
Net income (loss)	$(2,852)	$21,363	$64,931
Earnings (loss) per common share:
Basic	$(0.15)	$1.17	$3.54
Diluted	$(0.15)	$1.17	$3.54
Net cash provided by operating activities	$1,895	$4,245	$11,646
Cash dividends paid	$5,036	$27,607	$3,454
Dividends declared per common share	$0.26	$1.43	$0.20
Capital expenditures	$8,588	$3,355	$1,655

Operating Metrics:
Active water connections	19,013	19,964	26,188
Active wastewater connections	18,374	17,820	17,380

The balance sheets as of December 31, 2015 and 2014 have been adjusted to reflect the impact of ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which required debt issuance costs be presented as a direct deduction from the carrying amount of the associated debt liability.  As such, debt issuance costs of $2.2 million and $2.7 million have been reclassified from other assets to noncurrent liabilities, for the years ended December 31, 2015 and December 31, 2014, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K.

Basis of Presentation

The financial statements of Global Water Resources, Inc. have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) and, except where otherwise indicated, are presented in U.S. dollars and references to “$”, “US$”, and “dollars” are to U.S. dollars.

Overview

We are a water resource management company that owns, operates, and manages water, wastewater, and recycled water utilities in strategically located communities, principally in metropolitan Phoenix, Arizona. We seek to deploy our integrated approach, which we refer to as "Total Water Management," a term we use to mean managing the entire water cycle by owning and operating the water, wastewater, and recycled water utilities within the same geographic areas in order to both conserve water and maximize its total economic and social value. We use Total Water Management to promote sustainable communities in areas where we expect growth to outpace the existing potable water supply. Our model focuses on the broad issues of water supply and scarcity and applies principles of water conservation through water reclamation and reuse. Our basic premise is that the world's water supply is limited and yet can be stretched significantly through effective planning, the use of recycled water, and by providing individuals and communities resources that promote wise water usage practices.

Business Outlook

2015 and 2016 continued the trend of positive growth in new connections and re-establishing service on existing previously vacant homes. According to the 2010 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) had a population of 4.2 million in 2010 and is the 14th largest MSA in the U.S., an increase of 29% over the 3.3 million people reported in the 2000 Census. Metropolitan Phoenix’s growth data continues to improve due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that Phoenix Metro will have a population of 4.9 million by 2020 and 6.8 million by 2040. The Arizona Office of Economic Opportunity indicates that Arizona’s employment rate improved 1.2% for the year ended December 31, 2016.

According to the W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus panel, most sectors of real estate are expected to experience improved occupancy and growth. For Maricopa County and Pinal County combined, the W.P. Carey School of Business, using U.S. Census data, reported that single family housing permits were approximately 16,768 permits for 2015. However, for 2016, permits were estimated to be up approximately 10% to 18,456 permits in Maricopa and Pinal Counties combined, and the forecasts for 2017 and 2018 remain positive at approximately 22,000 permits and 25,000 permits, respectively. From there, we believe growth in the region could steadily return towards its normal historical rate of greater than 30,000 single family dwelling permits. Additionally, multifamily, office, retail, and industrial market occupancy rates continued to increase in 2016 compared to 2015 and are expected to continue to increase through 2017.

We believe that our utilities and service areas are directly in the anticipated path of growth primarily in the metropolitan Phoenix area. Market data indicates that our service areas currently incorporate a large portion of the final platted lots, partially finished lots, and finished lots in metropolitan Phoenix. Management believes that we are well-positioned to benefit from the near-term growth in metropolitan Phoenix due to the availability of lots and existing infrastructure in place within our services areas.

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

We are subject to economic regulation by the state regulator, the Arizona Corporation Commission (“ACC”). The U.S. federal and state governments also regulate environmental, health and safety, and water quality matters. We continue to execute on our strategy to optimize and focus the Company in order to provide greater value to our customers and shareholders by aiming to deliver predictable financial results, making prudent capital investments, and focusing our efforts on earning an appropriate rate of return on our investments.

Population and Community Growth

Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, decreased 718 connections, or 1.9%, from a total of 38,744 as of December 31, 2015 to 38,026 as of December 31, 2016. This decrease is due to the sale of Willow Valley Water Company, Inc. (“Willow Valley”). Adjusting for the sale of Willow Valley, total service connections increased to 38,026 as of December 31, 2016 from 37,118 as of December 31, 2015, which represents an increase of 908 connections, or an increase of approximately 2.4%.

As of December 31, 2016, we have 37,387 active service connections compared to 37,784 active service connections as of December 31, 2015, a decrease of 397 or 1.1%. As with the decrease in total service connections, the decrease is due to the sale of Willow Valley. Adjusting for the sale of Willow Valley, active service connections increased 1,115 connections, or 3.1%, to 37,387 as of December 31, 2016 compared to 36,272 as of December 31, 2015. Approximately 98.9% of the 37,387 active service connections are serviced by our Global Water - Santa Cruz Water Company, LLC (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, LLC (“Palo Verde”) utilities.

The graph below presents the historical change in active and total connections for our ongoing operations, adjusting for the condemnation of the assets and operations of Valencia Water Company, Inc. (“Valencia”) and the sale of Willow Valley.

During the economic downturn beginning in 2008, our utilities experienced an increase in the number of vacant homes, reaching a peak of 4,020 vacant connections as of February 28, 2009, approximately 11.2% of our total connections at the time; however, the negative trend began to reverse thereafter with the number of vacant homes decreasing to 639 or 1.7% of total connections as of December 31, 2016.

Economic and Environmental Utility Regulation

We are subject to extensive regulation of our rates by the ACC, which is charged with establishing rates based on the provision of reliable service at a reasonable cost while also providing an opportunity to earn a fair rate of return on rate base for investors of utilities. The ACC uses a historical test year to evaluate whether the plant in service is used and useful, to assess whether costs were prudently incurred, and to set “just and reasonable” rates. Rate base is typically the depreciated original cost of the plant in service (net of contributions in aid of construction (“CIAC”) and advances in aid of construction (“AIAC”), which are funds or property provided to a utility under the terms of a main extension agreement, the value of which may be refundable), that has been determined to have been “prudently invested” and “used and useful”, although the reconstruction cost of the utility plant may also be considered in determining the rate base. The ACC also decides on an applicable capital structure based on actual or hypothetical analyses. The ACC determines a “rate of return” on that rate base, which includes the approved capital structure and the actual cost of debt and a fair and reasonable cost of equity based on the ACC's judgment. The overall revenue requirement for rate making purposes is established by multiplying the rate of return by the rate base and adding “prudently” incurred operating expenses for the test year, depreciation, and any applicable pro forma adjustments.

To ensure an optimal combination of access to water and water conservation balanced with a fair rate of return for investors, our water utility operating revenue is based on two components: a fixed fee and a consumption or volumetric fee. For our water utilities, the fixed fee, or “basic service charge,” provides access to water for residential usage and has generally been set at a level to produce 50% of total revenue. The volumetric fee is based on the total volume of water supplied to a given customer after the minimum number of gallons, if any, covered by the basic service charge, multiplied by a price per gallon set by a tariff approved by the ACC. A discount to the volumetric rate applies for customers that use less than an amount specified by the ACC. For all investor-owned water utilities, the ACC requires the establishment of inverted tier conservation oriented rates, meaning that the price of water increases as consumption increases. For wastewater utilities, wastewater collection, and treatment can be based on volumetric or fixed fees. Our wastewater utility services are billed based solely on a fixed fee, determined by the size of the water meter installed. Recycled water is sold on a volumetric basis with no fixed fee component.

We are required to file rate cases with the ACC to obtain approval for a change in rates. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. In normal conditions, it would not be uncommon to see us file for a rate increase every three years based on year one being the test year, year two being the rate case filing year, and year three being the rate case award year. However, based on our recent settlement with the ACC and extended new rate phase-in period, we will not be initiating the next rate case on this timeline. Moving forward, we will continue to analyze all factors that drive the requirement for increased revenue, including our rate of investment and recurring expenses, and determine the appropriate test year for a future rate case. Refer to “ – Recent Rate Case Activity” for additional information.

Our water and wastewater operations are also subject to extensive U.S. federal, state, and local laws and regulations governing the protection of the environment, health and safety, the quality of the water we deliver to our customers, water allocation rights, and the manner in which we collect, treat, and discharge wastewater. We are also required to obtain various environmental permits from regulatory agencies for our operations. The ACC also sets conditions and standards for the water and wastewater services we deliver. We incur substantial costs associated with compliance with environmental, health and safety, and water quality regulation.

Environmental, health and safety, and water quality regulations are complex and change frequently, and they have tended to become more stringent over time. As newer or stricter standards are introduced, they could increase our operating expenses. We would generally expect to recover expenses associated with compliance for environmental and health and safety standards through rate increases, but this recovery may be affected by regulatory lag.

Economic Environment

The growth of our customer base depends almost entirely on the success of developers in developing residential and commercial properties within our service areas. Real estate development is a cyclical industry and the growth rate of development, especially residential development, since 2006, both nationally and in Arizona has been and continues to be below historical rates. In addition, development in our service areas is contingent upon construction or acquisition of major public improvements, such as arterial streets, drainage facilities, telephone and electrical facilities, recreational facilities, street lighting, and local in-tract improvements (e.g., site grading). Many of these improvements are built by municipalities with public financing, and municipal resources and access to capital may not be sufficient to support development in areas of rapid population growth. For additional information and risks associated with the economic environment, see “Risk Factors” in Part I, Item 1A of this Form 10-K.

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

We have made significant capital investments in our territories within the last thirteen years, and because the infrastructure is new, we do not expect comparable capital investments to be required in the near term, either for growth or to maintain the existing infrastructure. Nevertheless, we have an established capital improvement plan to make targeted capital investments to repair and replace existing infrastructure as needed, address operating redundancy requirements, and improve our overall financial performance, by lowering expenses and increasing revenue. Additionally, to reduce our deferred tax liability of approximately $19.4 million resulting from the gain on the condemnation of the operations and assets of Valencia, we have identified certain currently planned investments within our capital improvement plan that, we determined through a favorable Private Letter Ruling with the Internal Revenue Service, will qualify under the Internal Revenue Code Section 1033 re-investment criteria; however, the timeline to make such investments is limited through the end of 2017. Accordingly, we have accelerated the identified capital expenditures within our capital improvement plan. As a result, we expect capital expenditures to increase in 2017 as compared to recent years, with corresponding reductions to occur in 2018, 2019, and beyond. As of December 31, 2016 our deferred tax liability relating to the Valencia condemnation was approximately $17.1 million.

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

Weather and Seasonality

Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Drought, overuse of sources of water, the protection of threatened species or habitats, or other factors may limit the availability of ground and surface water. Also, customer usage of water and recycled water is affected by weather conditions, particularly during the summer. Our water systems generally experience higher demand in the summer due to the warmer temperatures and increased usage by customers for irrigation and other outdoor uses. However, summer weather that is cooler or wetter than average generally suppresses customer water demand and can have a downward effect on our operating revenue and operating income. Conversely, when weather conditions are extremely dry, our business may be affected by government-issued drought-related warnings and/or water usage restrictions that would artificially lower customer demand and reduce our operating revenue. For additional information and risks associated with weather and seasonality, see “Risk Factors,” included in Item 1A of this Form 10-K. The limited geographic diversity of our service areas makes the results of our operations more sensitive to the effect of local weather extremes. The second and third quarters of the year are generally those in which water services revenue and wastewater services revenue are highest. Accordingly, interim results should not be considered representative of the results of a full year.

Access to and Quality of Water Supply

In many areas of Arizona (including certain areas that we service), water supplies are limited and, in some cases, current usage rates exceed sustainable levels for certain water resources. We currently rely predominantly (and are likely to continue to rely) on the pumping of groundwater and the generation and delivery of recycled water for non-potable uses to meet future demands in our service areas. At present, groundwater (and recycled water derived from groundwater) is the primary water supply available to us. In addition, regulatory restrictions on the use of groundwater and the development of groundwater wells, lack of available water rights, drought, overuse of local or regional sources of water, protection of threatened species or habitats, or other factors, including climate change, may limit the availability of ground or surface water. For additional information and risks associated with the access to and quality of water supply, see “Risk Factors,” included in Item 1A of this Form 10-K.

Recent Rate Case Activity

On July 9, 2012, we filed rate applications with the ACC to adjust the revenue requirements for seven utilities. In August 2013, we entered into a settlement agreement with the ACC staff, the Residential Utility Consumers Office, the City of Maricopa, and other parties to the rate case. The settlement required approval by the ACC’s commissioners before it could take effect. In February 2014, the rate case proceedings were completed and the ACC issued Rate Decision No. 74364, approving the settlement agreement. The collective rate increase included a 9.5% return on common equity which contributed to a 15% increase over revenue in 2011.

For our utilities, adjusting for the condemnation of the operations and assets of Valencia and the sale of Willow Valley, the settlement provided for a collective aggregate revenue requirement increase of $3.6 million based on 2011 test year service connections, phased-in over time, with the first increase in January 2015 as follows (in thousands):

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

With the issuance of Rate Decision No. 74364, in February 2014, the ACC again changed how ICFA funds would be characterized and accounted for going forward. Most notably, the ACC changed the rate treatment of ICFA funds, and ICFA funds already received would no longer be deemed CIAC for rate making purposes. In conjunction with Rate Decision No. 74364, we eliminated the CIAC liability and reversed the associated regulatory liability brought about by the 2010 ruling. ICFA funds already received or which had become due prior to the date of Rate Decision No. 74364 were accounted for in accordance with our ICFA revenue recognition policy that had been in place prior to the 2010 Regulatory Rate Decision, wherein the funds received are recognized as revenue once the obligations specified in the ICFA were met. Rate Decision No. 74364 prescribes that of the ICFA funds which come due and are paid subsequent to December 31, 2013, 70% of the ICFA funds will be recorded in the associated utility subsidiary as a hook-up fee (“HUF”) liability, with the remaining 30% to be recorded as deferred revenue, until such time that the HUF tariff is fully funded, after which the remaining funds will be recorded as deferred revenue in accordance with our ICFA revenue recognition policy. A HUF tariff, specifying the dollar value of a HUF for each utility, was approved by the ACC as part of Rate Decision No. 74364. We are responsible for assuring the full HUF value is paid from ICFA proceeds, and recorded in its full amount by predetermined milestones in Rate Decision No. 74364, even if it results in recording more or less than 30% of the ICFA fee as deferred revenue.

We now account for the portion of future payments received under these agreements allocated to HUF liability as CIAC. However, from the regulator’s perspective, HUFs do not impact rate base until the related funds are expended. These funds are segregated in a separate bank account and are used to construct plant assets. The HUF liability is to be relieved once the funds are used for the construction of plant. For facilities required under a HUF or ICFA, we must first use the HUF funds received, after which we may use debt or equity financing for the remainder of construction. The deferred revenue portion of these fees is recognized as revenue once the obligations specified within the applicable ICFA are met.

We have agreed not to enter into any new ICFAs, and instead will utilize HUF tariffs, which have become an acceptable industry practice in Arizona. As part of the settlement, a HUF tariff was established for each utility. Existing ICFAs will remain in place, with 70% of future ICFA payments to be recorded as HUFs until the HUF liability is fully funded. The HUF liability is relieved as funds are expended to construct plant, at which time a corresponding amount is recorded to CIAC. The portion of ICFA proceeds not recorded as HUF will be recorded as revenue or deferred revenue, in accordance with our ICFA revenue recognition policy.

In addition to ICFAs, we have various line extension agreements with developers and builders, whereby funds, water line extensions, or wastewater line extensions are provided to us by the developers and are considered refundable advances for construction. These AIACs are subject to refund by us to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility services constructed under the agreement over a specified period. Upon the expiration of the agreements’ refunding period, the remaining balance of the AIAC becomes nonrefundable and at that time is considered CIAC. CIAC is amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, a utility plant funded by AIAC and CIAC is excluded from rate base.

Recent Events

Reorganization Transaction

On January 19, 2016, GWR Global Water Resources Corp. (“GWRC”) announced that it agreed to pursue a reorganization transaction with the Company that resulted in GWRC merging with and into the Company (the “Reorganization Transaction”). The Reorganization Transaction closed on May 3, 2016. GWRC was organized in 2010 to acquire shares of the Company, and held an approximate 47.8% interest prior to the merger. The Reorganization Transaction was part of the Company’s overall plan to simplify its corporate structure by eliminating one level of holding company ownership, refinance its outstanding tax-exempt bonds on more favorable terms (as described below), improve liquidity for shareholders over the medium- to long-term, and have a single governing jurisdiction in the U.S., where all of the assets, operations, and employees of the business are located. As a result of the merger, GWRC ceased to exist as a British Columbia corporation and the Company, governed by the corporate laws of the State of Delaware, is the surviving entity.

Debt Refinancing

With the completion of the initial public offering of shares of common stock of the Company in the U.S. (the “U.S. IPO”), the Company had the right to redeem all of its outstanding tax-exempt bonds at a price of 103% of the principal amount, plus interest accrued at the redemption date. Following completion of the IPO, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) to issue two series of senior secured notes with total principal balance of $115.0 million. On June 24, 2016, the Company closed the Note Purchase Agreement, which proceeds were primarily used to pay down the outstanding $106.7 million in tax-exempt bonds at 103%.

Stipulated Condemnation of the Operations and Assets of Valencia

On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgement of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye paid the Company $55.0 million at close, plus an additional $108,000 in working capital adjustments. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement.

Sale of Willow Valley

On March 23, 2015, the Company reached an agreement to sell the operations and assets of Willow Valley to EPCOR Water Arizona Inc. (“EPCOR”). Pursuant to the terms of the agreement, EPCOR purchased all the operations, assets, and rights used by Willow Valley to operate the utility system for $2.3 million. The transaction was approved by the ACC on March 10, 2016, and closed on May 9, 2016.

Sale of Loop 303 Contracts

In September 2013, we entered into an agreement to sell certain wastewater facilities main extension agreements and offsite water management agreements for the contemplated Loop 303 service area, along with their related rights and obligations (which we refer to collectively as the “Loop 303 Contracts”), relating to the 7,000-acre territory within a portion of the western planning area of the City of Glendale, Arizona known as the “Loop 303 Corridor.” Pursuant to the agreement, we sold the Loop 303 Contracts to EPCOR for total proceeds of approximately $4.1 million ($3.1 million of which has been received as of December 31, 2016), which will be paid to us over a multi-year period. Receipt of the remaining proceeds will occur and be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners of the Loop 303 Corridor. As part of the consideration, we agreed to complete certain engineering work required in the offsite water management agreements, which we completed in 2013, thereby satisfying our remaining obligations relating to the Loop 303 Contracts. In April 2015, we received proceeds of approximately $296,000 related to the sale of the Loop 303 Contracts. As of December 31, 2016, proceeds of $1.0 million remain outstanding, and when received will be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners.

Sonoran Acquisition Liability

On March 17, 2016, the Company entered into an agreement with Sonoran Utility Services, LLC (“Sonoran”) to amend certain provisions of the purchase and sale agreement related to the acquisition of Sonoran’s assets on June 15, 2005. The amended agreement allowed the Company to reduce its original $3.8 million acquisition liability due to Sonoran in 2018 to $2.8 million, through a settlement agreement executed subsequent to the Note Purchase Agreement in June 2016. Upon settlement of the Sonoran acquisition liability, the Company recorded a gain of $954,000 in other income for the year ended December 31, 2016.

Private Letter Ruling

On June 2, 2016, the Company received a Private Letter Ruling from the Internal Revenue Service that, for purposes of deferring the approximately $19.4 million gain realized from the condemnation of the operations and assets of Valencia, determined that the assets converted upon the condemnation of such assets could be replaced through certain reclamation facility improvements contemplated by the Company under Internal Revenue Code §1033 as property similar or related in service or use. In June 2016, the Company converted all operating subsidiaries from corporations to limited liability companies to take full advantage of the benefits of such ruling. As of December 31, 2016 our deferred tax liability relating to the Valencia condemnation was approximately $17.1 million.

Pursuant to Internal Revenue Code §1033, the Company may defer the gain on condemnation through the end of the year 2017. As such, the Company has identified certain currently planned investments within our capital improvement plan, which we have accelerated. As a result, we expect capital expenditures to increase in 2017 as compared to recent years, with corresponding reductions to occur in 2018, 2019, and beyond.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting, we are not organized around specific products and services, geographic regions, or regulatory environments. We currently operate in one geographic region within the State of Arizona, wherein each operating utility operates within the same regulatory environment.

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

Comparison of Results of Operations for the Years Ended December 31, 2016, 2015, and 2014

The following table summarizes our results of operations for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Revenues	$29,799	$31,956	$32,559
Operating expenses	24,529	25,429	(22,232)
Operating income	5,270	6,527	54,791
Total other income (expense)	(9,611)	35,459	(6,855)
Income (loss) before income taxes	(4,341)	41,986	47,936
Income tax (expense) benefit	1,489	(20,623)	16,995
Net income (loss)	$(2,852)	$21,363	$64,931

Basic earnings (loss) per common share	$(0.15)	$1.17	$3.54
Diluted earnings (loss) per common share	$(0.15)	$1.17	$3.54

Revenues – The following table summarizes our revenues for the years ended December 31, 2016, 2015, and 2014 (in thousands).

	For the Year Ended December 31,
	2016	2015	2014
Water services	$13,978	$16,320	$18,076
Wastewater and recycled water services	15,740	15,020	14,112
Unregulated revenues	81	616	371
Total revenues	$29,799	$31,956	$32,559

Total revenues decreased $2.2 million, or 6.7%, for the year ended December 31, 2016 compared with the year ended December 31, 2015. The decrease in revenues was primarily related to the condemnation of the operations and assets of Valencia which occurred in July 2015 and the sale of Willow Valley in May of 2016, which together contributed revenue of $4.0 million for the year ended December 31, 2015 and $306,000 for the year ended December 31, 2016. The decrease related to the condemnation of Valencia and the sale of Willow Valley was partially offset by an increase in revenue for the remaining operating utilities, which increased $1.6 million, or 5.7%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in revenue for the remaining operating utilities reflects the increase in rates related to Rate Decision No. 74364 in February 2014 combined with a 3.1% increase in active service connections (adjusted for the condemnation of the operations and assets of Valencia and the sale of Willow Valley) combined with an increase in consumption during the year ended December 31, 2016 compared to year ended December 31, 2015. This increase was partially offset by a $535,000 reduction in unregulated revenue.

Total revenues decreased $603,000, or 1.9%, for the year ended December 31, 2015 compared with the year ended December 31, 2014. The decrease in revenues was primarily due to the condemnation of the operations and assets of Valencia, which occurred in July 2015, which contributed $5.9 million for the year ended December 31, 2014, and $3.3 million for the year ended December 31, 2015. The remaining operating utilities’ revenue increased $2.0 million, or 7.5%, reflecting a decrease in precipitation resulting in higher usage of water, for the year ended December 31, 2015 compared to the year ended December 31, 2014 combined with the increase in rates due to Rate Decision No. 74364 and an increase in active connections.

Water Services – Water services revenues decreased $2.3 million, or 14.4%, to $14.0 million for the year ended December 31, 2016 compared to $16.3 million for the year ended December 31, 2015. The decrease is primarily due to the condemnation of the operations and assets of Valencia and the sale of Willow Valley, which contributed $4.0 million for the year ended December 31, 2015 and $306,000 for the year ended December 31, 2016. The decrease in water service revenue was partially offset by an increase in water service revenue for the remaining operating utilities of $1.4 million, or 11.4%, for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Water services revenues decreased $1.8 million, or 9.7%, to $16.3 million for the year ended December 31, 2015 compared with $18.1 million for the year ended December 31, 2014. The condemnation of the operations and assets of Valencia contributed $5.9 million for the year ended December 31, 2014 and $3.3 million for the year ended December 31, 2015. The remaining operating utilities’ water services revenue for the year ended December 31, 2015 increased $839,000, or 6.9%, compared to the year ended December 31, 2014.

Water services revenue based on consumption decreased $452,000, or 6.8%, to $6.2 million for the year ended December 31, 2016 compared to $6.7 million for the year ended December 31, 2015. The decrease in revenue was primarily driven by the condemnation of the assets and operations of Valencia and the sale of Willow Valley, which contributed $1.7 million for the year ended December 31, 2015 and $67,000 for the year ended December 31, 2016. The decrease in water service revenue related to the condemnation of Valencia and sale of Willow Valley was partially offset by an increase water service revenue for the remaining operating utilities, which increased $1.2 million, or 23.0%, to $6.2 million for the year ended December 31, 2016 compared to $5.0 million for the year ended December 31, 2015. The increase in water service revenue for the remaining operating utilities is related to the onset of new rates in 2016 combined with an increase in active water connections and an increase in consumption compared to 2015.

Water services revenue based on consumption decreased $1.1 million, or 13.9%, to $6.7 million for the year ended December 31, 2015 from $7.8 million for the year ended December 31, 2014. The decrease in revenue was primarily driven by a decrease in active water connections related to the condemnation of the operations and assets of Valencia, which contributed $2.8 million for the year ended December 31, 2014 and $1.7 million for the year ended December 31, 2015. The remaining operating utilities’ consumption revenue increased $234,000, or 4.7%, to $5.2 million for the year ended December 31, 2015 compared to $5.0 million for the year ended December 31, 2014. The remaining operating utilities’ consumption revenue increased due to the onset of new rates in 2015 combined with an increase in active water connections and am increase in consumption compared to 2014.

Active water connections decreased 4.8% to 19,013 as of December 31, 2016 from 19,964 as of December 31, 2015 primarily as the result of the sale of Willow Valley. However, after adjusting to remove the active water service connections of Willow Valley, active connections increased 3.0% to 19,013 as of December 31, 2016 from 18,452 as of December 31, 2015.

Active water connections decreased 23.8% to 19,964 as of December 31, 2015 from 26,188 as of December 31, 2014 as a result of the condemnation of the operations and assets of Valencia. However, after adjusting to remove the active water service connections of Valencia, active connections increased 2.3% to 19,964 as of December 31, 2015 from 19,515 as of December 31, 2014.

Water consumption decreased 7.8% to 2.2 billion gallons for the year ended December 31, 2016 from 2.4 billion gallons for the year ended December 31, 2015. The decrease in water consumption was primarily driven by the condemnation of the operations and assets of Valencia and the sale of Willow Valley, which consumed 467 million gallons for the year ended December 31, 2015 and 17 million gallons for the year ended December 31, 2016. The water consumption for the remaining operating utilities increased 13.9% to 2.2 billion gallons for the year ended December 31, 2016 compared to 1.9 billion gallons for the year ended December 31, 2015. The increase in consumption can be attributed to the increase in active connections (in each case adjusting for the condemnation of the operations and assets of Valencia and the sale of Willow Valley) combined with an increase in average temperature and a decrease in precipitation for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Water consumption decreased 17.2% to 2.4 billion gallons for the year ended December 31, 2015 from 2.9 billion gallons for the year ended December 31, 2014. The decrease in consumption was primarily driven by the condemnation of the operations and assets of Valencia in July 2015, which consumed 410 million gallons for the year ended December 31, 2015 compared to 807 million gallons consumed for the year ended December 31, 2014. The water consumption of the remaining operating utilities decreased 4.6% to 2.0 billion gallons for the year ended December 31, 2015 compared to 2.1 billion gallons for the year ended December 31, 2014.

Water services revenue associated with the basic service charge decreased $1.8 million, or 19.0%, to $7.5 million for the year ended December 31, 2016 compared to $9.2 million for the year ended December 31, 2015. The decrease in basic water service revenue is primarily driven by the condemnation of the operations and assets of Valencia and the sale of Willow Valley, which contributed $2.2 million for the year ended December 31, 2015 and $235,000 for the year ended December 31, 2016. The decrease was partially offset by an increase in basic revenues for the remaining operating utilities, which increased $203,000, or 2.9%, to $7.2 million for the year ended December 31, 2016 compared to $7.0 million for the year ended December 31, 2015, reflecting growth in total active connections as well as an increase in rates due to Rate Decision No. 74364.

Water services revenue associated with the basic service charge decreased $650,000, or 6.6%, to $9.2 million for the year ended December 31, 2015 compared to $9.9 million for the year ended December 31, 2014 due to the condemnation of the operations and assets of Valencia. The basic service charge revenue for the remaining operating utilities increased $641,000, or 9.3%, to $7.6 million for the year ended December 31, 2015 compared to $7.0 million for the year ended December 31, 2014, reflecting growth in total active connections as well as an increase in rates due to Rate Decision No. 74364.

Wastewater and Recycled Water Services – Wastewater and recycled water services revenues increased $720,000, or 4.8%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase reflects the increase in rates related to Rate Decision No. 74364 as well as the increase of active wastewater connections, which increased 3.1% to 18,374 as of December 31, 2016 from 17,820 as of December 31, 2015.

Wastewater and recycled water services revenues increased $908,000, or 6.4%, to $15.0 million for the year ended December 31, 2015 compared to $14.1 million for the year ended December 31, 2014. The increase was primarily due to the onset of new rates in 2015 due to Rate Decision No. 74364 combined with an increase in the number of active wastewater connections.

Recycled water revenue, which is based on the number of gallons delivered, increased $183,000, or 35.9%, to $693,000 for the year ended December 31, 2016 compared to $510,000 for the year ended December 31, 2015. The recycled water revenue increase is a function of an increase in rates and volume delivered. Recycled water rates increased 30% per Rate Decision No. 74364 compared to 2015. The volume of recycled water delivered decreased approximately 3 million gallons, or 0.5%, to 635 million gallons for the year ended December 31, 2016 from 639 million gallons for the year ended December 31, 2015.

Recycled water revenue increased $181,000, or 54.8%, to $510,000 for the year ended December 31, 2015 compared to $330,000 for the year ended December 31, 2014. The volume of recycled water delivered increased 63 million gallons, or 11.0%, to 639 million gallons for the year ended December 31, 2015 compared to 576 million gallons for the year ended December 31, 2014.

Unregulated Revenues – Unregulated revenues, which are primarily rental fees derived from leases of space on a utility-owned communications tower and the imputed revenue resulting from our public-private partnership with the City of Maricopa, decreased $535,000, or 86.9%, to $81,000 for the year ended December 31, 2016 compared to $616,000 for the year ended December 31, 2015. The decrease in revenue was driven by the expiration of the temporary arrangement within the public-private partnership memorandum of understanding with the City of Maricopa, wherein we agreed to offset the cash payment of our license fee through December 31, 2015 for certain utility related services we provide to the City of Maricopa. These commitments were satisfied, and the associated license fees were being accounted for as unregulated revenue until the expiration of the temporary arrangement on December 31, 2015.

Unregulated revenues increased $245,000, or 66.0%, to $616,000 for the year ended December 31, 2015 compared to $371,000 for the year ended December 31, 2014. The increase in revenue was driven by an increase in infrastructure coordination and financing agreement-related imputed revenue resulting from our public-private partnership memorandum of understanding with the City of Maricopa starting in April 2014, wherein we agreed to offset the cash payment of our license fee through December 31, 2015 for certain utility related services the City of Maricopa required from the Company. These commitments were previously finalized, and the associated license fees were accounted for as unregulated revenue until the expiration of the agreement on December 31, 2015.

Operating Expenses – The following table summarizes our operating expenses for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Operations and maintenance	$6,188	$7,080	$8,020
Operations and maintenance - related party	1,853	2,179	2,398
General and administrative	10,209	7,957	8,809
Gain on regulatory order	—	—	(50,664)
Depreciation	6,279	8,213	9,205
Total operating expenses	$24,529	$25,429	$(22,232)

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, contract services, and property tax, decreased $892,000, or 12.6%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in operations and maintenance costs was primarily driven by the condemnation of the assets and operations of Valencia and the sale of Willow Valley.

Operations and maintenance costs decreased $940,000, or 11.7%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in operations and maintenance costs was primarily driven by the condemnation of the assets and operations of Valencia.

Total personnel costs decreased $386,000, or 18.4%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to a decrease in personnel related to the condemnation of the operations and assets of Valencia and the sale of Willow Valley, which contributed $534,000 for the year ended December 31, 2015 and $60,000 for the year ended December 31, 2016. This decrease in personnel expenses was partially offset by an increase of $88,000, or 5.7%, in personnel expenses of the remaining operating utilities for the year ended December 31, 2016 compared to the year ended December 31, 2015. Personnel expense for the remaining operating utilities increased due to an increase in salary and wages related to certain organizational changes for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Total personnel costs decreased $349,000, or 14.3%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to a decrease in personnel related to the condemnation of the operations and assets of Valencia, which contributed $759,000 for the year ended December 31, 2014 and $357,000 for the year ended December 31, 2015. The remaining operating utilities’ personnel costs increased $52,000 for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Utilities and power expense decreased $92,000, or 5.8%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. Utilities and power expense decreased as a result of the condemnation of the operations and assets of Valencia and sale of Willow Valley, which contributed $222,000 for the year ended December 31, 2015 and $12,000 for the year ended December 31, 2016. The decrease in utilities expense was partially offset by an increase in the utility expense of the remaining operating utilities, which increased $117,000, or 8.6%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in utilities expense is primarily related to an increase in consumption.

Utilities and power expense decreased $358,000, or 18.4%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. Utilities and power expense decreased as a result of the condemnation of operations and assets of Valencia, which contributed $484,000 for the year ended December 31, 2014 and $193,000 for the year ended December 31, 2015. Utilities and power expense for the remaining operating utilities decreased $72,000 for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Property taxes decreased $272,000, or 13.0%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. Property taxes primarily decreased due to the condemnation of the operations and assets of Valencia and the sale of Willow Valley, which contributed $210,000 for the year ended December 31, 2015 and zero for the year ended December 31, 2016. Property tax expense decreased for the remaining operating utilities by $61,000, or 3.3%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. Property taxes for the remaining utilities decreased as a result of a change in property tax assessment in 2016 compared to 2015.  Property taxes for the year ended December 31, 2015 did not change significantly when compared to the year ended December 31, 2014.

Contract services expense decreased $116,000, or 35.4%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. Contract services decreased as a result of a reduction in disposal fees. Disposal fees decreased $88,000, or 77.4%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. Residual disposal declined due to the elimination of third party transportation expenses related to the transfer of certain disposal activities in-house combined with the elimination of bio-solid disposal fees, as we initiated direct land application of bio-solids in July 2014. Bio-solids are a by-product of our water reclamation process and were previously disposed of within a landfill. Currently, bio-solids are beneficially reused as fertilizer by an agricultural farmer who accepts the bio-solids at no cost.  Contract services for the year ended December 31, 2016 did not change significantly when compared to the year ended December 31, 2015.

Operations and Maintenance – Related Party – Operations and maintenance related party expenses are for service fees paid to FATHOM™ with respect to billing, customer service and other support provided to our regulated utilities. Service fees paid to FATHOM™ decreased $326,000, or 15.0%, to $1.9 million for the year ended December 31, 2016 compared to $2.2 million for the year ended December 31, 2015. FATHOM™ service fees primarily decreased as a result of the condemnation of the operations and assets of Valencia and the sale of Willow Valley, which contributed $475,000 in expenses for the year ended December 31, 2015 and $60,000 for the year ended December 31, 2016. This decrease was partially offset by an increase in service fees for the remaining operating utilities, which increased $89,000, or 5.2%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. FATHOM™ service fees for the remaining operating utilities increased in relation to an increase in their active water connections combined with a consumer price index increase in the monthly charge pursuant to the services contract.

Operations and maintenance related party expenses totaled $2.2 million for the year ended December 31, 2015 compared to $2.4 million for the year ended December 31, 2014. Fathom services fees decreased as a result of the condemnation of the operations and assets of Valencia.

General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $2.3 million, or 28.3%, to $10.2 million for the year ended December 31, 2016 compared to $8.0 million for the year ended December 31, 2015.  General and administrative costs decreased $852,000, or 9.7%, during the year ended December 31, 2015 compared to the year ended December 31, 2014.

Personnel related costs decreased $670,000, or 19.6%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The 2016 decrease was driven by a non-recurring bonus of $591,000 paid in relation to closing of the condemnation of the operations and assets of Valencia in 2015. Excluding the non-recurring bonus, personnel related costs decreased $79,000, or 2.3%, primarily due to a decrease in medical expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015.

For the year ended December 31, 2015, personnel costs decreased $1.0 million, or 19.9%, compared to the year ended December 31, 2014. Personnel costs decreased as a result of a decline in wage and bonus expense combined with a decrease in deferred compensation. Salary, bonus, and benefit expense decreased $514,000 for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease in salary, bonus, and benefit expense is primarily due to a decrease of approximately $821,000 related to the completion of our executive transition plan, wherein we no longer accrue and pay a salary and bonus to Mr. Hill and Ms. Bowers, each of who transitioned to directors of the Company in 2015. The decrease related to our executive transition plan is inclusive of $300,000 of cash bonus payments made in lieu of phantom stock units (“PSUs”) in 2014 that did not occur in 2015, which were made to reduce the potential exposure to an increase in deferred compensation expense resulting from PSU re-measurement corresponding to an increase in share price. This decrease is partially offset by a one-time bonus of $591,000 for members of management holding stock appreciation rights at the time of the special dividend paid out in August 2015, combined with a $65,000 increase in labor capitalized to ongoing projects.

Deferred compensation costs increased $1.1 million, or 158.7% for the year ended December 31, 2016 compared to the year ended December 31, 2015. Deferred compensation increased as a result of the change in our stock price, which increased $3.60 for the year ended December 31, 2016 compared to a U.S. Dollar adjusted stock price increase of $0.97 for the year ended December 31, 2015, combined with the continued vesting of outstanding PSUs and SARs. PSUs and SARs derive their value from the value of one outstanding share of stock. Deferred compensation is recorded upon the vesting of these awards. Outstanding vested units are revalued   periodically based upon the change in unit price as derived from the change in stock price.

Deferred compensation decreased $587,000 for the year ended December 31, 2015 compared to the year ended December 31, 2014. Deferred compensation decreased primarily as a result of the reduction in the total number of PSUs outstanding for the year ended December 31, 2015 compared to the year ended December 31, 2014. The U.S. Dollar adjusted share price increased $0.97 for both the years ended December 31, 2015 and 2014.

City of Maricopa memorandum of understanding fees increased $316,000 or 57.8%, to $863,000 for the year ended December 31, 2016 compared to $547,000 for the year ended December 31, 2015. Previously, we agreed to offset the cash payments associated with the license fees through December 31, 2015 with miscellaneous utility related services provided by us to the City of Maricopa. Beginning in January 2016, we began paying the City of Maricopa for the license fees calculated at 3% of revenues of Palo Verde Utility Company and Santa Cruz Water Company. City of Maricopa memorandum of understanding fees for the year ended December 31, 2015 did not change significantly when compared to the year ended December 31, 2014.

Regulatory expenses increased $154,000, or 205.3%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in regulatory expense was due to amortization of deferred rate case costs incurred during the latest rate case that resulted in Rate Decision No. 74364. Amortization of the deferred rate case costs began in January 2015 in conjunction with the onset of new rates. Regulatory expenses for the year ended December 31, 2016 did not change significantly when compared to the year ended December 31, 2015.

Professional fees, which include legal and accounting costs, increased $49,000, or 3.6%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. Professional fees increased primarily as a result of a $214,000 increase in legal expenses associated with being a U.S. publicly traded company, which expenses were historically recorded at GWRC, combined with an increase associated with the Private Letter Ruling. These increases were partially offset by a $165,000 decrease in accounting and other services, which decreased as part of a reduction in expenses related to audit and tax services combined with a reduction in certain other consulting arrangements.

Professional fees decreased $76,000, or 5.3%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, as certain accounting and legal fees related to Rate Decision No. 74364 were incurred during the year ended December 31, 2014 that did not occur in 2015.

Board compensation costs increased $1.0 million, or 259.2% for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in board compensation is primarily related to $649,000 in stock option expense associated with the 2016 option grant for the year ended December 31, 2016 compared to zero for the year ended December 31, 2015.  Additionally, board compensation expense increased as a result of the change in stock price, which increased $3.60 for the year ended December 31, 2016 compared to the U.S. Dollar adjusted increase of $0.97 for the year ended December 31, 2015, combined with an increase in the number of deferred phantom units (“DPUs”) outstanding as of December 31, 2016 compared to December 31, 2015.

Board compensation increased $238,000, or 154.3%, to $392,000 for the year ended December 31, 2015 compared to the year ended December 31, 2014. Board compensation increased due to the completion of the executive transition plan in 2015, wherein Mr. Hill and Ms. Bowers began being compensated as board members rather than employees. In addition to the transition plan, board compensation was also affected by an approximately $44,000 in DPUs awarded to certain board members in conjunction with the one-time dividend paid out in August 2015 in relation to the condemnation of the operations and assets of Valencia.

Miscellaneous expenses increased $210,000 or 85.4% for the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase is primarily related to an increase in the taxes and fees associated with the completion of the U.S. IPO and our status as a U.S. publicly traded company, of which a portion of these expenses were historically recorded at GWRC.

Gain on Regulatory Order – The $50.7 million gain on regulatory order recorded during the year ended December 31, 2014 represents the benefit to the Company’s periodic earnings as a result of Rate Decision No. 74364, which concluded that infrastructure coordination and financing agreement funds received historically would no longer be recorded as contributions in aid of construction.

Depreciation – Depreciation expense decreased by $1.9 million, or 23.5%, to $6.3 million for the year ended December 31, 2016. This decrease is primarily related to the condemnation of the operations and assets of Valencia and the sale of Willow Valley, which recorded depreciation of approximately $63,000 for the year ended December 31, 2016 and $1.4 million for the year ended December 31, 2015 in addition to certain assets reaching the end of their useful lives and, therefore, having been fully depreciated.

Depreciation expense decreased by $992,000, or 10.8%, to $8.2 million for the year ended December 31, 2015 compared to $9.2 million the year ended December 31, 2014. The decrease of depreciation expense is primarily due to the condemnation of the operations and assets of Valencia combined with some of our assets reaching their full useful life and, therefore, having been fully depreciated.

Other Income (Expense) – Other expense totaled a net $9.6 million for the year ended December 31, 2016 compared to net other income of $35.5 million for the year ended December 31, 2015. The change in other expense is primarily driven by the $43.0 million gain associated with the condemnation of the operations and assets of Valencia recorded in 2015 combined with a $3.6 million increase in interest expense in 2016. The increase in net expense in 2016 was partially offset by a $1.5 million increase in other income.

Interest expense increased 43.0% to $11.9 million for the year ended December 31, 2016 compared to $8.3 million for the year ended December 31, 2015. Interest expense increased due to the refinancing of debt that was completed in June of 2016. As part of the refinancing, we paid $3.2 million in prepayment penalties and wrote off the remaining $2.2 million in capitalized loan fees related to the retired bonds. These increases were partially offset by lower interest rate expense in the second half of 2016 related to the refinancing of our bonds in June 2016.

Other income increased to $2.2 million for the year ended December 31, 2016 compared to income of $767,000 for the year ended December 31, 2015. The increase in other income was primarily attributed to a $954,000 gain on the settlement of the Sonoran purchase liability. The Sonoran liability was originally due in June 2018, however, by accelerating the payoff of the liability, we were able to reduce the original liability of $3.8 million to $2.8 million. Additionally, other income includes approximately $1.2 million related to the Valencia earn out for the year ended December 31, 2016 compared to $624,000 for the year ended December 31, 2015, wherein we receive $3,000 for each new meter installed in the Valencia service area. These gains were partially offset by a $54,000 loss on sale of Willow Valley Water Company in May of 2016 combined with a reduction in other income related to the 2015 gain of $296,000 on proceeds received in relation to the sale of Loop 303 Contracts.

Other income totaled a net $35.5 million for the year ended December 31, 2015 compared to net other expense of $6.9 million for the year ended December 31, 2014. Other income (expense) primarily consisted of the gain on the condemnation of the operations and assets of Valencia, interest expense, loss on equity method investment and other income. The $42.3 million change in other income is primarily attributed to the $43.0 million gain recorded in 2015 with the condemnation of the operations and assets of Valencia combined with $624,000 of income attributed to the Valencia earn out, wherein we receive $3,000 for each new meter installed within our prior service area over a 20-year period, beginning January 1, 2015. The gain on the condemnation of the operations and assets of Valencia was partially offset by $2.0 million of interest income related to the Sierra Negra Ranch, LLC litigation recorded during the year ended December 31, 2014, which was not recorded in 2015.

Loss on equity method investment, recorded to other income (expense)—related party on the consolidated statements of operations, decreased $473,000 for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to the reduction in the Company’s share of ongoing losses, which declined as a result of the recapitalization of Fathom Water Management Holdings, LLP in November 2014. Equity method losses for the year ended December 31, 2016 did not change significantly when compared to the year ended December 31, 2015.

Income Tax Benefit – An income tax benefit of $1.5 million was recorded for the year ended December 31, 2016 compared to income tax expense of $20.6 million for the year ended December 31, 2015. The income tax benefit is related to our current period losses.

Income tax expense increased to $20.6 million for the year ended December 31, 2015 compared to a benefit of $17.0 million for the year ended December 31, 2014. The change in income tax expense is driven by the $20.2 million tax expense related to the condemnation of the operations and assets of Valencia for the year ended December 31, 2015 compared to a $16.1 million tax benefit related to the reversal of substantially all the deferred tax asset valuation allowance for the year ended December 31, 2014 as a result of Rate Decision No. 74364.

Effective June 2012 and through December 31, 2013, the Company maintained a full income tax valuation allowance against its net deferred tax assets. During the year ended December 31, 2014, as a result of the additional revenues expected to be provided by Rate Decision No. 74364, as well as other factors, the Company performed an evaluation of its deferred tax assets and determined that sufficient evidence existed such that the majority of the Company’s deferred tax assets would be utilized in the future. Accordingly, the Company reversed substantially all of the deferred tax asset valuation allowance previously recorded, resulting in a $16.1 million income tax benefit. For the year ended December 31, 2014, the Company recorded an $868,000 income tax benefit related to current year losses.

Net Loss – Our net loss totaled $2.9 million for the year ended December 31, 2016 compared to a net income of $21.4 million for the year ended December 31, 2015. The $24.2 million decrease for the year ended December 31, 2016 compared to the year ended December 31, 2015 is primarily attributed to the $43.0 million gain on the condemnation of operations and assets of Valencia, net of a $20.2 million tax liability for the year ended December 31, 2015. Additionally, interest expense increased $3.6 million and deferred compensation and board compensation increased $2.1 million. Interest expense increased due to the expenses associated with our debt refinancing. Deferred compensation increased primarily due to an increases in stock price, combined with option grants to members of the board. The amounts were partially offset by an income tax benefit of $1.5 million related to our current period losses.

Net income totaled $21.4 million for the year ended December 31, 2015 compared to $64.9 million for the year ended December 31, 2014. The change in net income for the year ended December 31, 2015 is primarily attributed to the $43.0 million gain on the condemnation of the operations and assets of Valencia, net of a $20.2 million tax liability for the year ended December 31, 2015 compared to the $50.7 million gain on regulatory order, $16.1 million release of income tax asset valuation allowance and interest income of $2.0 million related to the resolution of certain litigation recorded for the year ended December 31, 2014 that did not occur in 2015. Additionally, the Company recognized approximately $296,000 of income from proceeds related to the sale of Loop 303 Contracts along with a $176,000 loss in conjunction with the classification of Willow Valley's assets as held for sale, which did not occur in 2014.

Outstanding Share Data

As of March 10, 2017, there were 19,581,266 shares of our common stock outstanding and options to acquire an additional 368,395 shares of our common stock outstanding.

Liquidity and Capital Resources

Our capital resources are provided by internally generated cash flows from operations as well as debt and equity financing. Additionally, our regulated utility subsidiaries receive advances and contributions from customers, home builders, and real estate developers to partially fund construction necessary to extend service to new areas. We use our capital resources to:

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

As of December 31, 2016, we have one notable near-term cash expenditure obligation related to an estimated $178,000 tax liability associated with the GWRC merger. We have no notable near-term debt obligations. While specific facts and circumstances could change, we believe that we have sufficient cash on hand and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan as well as remain in compliance with our debt covenants for at least the next twelve months.

In March 2014, we initiated a dividend program to declare and pay a monthly dividend. On November 14, 2016 we announced a monthly dividend increase from $0.022 per share ($0.264 per share annually) to $0.0225 per share ($0.27 per share annually). Although we expect monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of our board of directors and is subject to legal requirements.

The senior secured notes contain a provision limiting the payment of dividends if we fall below a debt service ratio of consolidated EBITDA to consolidated debt service of 1.25, or 1.20 for the quarters ending June 30, 2021 through the quarter ending March 31, 2024. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest, and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, dividend declarations and stock repurchases. As of December 31, 2016, we were in compliance with our dividend covenant, and we believe we will remain in compliance for at least the next twelve months.

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

For the year ended December 31, 2016, our net cash provided by operating activities totaled $1.9 million compared to $4.2 million for the year ended December 31, 2015. The $2.4 million change in cash from operating activities is primarily driven by an increase in net losses for the year ended December 31, 2016 compared to the year ended December 31, 2015. This loss was primarily driven by the $3.2 million prepayment penalty on the retirement of our tax exempt bonds.

For the years ended December 31, 2015 and December 31, 2014, the Company’s net cash provided by operating activities totaled $4.2 million and $11.6 million, respectively. The $7.4 million change in cash from operating activities was primarily driven by $2.8 million of infrastructure coordination and financing agreement funds and $2.0 million of interest in connection with the settlement of the Sierra Negra Ranch, LLC litigation, received for the year ended December 31, 2014 and not for 2015. Additionally, cash from operations was affected by a $1.4 million payout of accrued PSU expense for the year ended December 31, 2015.

Further, operating cash flows are affected by the timing of the recording and settlement of accounts payable and other accrued liabilities.

Cash Used In Investing Activities

Our net cash used in investing activities totaled $6.2 million for the year ended December 31, 2016 compared to $52.0 million cash provided by investing activities for the year ended December 31, 2015. The $58.1 million change was primarily driven by $55.1 million in proceeds received in relation to the condemnation of the operations and assets of Valencia in 2015. In addition, capital expenditures increased $5.2 million to $8.6 million for the year ended December 31, 2016 compared to $3.4 million for the year ended December 31, 2015. These capital expenditures for the year ended December 31, 2016 were partially offset by the $2.3 million in cash proceeds from the sale of Willow Valley.

For the year ended December 31, 2015, the Company’s net cash provided by investing activities totaled $52.0 million compared to $1.4 million in net cash used in investing activities for the year ended December 31, 2014. The $53.4 million change was primarily driven by the $55.2 million in proceeds received in relation to the condemnation of the operations and assets of Valencia and $296,000 in proceeds from the sale of Loop 303 Contracts received during the year ended December 31, 2015. These increases were partially offset by a $1.7 million increase in capital expenditures for the year ended December 31, 2015 compared to the year ended December 31, 2014.

We continue to invest capital prudently in our existing, core service areas where we are able to deploy our Total Water Management model and as service connections grow. This includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. We expect capital expenditures to increase in 2017 as compared to recent years as a result of our decision to accelerate certain capital expenditures within our capital improvement plan related to the recently obtained Private Letter Ruling (see “–Recent Events–Private Letter Ruling”), which provides that water reclamation facility improvements are similar or related in service or use, which capital improvements would defer a portion of the tax gain realized from the condemnation of the operations and assets of Valencia. Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Used In Financing Activities

Our net cash provided by financing activities totaled $13.3 million for the year ended December 31, 2016, a $64.5 million change as compared to the $51.3 million in cash used in financing activities for the year ended December 31, 2015. This change was primarily driven by the refinancing of tax exempt bonds, wherein we repaid $106.7 million in tax exempt bonds with $115.0 million in proceeds from our two series of senior secured notes, combined with the release of $8.8 million in bond reserves associated with the refinancing. Additionally, we generated $5.5 million in net proceeds from our recently completed U.S. IPO. Proceeds received for the year ended December 31, 2016 were partially offset by the $2.8 million payment to settle our Sonoran acquisition liability, combined with $5.0 million in dividends paid. Cash used in financing activities for the year ended December 31, 2015 was primarily driven by $27.6 million in dividends paid and $21.7 million in loan repayments of which $21.3 million was associated with the retirement of the MidFirst loan.

For the years ended December 31, 2015 and December 31, 2014, the Company’s net cash used in financing activities totaled $51.3 million and $5.6 million, respectively. The $45.7 million increase in cash used in financing activities was principally driven by $21.3 million in cash used to retire our term loan with MidFirst Bank in July 2015 combined with an increase of $24.2 million in the amount of dividends paid during the year ended December 31, 2015 compared to the year ended December 31, 2014, of which $22.8 million of the increase is related to a special one-time cash dividend paid on August 12, 2015.

Senior Secured Notes

On June 24, 2016, we closed the Note Purchase Agreement entered into on May 20, 2016 and issued two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter. The proceeds of the Senior Secured Notes were primarily used to refinance the existing long-term tax exempt bonds, pursuant to an early redemption option at 103%, plus accrued interest, as a result of the U.S. IPO.

Insurance Coverage

We carry various property, casualty, and financial insurance policies with limits, deductibles, and exclusions consistent with industry standards. However, insurance coverage may not be adequate or available to cover unanticipated losses or claims. We are self-insured to the extent that losses are within the policy deductible or exceed the amount of insurance maintained. Such losses could have a material adverse effect on our short-term and long-term financial condition and the results of operations and cash flows.

Critical Accounting Policies, Judgments, and Estimates

The application of critical accounting policies is particularly important to our financial condition and results of operations and provides a framework for management to make significant estimates, assumptions, and other judgments. Additionally, our financial condition, results of operations, and cash flow are impacted by the methods, assumptions, and estimates used in the application of critical accounting policies. Although our management believes that these estimates, assumptions, and other judgments are appropriate, they relate to matters that are inherently uncertain and that may change in subsequent periods. Accordingly, changes in the estimates, assumptions, and other judgments applied to these accounting policies could have a significant impact on our financial condition and results of operations as reflected in our financial statements.

Income Taxes

Estimation of income taxes includes an evaluation of the recoverability of deferred tax assets based on an assessment of the Company’s ability to utilize the underlying future tax deductions against future taxable income before they expire. The Company’s assessment is based upon existing tax laws and estimates of future taxable income. If the assessment of the Company’s ability to utilize the underlying future tax deductions changes, the Company would be required to recognize fewer of the tax deductions as assets, which would increase the income tax expense in the period in which the determination is made.

Recent Accounting Pronouncements

A discussion of recently adopted accounting pronouncements is included footnote 1 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K and is incorporated herein by reference.

Jumpstart Our Business Startups Act (the "JOBS Act") Accounting Election and Other Matters

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can elect to delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We chose to take advantage of this extended transition provision. See “Risk Factors—Risks Related to Ownership of Our Common Stock—Our election to take advantage of the JOBS Act extended accounting transition period may make our financial statements more difficult to compare to other public companies” and “Risk Factors—Risks Related to the Ownership of Our Common Stock—Taking advantage of the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors” included in Part I, Item 1A of this Form 10-K, for additional information.

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

Off Balance Sheet Arrangements

As of December 31, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements.

Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

For the year ended December 31, 2016, the Company was exposed to market risk associated with changes in commodity prices, equity prices, and interest rates. With the closing of the Note Purchase Agreement entered into on May 20, 2016, the Company no longer carries debt at a variable rate.

Other than interest-related risks, the Company believes the risks associated with price increases for chemicals, electricity, and other commodities are mitigated by the Company’s ability over the long-term to recover its costs through rate increases to its customers, though such recovery is subject to regulatory lag.

Item 8.	Financial Statements AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Global Water Resources, Inc.

Phoenix, AZ

We have audited the accompanying consolidated balance sheets of Global Water Resources, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Water Resources, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 10, 2017

GLOBAL WATER RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	$273,366	$258,244
Less accumulated depreciation	(72,877)	(64,092)
Net property, plant and equipment	200,489	194,152
CURRENT ASSETS:
Cash and cash equivalents	20,498	11,513
Accounts receivable — net	1,471	1,132
Due from affiliates	333	306
Accrued revenue	1,619	1,745
Prepaid expenses and other current assets	819	1,179
Assets held for sale	—	2,840
Total current assets	24,740	18,715
OTHER ASSETS:
Intangible assets — net	12,772	12,772
Regulatory asset	110	227
Deposits	—	13
Bond service fund and other restricted cash	228	9,042
Equity method investment	480	821
Total other assets	13,590	22,875
TOTAL ASSETS	$238,819	$235,742
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,791	$1,322
Accrued expenses	7,602	5,137
Deferred revenue	1	11
Customer and meter deposits	1,482	1,706
Long-term debt and capital leases — current portion	25	1,994
Liabilities relating to assets held for sale	—	493
Total current liabilities	10,901	10,663
NONCURRENT LIABILITIES:
Long-term debt and capital leases	114,317	102,417
Deferred regulatory gain - ICFA	19,740	19,730
Regulatory liability	7,859	7,859
Advances in aid of construction	61,996	61,480
Contributions in aid of construction — net	4,585	4,426
Deferred income tax liabilities, net	2,383	4,164
Acquisition liability	934	4,688
Other noncurrent liabilities	913	252
Total noncurrent liabilities	212,727	205,016
Total liabilities	223,628	215,679
Commitments and contingencies (see Note 13)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 19,581,266 and 18,241,746 shares issued as of December 31, 2016 and December 31, 2015, respectively	196	2
Paid in capital	19,510	21,659
Accumulated deficit	(4,515)	(1,598)
Total shareholders' equity	15,191	20,063
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$238,819	$235,742

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2016	2015	2014
REVENUES:
Water services	$13,978	$16,320	$18,076
Wastewater and recycled water services	15,740	15,020	14,112
Unregulated revenues	81	616	371
Total revenues	29,799	31,956	32,559

OPERATING EXPENSES:
Operations and maintenance	6,188	7,080	8,020
Operations and maintenance - related party	1,853	2,179	2,398
General and administrative	10,209	7,957	8,809
Gain on regulatory order	—	—	(50,664)
Depreciation	6,279	8,213	9,205
Total operating expenses	24,529	25,429	(22,232)
OPERATING INCOME	5,270	6,527	54,791

OTHER INCOME (EXPENSE):
Interest income	18	11	79
Interest expense	(11,866)	(8,299)	(9,512)
Gain on condemnation of Valencia	—	42,983	—
Other	2,222	767	2,162
Other - related party	15	(3)	416
Total other income (expense)	(9,611)	35,459	(6,855)

INCOME (LOSS) BEFORE INCOME TAXES	(4,341)	41,986	47,936
INCOME TAX (EXPENSE) BENEFIT	1,489	(20,623)	16,995
NET INCOME (LOSS)	$(2,852)	$21,363	$64,931

Basic earnings (loss) per common share	$(0.15)	$1.17	$3.54
Diluted earnings (loss) per common share	$(0.15)	$1.17	$3.54
Dividends declared per common share	$0.26	$1.43	$0.20

Weighted average number of common shares used in the determination of:
Basic	19,146,534	18,297,504	18,329,441
Diluted	19,146,534	18,297,504	18,329,441

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

	Shares	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Total Equity
BALANCE – December 31, 2013	18,239,441	$2	$—	$55,048	$(87,892)	$(32,842)
Dividend declared $0.20 per share	—	—	—	(3,904)	—	(3,904)
Stock-based compensation	—	—	—	(8)	—	(8)
Deemed distribution to related party	—	—	—	(497)	—	(497)
Net income	—	—	—	—	64,931	64,931
BALANCE – December 31, 2014	18,239,441	$2	$—	$50,639	$(22,961)	$27,680
Dividend declared $1.43 per share	—	—	—	(27,607)	—	(27,607)
Deemed distribution to related party	90,007	—	—	(909)	—	(909)
Share repurchase	(87,702)	—	—	(464)	—	(464)
Net income	—	—	—	—	21,363	21,363
BALANCE – December 31, 2015	18,241,746	$2	$—	$21,659	$(1,598)	$20,063
Net proceeds from sale of stock	1,339,520	281	—	5,258	—	5,539
Dividend declared $0.26 per share	—	—	—	(5,042)	—	(5,042)
Merger of GWRC	—	—	(87)	(2,365)	—	(2,452)
Retirement of treasury shares	—	(87)	87	—	—	—
Deemed distribution to related party	—	—	—	(648)	—	(648)
Stock compensation	—	—	—	648	—	648
Cumulative effect of change in accounting principle	—	—	—	—	(65)	(65)
Net loss	—	—	—	—	(2,852)	(2,852)
BALANCE – December 31, 2016	19,581,266	$196	$—	$19,510	$(4,515)	$15,191

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,852)	$21,363	$64,931
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred compensation	2,776	798	1,361
Depreciation	6,279	8,213	9,205
Write-off of debt issuance costs	2,165	282	696
Amortization of deferred debt issuance costs and discounts	428	204	334
Gain on condemnation of Valencia	—	(42,983)	—
Gain on sale of Loop 303 contracts	—	(296)	—
Loss on sale of Willow Valley	54	176	—
(Gain) loss on equity investment	340	329	(144)
Gains on regulatory order	—	—	(50,664)
Other (gains) and losses	(978)	—	(50)
Provision for doubtful accounts receivable	70	69	83
Deferred income tax benefit (expense)	(1,610)	20,561	(16,995)
Changes in assets and liabilities:
Accounts receivables	(409)	125	26
Other current assets	(415)	(2,241)	0
Accounts payable and other current liabilities	(4,087)	(2,502)	(227)
Other noncurrent assets	117	147	34
Other noncurrent liabilities	17	—	3,056
Net cash provided by operating activities	1,895	4,245	11,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,588)	(3,355)	(1,655)
Proceeds from the condemnation of Valencia	—	55,107	—
Proceeds from the sale of Willow Valley	2,254	—	—
Withdrawals (deposits) of restricted cash, net	154	(70)	198
Cash received from the sale of Loop 303 Contracts	—	296	—
Cash advance to related party	—	(12,745)	—
Repayment of related party cash advance	—	12,745	—
Other cash flows from investing activities	13	(6)	26
Net cash (used in) provided by investing activities	(6,167)	51,972	(1,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan borrowings	115,000	—	21,800
Repayments of bond debt	(106,695)	(1,775)	(12,347)
Deposits in bond service fund	—	—	(1,000)
Proceeds withdrawn from bond service fund	8,825	1,001	626
Proceeds from sale of stock	8,372	—	—
Payments of offering costs for sale of stock	(2,823)	—	—
Payment of Sonoran acquisition liability	(2,800)	—	—
Loan repayments	—	(21,719)	(10,390)
Principal payments under capital lease	(378)	(99)	(105)
Debt issuance costs paid	(760)	—	(346)
Advances in aid of construction	346	357	365
Dividends paid	(5,036)	(27,607)	(3,454)
Share repurchase	—	(464)	—
Refunds of advances for construction	(794)	(975)	(747)
Net cash provided by (used in) financing activities	13,257	(51,281)	(5,598)
INCREASE IN CASH AND CASH EQUIVALENTS	8,985	4,936	4,617
CASH AND CASH EQUIVALENTS — Beginning of period	11,513	6,577	1,960
CASH AND CASH EQUIVALENTS – End of period	$20,498	$11,513	$6,577

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.

Notes to the Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

Global Water Resources, Inc. (the “Company” or “GWRI”) is a water resource management company that owns, operates, and manages water, wastewater, and recycled water utilities in strategically located communities, principally in metropolitan Phoenix, Arizona. GWRI seeks to deploy an integrated approach, which the Company refers to as “Total Water Management,” a term used to mean managing the entire water cycle by owning and operating the water, wastewater, and recycled water utilities within the same geographic areas in order to both conserve water and maximize its total economic and social value. GWRI uses Total Water Management to promote sustainable communities in areas where the expectation is for growth to outpace the existing potable water supply. The Company’s model focuses on the broad issues of water supply and scarcity and applies principles of water conservation through water reclamation and reuse. The basic premise is that the world’s water supply is limited and yet can be stretched significantly through effective planning, the use of recycled water, and by providing individuals and communities resources that promote wise water usage practices.

GWRI currently owns eight water and wastewater utilities in strategically targeted communities in metropolitan Phoenix. GWRI currently serves more than 50,000 people in approximately 19,000 homes within our 328 square miles of certificated service areas, which are serviced by four wholly-owned regulated operating subsidiaries as of December 31, 2016. Approximately 98.9% of the Company’s active service connections are customers of our Santa Cruz and Palo Verde utilities, which are located within a single service area. GWRI has grown significantly since its formation in 2003, with total revenues increasing from $4.9 million in 2004 to $29.8 million in 2016, and total service connections increasing from 8,113 as of December 31, 2004 to 38,026 as of December 31, 2016, with regionally planned service areas large enough to serve approximately two million service connections.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of GWRI and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.

The preparation of financial statements in accordance with the rules and regulations of the SEC. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The U.S. dollar is the Company’s reporting currency and functional currency.

As a company with less than $1.0 billion in revenue during our last fiscal year, GWRI qualifies as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), under the rules and regulations of the SEC. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. GWRI has elected to take advantage of these provisions for up to five years or such earlier time that the Company is no longer an emerging growth company. The Company has elected to take advantage of some of the reduced disclosure obligations regarding financial statements. Also, as an emerging growth company, the Company can elect to delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. GWRI has chosen to take advantage of this extended accounting transition provision.

Certain prior period information has been adjusted to conform to the current year presentation to reflect a 100.68 to 1.00 stock split effectuated on April 28, 2016. All share and per share amounts presented in these financial statements have been retrospectively adjusted to reflect the impact of the stock split.

Corporate Transactions

Sale of certain MXA and WMA contracts

In September 2013, the Company sold its Wastewater Facilities Main Extension Agreements (“MXA”) and Offsite Water Management Agreements (“WMA") for the contemplated Loop 303 service area along with their related rights and obligations to EPCOR Water Arizona Inc. (“EPCOR”) (collectively the “Transfer of Project Agreement”, or “Loop 303 Contracts”). Pursuant to the Transfer of Project Agreement, EPCOR agreed to pay GWRI approximately $4.1 million over a multi-year period. As part of the consideration, GWRI agreed to complete certain engineering work required in the WMAs, which work had been completed prior to

January 1, 2015. As the engineering work has been completed, the Company effectively has no further obligations under the WMAs, the MXAs, or the Transfer of Project Agreement. Prior to January 1, 2015, the Company had received $2.8 million of proceeds and recognized income of approximately $3.3 million within other income (expense) in the statement of operations related to the gain on sale of these agreements and the proceeds received prior to January 1, 2015 for engineering work required in the WMAs. The Company received additional proceeds of approximately $296,000 in April 2015 and recognized those amounts as income at that time. Receipt of the remaining $1.0 million of proceeds will be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners.

Stipulated condemnation of Valencia

On March 17, 2015, the Company reached a settlement agreement for a stipulated condemnation to sell the utility operating as Valencia Water Company, Inc. (“Valencia”) to the City of Buckeye (“Buckeye”), which was approved by Buckeye's City Council on March 19, 2015 and by the Maricopa County Superior Court on June 9, 2015. On July 14, 2015, the Company closed the stipulated condemnation of the operations and assets of Valencia with Buckeye. Terms of the condemnation were agreed upon through a settlement agreement in March 2015, pursuant to which Buckeye acquired the operations and assets of Valencia and assumed operations of the utility upon close. Buckeye paid the Company $55.0 million at close, plus an additional $108,000 in working capital adjustments. As a result of the transaction, the Company recorded a gain of $43.0 million before tax liability of $20.2 million during the third quarter of 2015. Buckeye will also pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia's prior service areas for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. For the year ended December 31, 2016, the Company recognized $1.2 million in other income within the consolidated financial statements related to the growth premium.

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

Sale of Willow Valley Water Company, Inc.

On March 23, 2015, the Company reached an agreement to sell the operations and assets of Willow Valley Water Company, Inc. (“Willow Valley”) to EPCOR. EPCOR purchased the operations, assets, and rights used by Willow Valley to operate the utility system for $2.3 million. The transaction was approved by the Arizona Corporation Commission (“ACC”) on March 10, 2016, and the transaction closed on May 9, 2016.

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

Additionally, as the carrying value of the assets and liabilities of Willow Valley were greater than the agreed upon sales price, a loss of $176,000 was recorded in other expense during the first quarter of 2015, when the assets and liabilities were classified as held for sale, to adjust the carrying value of the assets to the agreed upon fair value less cost to sell. An additional loss of $54,000 was recognized upon close of the sale of Willow Valley in the second quarter of 2016. The assets and liabilities classified as held for sale as of December 31, 2015 were as follows:

December 31, 2015
Willow Valley
(in thousands)
Property, plant and equipment	$5,223
Less Accumulated Depreciation	(2,606)
Net property, plant and equipment	2,617

Goodwill	223
Total assets	$2,840

Advances in aid of construction	$70
Contributions in aid of construction — net	423
Total liabilities	$493

Merger of GWR Global Water Resources Corp. (“GWRC”)

On May 3, 2016, the Company completed the merger of GWRC into GWRI. At the time of the merger, GWRC ceased to exist as a British Columbia corporation and the Company continued as the surviving entity of the merger. See Note 7 – “Transactions with Related Parties”. In conjunction with the merger of GWRC into GWRI, the Company recorded $731,000 in accounts payable and $353,000 in deferred compensation on the books of GWRI that were previously recorded at GWRC. In addition to these liabilities, the Company also recorded an approximate $1.4 million tax liability associated with the transfer of GWRC from Canada to the United States. A corresponding reduction in paid-in capital was recorded with the merging of these liabilities into GWRI.

Initial Public Offering

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

Share Retirement

In December 2016 the Company retired all outstanding treasury shares obtained as part of the merger of GWRC into the Company.

Sonoran Acquisition Liability

On March 17, 2016, the Company entered into an agreement with Sonoran Utility Services, LLC (“Sonoran”) to amend certain provisions of the purchase and sale agreement related to the acquisition of Sonoran’s assets on June 15, 2005. The amended agreement allowed the Company to reduce its $3.8 million acquisition liability due to Sonoran by approximately $1.0 million to $2.8 million, if the Company settled the amount due within ten days of the closing of the Note Purchase Agreement. The Note Purchase Agreement closed on June 24, 2016 and the Sonoran liability was subsequently settled in June 2016. Upon settlement of the Sonoran acquisition liability, the Company recorded a gain of $954,000 in other income for the year ended December 31, 2016.

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

Pursuant to Internal Revenue Code §1033, the Company may defer the gain on condemnation through the end of the year 2017. As such, the Company has identified certain currently planned investments within our capital improvement plan, which we plan to accelerate. As a result, we expect capital expenditures to increase in 2016 and 2017 as compared to recent years, with corresponding reductions to occur in 2018, 2019, and beyond.  In addition to the utilization of capital improvements to defer the gain on the condemnation of the operations and assets of Valencia, the Company may also acquire other like-kind property such as water and wastewater utilities under Internal Revenue Code §1033 to similarly defer the gain.  The acquisition of like-kind property is allowable for the three years subsequent to the year in which the gain was realized, with the ability to apply to the IRS for one-year extensions.

Significant Accounting Policies

Regulation

Our regulated utilities and certain other balances are subject to regulation by the ACC and are therefore subject to Accounting Standards Codification Topic 980, Regulated Operations (“ASC Topic 980”) (See Note 2 – “Regulatory Decision and Related Accounting and Policy Changes”).

Property, plant, and equipment

Property, plant, and equipment is stated at cost less accumulated depreciation provided on a straight-line basis (See Note 3 – “Property, Plant, and Equipment”).

Depreciation rates for asset classes of utility property, plant, and equipment are established by the ACC. The cost of additions, including betterments and replacements of units of utility fixed assets are charged to utility property, plant, and equipment. When units of utility property are replaced, renewed, or retired, their cost plus removal or disposal costs, less salvage proceeds, is charged to accumulated depreciation.

For non-utility property, plant, and equipment, depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets. Cost and accumulated depreciation for non-utility property, plant, and equipment retired or disposed of are removed from the accounts and any resulting gain or loss is included in earnings.

In addition to third party costs, direct personnel costs and indirect construction overhead costs may be capitalized. Interest incurred during the construction period is also capitalized as a component of the cost of the constructed assets, which represents the cost of debt associated with construction activity. Expenditures for maintenance and repairs are charged to expense.

Revenue Recognition—Water Services

Water services revenues are recorded when service is rendered or water is delivered to customers. However, in addition to the monthly basic service charge, the determination and billing of water sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each reporting period, amounts of water delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is recorded as accrued revenue.

Water connection fees are the fees associated with the application process to set up a customer to receive utility service on an existing water meter. These fees are approved by the ACC through the regulatory process and are set based on the costs incurred to establish services including the application process, billing setup, initial meter reading, and service transfer. Because the amounts charged for water connection fees are set by our regulator and not negotiated in conjunction with the pricing of ongoing water service, the connection fees represent the culmination of a separate earnings process and are recognized when the service is provided. For the years ended December 31, 2016, December 31, 2015, and December 31, 2014, the Company recognized $236,000, $276,000, and $366,000 in connection fees, respectively.

Meter installation fees are the fees charged to developers or builders associated with installing new water meters. Certain fees for meters are regulated by the ACC, and are refundable to the end customer over a period of time. Refundable meter installation fees are recorded as a liability upon receipt. Other certain meter fees are negotiated directly with developers or builders and are not subject to ACC regulation and represent the culmination of a separate earnings process. These fees are recognized as revenue when the service is rendered, or when a water meter is installed.

Revenue Recognition—Wastewater and Recycled Water Services

Wastewater service revenues are generally recognized when service is rendered. Wastewater services are billed at a fixed monthly amount per connection, and recycled water services are billed monthly based on volumetric fees.

Revenue Recognition—Unregulated Revenues

Unregulated Revenues represent those revenues that are not subject to the ratemaking process of the ACC. Unregulated revenues are limited to rental revenue and imputed revenues resulting from certain infrastructure coordination and financing agreement arrangements.

Allowance for Doubtful Accounts

Provisions are made for doubtful accounts due to the inherent uncertainty around the collectability of accounts receivable. The allowance for doubtful accounts is recorded as bad debt expense, and is classified as general and administrative expense. The allowance for doubtful accounts is determined considering the age of the receivable balance, type of customer (e.g., residential or commercial), payment history, as well as specific identification of any known or expected collectability issues (see Note 4 – “Accounts Receivable”).

Infrastructure coordination and financing fees

Infrastructure coordination and financing agreements (“ICFAs”) are agreements with developers and homebuilders whereby GWRI, which owns the operating utilities, provides services to plan, coordinate, and finance the water and wastewater infrastructure that would otherwise be required to be performed or subcontracted by the developer or homebuilder. Services provided within these agreements include coordination of construction services for water and wastewater treatment facilities as well as financing, arranging, and coordinating the provision of utility services.

ICFA revenue is recognized when the following conditions are met:

•	the fee is fixed and determinable;
•	the cash received is nonrefundable;
•	capacity currently exists to serve the specific lots; and
•	there are no additional significant performance obligations.

As these arrangements are with developers and not with the end water or wastewater customer, revenue recognition coincides with the completion of our performance obligations under the agreement with the developer and our ability to provide fitted capacity for water and wastewater service. Payments received under the agreements are recorded as deferred revenue until the point at which all of the conditions described above are met. Historically ICFAs have been accounted for as revenue pursuant to the obligations being met as outlined above, or as contributions in aid of construction (“CIAC”) when funds were received. Pursuant to Rate Decision No. 74364, as funding is received 70% of ICFAs are now recorded as a hook-up fee (“HUF”) liability until the HUF liability is fully funded, with the remaining amount recorded as revenue once all components of revenue recognition are met (See Note 2 – “Regulatory Decision and Related Accounting and Policy Changes”).

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments in debt instruments with an original maturity of three months or less.

Restricted Cash

Restricted cash represents cash deposited as a debt service reserve for certain loans and bonds. The following table summarizes the restricted cash balance as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016	December 31, 2015
Bond reserve	$—	$8,824
HUF funds	10	38
Certificate of deposits	218	180
	$228	$9,042

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s valuation allowance totaled $8,500 as of December 31, 2016 and December 31, 2015 (see Note 10 – “Income Taxes”).

We evaluate uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when we subsequently determine that a tax position no longer meets the more-likely-than-not threshold of being sustained. The use of a valuation allowance as a substitute for derecognition of tax positions is prohibited, and to the extent that uncertain tax positions exist, we provide expanded disclosures.

Basic and Diluted Earnings per Common Share

As of December 31, 2016, the Company had 368,395 options outstanding to acquire an equivalent number of shares of GWRI common stock. As of December 31, 2016, all options were in the money, and had common share equivalents of 19,467, which were not included within the calculation of diluted earnings per share as to do so would be antidilutive in periods of net loss. As of December 31, 2015 and December 31, 2014, the Company had 43,395 options outstanding, which options were out of the money in each respective period, and therefore the Company did not have any common share equivalents to be considered for purposes of calculating earnings per share. See Note 11 – “Deferred Compensation Awards”. The changes in weighted average common shares for the year ended December 31, 2015 relate to a share repurchase program initiated in May 2015 and completed in December 2015.

Intangible Assets

Intangible assets not subject to amortization consist of certain permits expected to be renewable indefinitely, water rights and certain service areas acquired in transactions which did not meet the definition of business combinations for accounting purposes, and are considered to have indefinite lives. Intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more often if certain circumstances indicate a possible impairment may exist. Amortized intangible assets consist primarily of acquired ICFA contract rights.

Pursuant to Rate Decision No. 71878 issued by the ACC on September 15, 2010 for the February 2009 filed rate cases for Santa Cruz, Palo Verde, Valencia, Greater Buckeye, Greater Tonopah, and Willow Valley (the “2010 Regulatory Rate Decision”), ICFA funds received were accounted for as CIAC. The Company established a regulatory liability against the Company’s intangible assets balance to offset the value of the intangible assets related to the expected receipt of ICFA fees in the future. As of January 1, 2014 the Company had a regulatory liability balance of $11.4 million. However, in 2014, in conjunction with Rate Decision No. 74364, the ACC determined that ICFA funds were no longer to be recorded as CIAC, but rather 70% of funds received should be recorded as HUF until the HUF liability is fully funded, with the remaining amount to be deferred and recognized according to the Company’s ICFA revenue recognition policy (see ‘Note 2 – Regulatory Decision and Related Accounting and Policy Changes”). Accordingly, in 2014 30%, or $3.4 million, of the regulatory liability was reversed in connection with the recognition of the rate decision.

Debt Issuance Costs

In connection with the issuance of some of our long-term debt, we have incurred legal and other costs that we believe are directly attributable to realizing the proceeds of the debt issued. These costs are netted against long-term debt and amortized as interest expense using the effective interest method over the term of the respective debt. Amortization of debt issuance costs and discounts totaled $2.6 million for the year ended December 31, 2016, of which $2.2 million was for the write off of debt issuance costs and $428,000 was for the amortization for the year ended December 31, 2016. Amortization of debt issuance costs and discounts totaled $486,000 for the year ended December 31, 2015, of which $282,000 was for the write off of debt issuance costs related to the MidFirst loan which was retired in July 2015, and $204,000 was for the amortization for the year ended December 31, 2015. Amortization of debt issuance costs and discounts totaled $1.0 million for the year ended December 31, 2014, of which $696,000 was for the write off of debt issuance costs and $327,000 was for the amortization for the year ended December 31, 2014. The 2014 write off of debt issuance costs was related to the Series 2012A and 2012B bonds and the Regions Term loan, which were retired in 2014.

Impairment of Long-Lived Assets

Management evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If an indicator of possible impairment exists, an undiscounted cash flow analysis would be prepared to determine whether there is an actual impairment. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value will be determined using appraisals or valuation techniques such as the present value of expected future cash flows.

Advances and Contributions in Aid of Construction

The Company has various agreements with developers and builders, whereby funds, water line extensions, or wastewater line extensions are provided to us by the developers and are considered refundable advances for construction. These advances in aid of construction (“AIAC”) are non-interest-bearing and are subject to refund to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility services constructed under the agreement over a specified period. Upon the expiration of the agreements’ refunding period, the remaining balance of the advance becomes nonrefundable and at that time is considered CIAC. CIAC are amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, utility plant funded by advances or contributions in aid of construction are excluded from rate base. AIAC balances of $311,000 and zero were transferred to CIAC for the years ended December 31, 2016 and 2015, respectively.

Fair Value of Financial Instruments

The carrying values of cash equivalents, trade receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. See Note 9 – “Debt” for information as to the fair value of our long-term debt. Our refundable AIAC have a carrying value of $62.0 million and $61.5 million as of December 31, 2016 and December 31, 2015, respectively. Portions of these non-interest-bearing instruments are payable annually through 2032 and amounts not paid by the contract expiration dates become nonrefundable. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases. However, the fair value of these amounts would be less than their carrying value due to the non-interest-bearing feature.

Asset Retirement Obligations

Liabilities for asset retirement obligations are typically recorded at fair value in the period in which they are incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Our legal obligations for retirement reflect principally the retirement of wastewater treatment facilities, which are required to be closed in accordance with the Clean Closure Requirements of the Arizona Department of Environmental Quality (ADEQ). The Clean Closure Requirements of ADEQ for wastewater facilities are driven by a need to protect the environment from inadvertent contamination associated with the decommissioning of these systems. As such, our regulated subsidiaries incur asset retirement obligations. As of December 31, 2016 and December 31, 2015, the Company held $218,000 and $180,000 in certificates of deposit, respectively, or letters of credit to benefit ADEQ for such anticipated closure costs. Water systems, unlike wastewater systems, do not require Aquifer Protection Permits or the associated Clean Closure Requirement obligation.

Amounts recorded for asset retirement obligations are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets; estimating the fair value of the costs of removal; estimating when final removal will occur; and determining the credit-adjusted, risk-free interest rates to be utilized on discounting future liabilities. Changes that may arise over time with regard to these assumptions will change amounts recorded in the future. Estimating the fair value of the costs of removal were determined based on third-party costs.

Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing operating performance. In consideration of ASC 280—Segment Reporting the Company notes it is not organized around specific products and services, geographic regions or regulatory environments. The Company currently operates in one geographic region within the State of Arizona, wherein each operating utility operates within the same regulatory environment.

While the Company reports its revenue, disaggregated by service type, on the face of its Statements of Operations, the Company does not manage the business based on any performance measure at the individual revenue stream level. The Company does not have any customers that contribute more than 10% to the Company’s revenues or revenue streams. Additionally we note that the CODM uses consolidated financial information to evaluate the Company’s performance, which is the same basis on which he communicates the Company’s results and performance to the Board of Directors. It is upon this consolidated basis from which he bases all significant decisions regarding the allocation of the Company’s resources on a consolidated level. Based on the information described above and in accordance with the applicable literature, management has concluded that the Company is currently organized and operated as one operating and reportable segment.

Change in Accounting Principle

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which completes the joint effort between the FASB and International Accounting Standards Board to converge the recognition of revenue between the two boards. The new standard affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets not included within other FASB standards. The guiding principal of the new standard is that an entity should recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled for the delivery of goods and services. ASU 2014-09 may be adopted using either of two acceptable methods: (i) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (ii) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures. To assess at which time revenue should be recognized, an entity should use the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the entity satisfies a performance obligation. For public business entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period. For private companies, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2018 and interim reporting periods beginning after December 15, 2019. Earlier application is allowed in certain circumstances. The Company does not believe this update will have an effect on the Company’s regulated revenue. However, the Company is evaluating the effect of the new standard on the accounting for CIAC, which may change if CIAC is determined to be revenue from customers.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), to address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. The amendment also provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers and are expected to reduce the judgment necessary to comply with Topic 606. For public business entities, ASU 2016-12 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period. For private companies, ASU 2016-12 is effective for annual reporting periods beginning after December 15, 2018 and interim reporting periods beginning after December 15, 2019. Earlier application is allowed in certain circumstances. The Company is currently assessing the impact that this guidance may have on its consolidated financial statements, but does not believe it will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the accounting of debt discounts. The Company’s adoption of this guidance on January 1, 2016 resulted in the reclassification of the unamortized debt issuance costs of $737,000 and $2.2 million from debt issuance costs to a reduction in long-term debt as of December 31, 2016 and December 31, 2015, respectively.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees record a right-of-use asset and corresponding lease obligation for lease arrangements with a term of greater than twelve months. ASU 2016-02 requires additional disclosures about leasing arrangements and requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. This guidance will be effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. For all other entities, the guidance is effective for annual periods beginning after December 31, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company does not expect this update to have a material impact on our consolidated financial statements.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), to clarify two aspects of Topic 606: (i) identifying performance obligations; and (ii) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. For public business entities, ASU 2016-10 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period. For private companies, ASU 2016-10 is effective for annual reporting periods beginning after December 15, 2018 and interim reporting periods beginning after December 15, 2019. Earlier application is allowed in certain circumstances. The Company is currently assessing the impact that this guidance may have on its consolidated financial statements, but does not believe it will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduce the current diversity practice. This guidance is effective for public companies for annual periods beginning after December 15, 2017 and interim periods within those annual periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

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

In October 2016, the FASB issued ASU 2016-17, Consolidated (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). ASU 2016-17 amends how an entity that is a single decision-maker of a variable-interest entity (“VIE”) treats certain indirect interests in the VIE when determining whether the entity is the primary beneficiary of that VIE. Under the amended guidance, an entity is no longer required to consider indirect interests held through related parties that are under common control with the entity as the equivalent of direct interests in their entirety, but should instead include these interests on a proportionate basis, consistent with indirect interests held through other related parties. This guidance is effective for public companies for annual periods beginning after December 15, 2016, including interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2016 and for interim periods in annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU2016-18”). ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The guidance is effective for public companies for annual periods beginning after December 15, 2017, and interim periods within those annual periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The guidance should be applied using a retrospective transition method for each period presented. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The ASU 2016-20 amendments allow entities not to make quantitative disclosures about remaining performance obligations in certain cases and require entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. The amendment also clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities is a business. Also the amendments provide more consistency in applying the guidance, reducing the costs of application, and make the definition of a business more operable. The guidance is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018, and interim periods with annual periods beginning after December 15, 2019. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

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

On July 9, 2012, we filed formal rate applications with the ACC to adjust the revenue requirements for seven utilities representing a collective rate increase of approximately 28% over 2011 revenue levels. In August 2013, the Company entered into a settlement agreement with ACC Staff, the Residential Utility Consumers Office, the City of Maricopa, and other parties to the rate case. The settlement required approval by the ACC’s Commissioners before it could take effect. In February 2014, the rate case proceedings were completed and the ACC issued Rate Decision No. 74364, effectively approving the settlement agreement. The rulings of the decision include, but are not limited to, the following:

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

•

Full reversal of the imputation of CIAC balances associated with funds previously received under ICFAs, as required in the Company’s last rate case. The reversal restored rate base or future rate base and had a significant impact of restoring shareholder equity on the balance sheet.

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

Infrastructure Coordination and Financing Agreements

ICFAs are agreements with developers and homebuilders whereby GWRI, the indirect parent of the operating utilities, provides services to plan, coordinate, and finance the water and wastewater infrastructure that would otherwise be required to be performed or subcontracted by the developer or homebuilder.

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

With the issuance of Rate Decision No. 74364, in February 2014, the ACC again changed how ICFA funds would be characterized and accounted for going forward. Most notably, the ACC changed the rate treatment of ICFA funds, and ICFA funds already received would no longer be deemed CIAC for rate making purposes. In conjunction with Rate Decision No. 74364, we eliminated the CIAC liability and reversed the associated regulatory liability brought about by the 2010 ruling. ICFA funds already received or which had become due prior to the date of Rate Decision No. 74364 were accounted for in accordance with the Company’s ICFA revenue recognition policy that had been in place prior to the 2010 Regulatory Rate Decision, wherein the funds received are recognized as revenue once the obligations specified in the ICFA were met. Rate Decision No. 74364 prescribes that of the ICFA funds which come due and are paid subsequent to December 31, 2013, 70% of the ICFA funds will be recorded in the associated utility subsidiary as a hook-up fee (“HUF”) liability, with the remaining 30% to be recorded as deferred revenue, which the Company accounts for in accordance with the Company's ICFA revenue recognition policy. A HUF tariff, specifying the dollar value of a HUF for each utility, was approved by the ACC as part of Rate Decision No. 74364. The Company is responsible for assuring the full HUF value is paid from ICFA proceeds, and recorded in its full amount, even if it results in recording less than 30% of the ICFA fee as deferred revenue.

The Company will account for the portion allocated to the HUF as a CIAC contribution. However, in accordance with the ACC directives the CIAC is not deducted from rate base until the HUF funds are expended for utility plant. Such funds will be segregated in a separate bank account and used for plant. A HUF liability will be established and will be amortized as a reduction of depreciation expense over the useful life of the related plant once the HUF funds are utilized for the construction of plant. For facilities required under a HUF or ICFA, the utilities must first use the HUF moneys received, after which, it may use debt or equity financing for the remainder of construction. The Company will record 30% of funding received, up until the HUF liability is fully funded, as deferred revenue, which is to be recognized as revenue once the obligations specified within the ICFA are met. As of December 31, 2016 and December 31, 2015, ICFA deferred revenue recorded on the consolidated balance sheet totaled $19.7 million, which represents deferred revenue recorded for ICFA funds received on contracts that had become due prior to Rate Decision No. 74364. For ICFA contracts coming due after December 31, 2013, as funding is received 30% will be added to this balance with the remaining 70% recorded to a HUF liability, until the HUF liability is fully funded, at which time any funding greater than the HUF liability will be recorded as deferred revenue.

Regulatory asset

Under ASC Topic 980, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate making process in a period different from the period in which they would have been reflected in income by an unregulated company. Certain costs associated with our rate cases have been deferred on our balance sheet as regulatory assets as approved by the ACC. At December 31, 2016 and December 31, 2015, the Company had one regulatory asset in the amount of $110,000 and $227,000, respectively, related to costs incurred in connection with our most recent rate case. This amount began to amortize in January 2015, and will amortize over a three-year period.

Intangible assets / Regulatory liability

The Company previously recorded certain intangible assets related to ICFA contracts obtained in connection with our Santa Cruz, Palo Verde, and Sonoran acquisitions. The intangible assets represented the benefits to be received over time by virtue of having those contracts. Prior to January 1, 2010, the ICFA-related intangibles were amortized when ICFA funds were recognized as revenue. Effective January 1, 2010, in connection with the 2010 Regulatory Rate Decision, these assets became fully offset by a regulatory liability of $11.2 million since the imputation of ICFA funds as CIAC effectively resulted in the Company not being able to benefit (through rates) from the acquired ICFA contracts.

Effective January 1, 2010, the gross ICFAs intangibles began to be amortized when cash was received in proportion to the amount of total cash expected to be received under the underlying agreements. However, such amortization expense was offset by a corresponding reduction of the regulatory liability in the same amount.

As a result of Rate Decision No. 74364, the Company changed its policy around the ICFA related intangible assets. As discussed above, pursuant to Rate Decision No. 74364, approximately 70% of ICFA funds to be received in the future will be recorded as a HUF, until the HUF is fully funded, at the Company’s applicable utility subsidiary. The remaining approximate 30% of future ICFA funds will be recorded at the parent company level and will be subject to the Company’s ICFA revenue recognition accounting policy. As the Company now expects to experience an economic benefit from the approximately 30% portion of future ICFA funds,

30% of the regulatory liability, or $3.4 million, was reversed in 2014. The remaining 70% of the regulatory liability, or $7.9 million, will continue to be recorded on the balance sheet. At December 31, 2016 and December 31, 2015, this was the Company's sole regulatory liability.

Subsequent to Rate Decision No. 74364, the intangible assets will continue to amortize when the corresponding ICFA funds are received in proportion to the amount of total cash expected to be received under the underlying agreements. The recognition of amortization expense will be partially offset by a corresponding reduction of the regulatory liability.

3.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31, 2016 and December 31, 2015 consist of the following (in thousands):

	December 31, 2016	December 31, 2015	Average Depreciation Life (in years)
Mains/lines/sewers	$115,790	$113,318	47
Plant	67,744	64,983	25
Equipment	29,100	27,961	10
Meters	4,637	4,253	12
Furniture, fixture and leasehold improvements	383	386	8
Computer and office equipment	1,056	1,022	5
Software	240	177	3
Land and land rights	764	752
Other	226	148
Construction work-in-process	53,426	45,244
Total property, plant and equipment	273,366	258,244
Less accumulated depreciation	(72,877)	(64,092)
Net property, plant and equipment	$200,489	$194,152

4.	ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2016 and December 31, 2015 consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Billed receivables	$1,547	$1,326
Less allowance for doubtful accounts	(76)	(194)
Accounts receivable - net	$1,471	$1,132

The following table summarizes the allowance for doubtful accounts activity as of and for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 (in thousands).

	Balance at Beginning of Period	Additions Charged to Expense	Charged to Other Accounts	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2016	$(194)	$(52)	$-	$170	$(76)
Year Ended December 31, 2015	$(158)	$(36)	$(12)	$12	$(194)
Year Ended December 31, 2014	$(102)	$(92)	$(21)	$57	$(158)

5.	EQUITY METHOD INVESTMENT AND CONVERTIBLE NOTE

On June 5, 2013, the Company sold Global Water Management, LLC (“GWM”) to an investor group led by a private equity firm that specializes in the water industry. GWM was a wholly-owned subsidiary of GWRI that owned and operated the FATHOM™ business. In connection with the sale of GWM, the Company made an investment in the FATHOM™ Partnership (“FATHOM™”). This limited partnership investment is accounted for under the equity method due to the investment being considered more than minor.

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

In conjunction with the qualified financing, our equity interest in the Series A and Series B preferred shares was adjusted in accordance with ASC 323, Investment-Equity Method & Joint Ventures, wherein we recorded a gain of $1.0 million in the fourth quarter of 2014. The adjustment to the carrying value of our investments was calculated using our proportionate share of FATHOM™'s adjusted net equity. The gain was recorded within other income and expense in our consolidated statement of operations. The carrying value of our investment consisted of a balance of $480,000 as of December 31, 2016 and $821,000 as of December 31, 2015, and reflects our initial investment, the adjustment related to the qualified financing and our proportionate share of FATHOM™'s losses. The Company recorded equity method losses to other income of $340,000 and $330,000, for the years ended December 31, 2016 and December 31, 2015, respectively and recorded equity method income of $144,000 for the year ended December 31, 2014.

We evaluate our investment in FATHOM™ for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an “other-than-temporary” decline in value. Since the sale of GWM, the losses incurred on the investment were greater than anticipated; however, based upon our evaluation of various relevant factors, including the 2014 equity event and the ability of FATHOM™ to achieve and sustain an earnings capacity that would justify the carrying amount of our investment, we do not believe the investment to be impaired as of December 31, 2016.

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

6.	INTANGIBLE ASSETS

Intangible assets as of December 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	December 31, 2016			December 31, 2015
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532	$—	$1,532	$1,532	$—	$1,532
Intangible trademark	13	—	13	13	—	13
	1,545	—	1,545	1,545	—	1,545

AMORTIZED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(12,154)	5,824	17,978	(12,154)	5,824
Sonoran contract rights	7,406	(2,003)	5,403	7,406	(2,003)	5,403
	25,384	(14,157)	11,227	25,384	(14,157)	11,227
Total intangible assets

	$26,929	$(14,157)	$12,772	$26,929	$(14,157)	$12,772

Acquired ICFAs and Sonoran contract rights are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under

ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. No amortization was recorded for these balances for the years ended December 31, 2016, 2015, and 2014.

The carrying value of goodwill was zero as of December 31, 2016 and December 31, 2015. During the year ended December 31, 2015, the remaining $12.7 million of goodwill associated with Valencia was written off as a result of the condemnation of Valencia. In addition, an impairment of $176,000 was recorded against the goodwill associated with Willow Valley during the year ended December 31, 2015.

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

GWRC was not part of the consolidated Company prior to the completion of the Reorganization Transaction. GWRC had no employees. GWRI provided for the ongoing management and general administration of GWRC’s business affairs pursuant to a management agreement between GWRC and GWRI to provide such services. Accordingly, GWRC was economically dependent on the Company. Services provided by the Company under the management agreement were provided at no charge to GWRC, and were not monetarily significant. However, GWRC incurred certain costs not covered by the management agreement. These included GWRC’s accounting fees, legal fees, listing fees, and other costs directly associated with its former status as a publicly traded company. Whereas GWRC did not expect to generate cash flows from operating activities, the operating costs incurred by GWRC and other cash requirements were paid by the Company. Amounts paid by the Company on GWRC’s behalf during the years ended December 31, 2016, 2015, and 2014 totaled $650,000, $1.4 million, and $505,000, respectively. The Company accounted for such payments as equity distributions to GWRC. In conjunction with the merger of GWRC into GWRI, the Company recorded $731,000 in accounts payable and $353,000 in deferred compensation on the books of GWRI that were previously recorded at GWRC. In addition to these liabilities, the Company also recorded an approximate $1.4 million tax liability associated with the transfer of GWRC from Canada to the United States. A corresponding reduction in additional paid in capital was recorded with the merging of these liabilities into GWRI. As of December 31, 2016, $178,000 is the remaining outstanding tax liability associated with the transfer of GWRC from Canada to the United States.

For the year ended December 31, 2016, no cash advance was provided to GWRC. For the year ended December 31, 2015, the Company provided cash advances of approximately $12.7 million to satisfy GWRC's short term cash obligations. The amount advanced was utilized to fund GWRC's monthly dividend, special one-time dividend paid in August 2015, and other cash requirements, as needed. The related party balance was reduced upon dividend declaration, when the amount declared is presented as a reduction in the Company’s equity. As of the closing of the Reorganization Transaction and December 31, 2015, the balance of the advance was zero.

We provide medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a shareholder and director of the Company. Medical claims paid to the plan were approximately $533,000, $493,000, and $532,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

GWM has historically provided billing, customer service, and other support services for the Company’s regulated utilities. Amounts collected by GWM from the Company’s customers that GWM has not yet remitted to the Company are included within the “Due from affiliates” caption on the Company’s consolidated balance sheet. As of December 31, 2016 and December 31, 2015, the unremitted balance totaled $333,000 and $306,000, respectively. Notwithstanding the sale of GWM on June 5, 2013, FATHOM™ continues to provide these services to the Company’s regulated utilities under a long-term service agreement. Based on current service connections, we estimate that fees to be paid to GWM for FATHOM™ services will be $6.24 per water account/month, which is an annual rate of approximately $1.4 million. For the years ended December 31, 2016, 2015, and 2014, the Company incurred FATHOM™ service fees of approximately $1.9 million, $2.2 million, and $2.4 million, respectively.

Pursuant to the purchase agreement for the sale of GWM, the Company is entitled to quarterly royalty payments based on a percentage of certain of GWM’s recurring revenues for a 10-year period, up to a maximum of $15.0 million. In addition, the Company entered into a services agreement with GWM whereby the Company has agreed to use the FATHOM™ platform for all of its regulated utility services for an initial term of 10 years. The services agreement was amended on November 17, 2016, which extended the term of the contract through December 31, 2026. As part of the amended agreement, the Company reduced the monthly rate per connection from $7.79 per water account/month to $6.24 per water account/month.  Additionally, the scope of services was expanded to include a meter replacement program, wherein the Company intends to replace a majority of its meter infrastructure within the upcoming year.

The services agreement is automatically renewable for successive 10-year periods, unless notice of termination is given prior to any renewal period. The services agreement may be terminated by either party for default only and the termination of the services agreement will also result in the termination of the royalty payments payable to the Company. The Company made the election to record these quarterly royalty payments prospectively in income as the amounts are earned. Royalties recorded within other income totaled approximately $355,000, $326,000, and $272,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

8.	ACCRUED EXPENSES

Accrued expenses at December 31, 2016 and December 31, 2015 consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Deferred compensation	$1,920	$598
Meter replacement - related party	1,255	—
Property taxes	910	958
Interest	483	877
Dividend payable	458	452
Tax obligation related to GWRC merger	178	—
Other accrued liabilities	2,398	2,252
Total accrued liabilities	$7,602	$5,137

9.	DEBT

The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of December 31, 2016 and December 31, 2015 are as follows (in thousands):

	December 31, 2016		December 31, 2015
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.380% Series A 2016, maturing June 2028	$—	$28,750	$—	$—
4.580% Series B 2016, maturing June 2036	—	86,250	—	—
5.450% Series 2006, maturing December 1, 2017	—	—	1,000	1,040
5.600% Series 2006, maturing December 1, 2022	—	—	—	6,215
5.750% Series 2006, maturing December 1, 2032	—	—	—	23,370
6.550% Series 2007, maturing December 1, 2037 - net of unamortized discount of $338	—	—	700	50,177
6.375% Series 2008, maturing December 1, 2018	—	—	185	435
7.500% Series 2008, maturing December 1, 2038	—	—	—	23,235
	—	115,000	1,885	104,472
OTHER
Capital lease obligations	25	54	109	178
Debt issuance costs	—	(737)	—	(2,233)
Total debt	$25	$114,317	$1,994	$102,417

2016 Senior Secured Notes

On June 24, 2016, the Company closed the Note Purchase Agreement entered into on May 20, 2016, and issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter. The proceeds of the senior secured notes were primarily used to refinance the existing long-term tax exempt bonds, which were subject to an early redemption option at 103%, plus accrued interest, as a result of the U.S. IPO. As part of the refinancing of the long-term debt, the Company paid a prepayment penalty of $3.2 million and wrote off the remaining $2.2 million in capitalized loan fees related to the tax exempt bonds, which were recorded as additional interest expense for the year ended December 31, 2016. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions.

The senior secured notes require the Company maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of December 31, 2016, the Company was in compliance with its financial debt covenants.

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

Debt Issuance Costs Reclassification

In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the accounting of debt discounts. The adoption of this guidance on January 1, 2016 resulted in the reclassification of the unamortized debt issuance costs of $2.2 million from debt issuance costs to a reduction in long-term debt as of December 31, 2015.

At December 31, 2016, the remaining aggregate annual maturities of our debt and minimum lease payments under capital lease obligations for the years ended December 31 are as follows (in thousands):

	Debt	Capital Lease Obligations
2017	$—	$25
2018	—	32
2019	—	25
2020	—	6
2021	1,917	—
Thereafter	113,083	—
Subtotal	115,000	88
Less: amount representing interest	—	(9)
Total	$115,000	$79

At December 31, 2016, the carrying value of the non-current portion of long-term debt was $115.0 million, with an estimated fair value of $108.4 million. At December 31, 2015, the carrying value of the non-current portion of long-term debt was $104.7 million, with an estimated fair value of $116.7 million. The fair value of our debt was estimated based on interest rates considered available for instruments of similar terms and remaining maturities.

10.	INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2016 and December 31, 2015, the Company did not have any uncertain tax positions.

The income tax benefit from continuing operations for the years ended December 31, 2016, December 31, 2015, and December 31, 2014 is comprised of the following (in thousands):

	2016
	Federal	State	Total
Current income tax expense	$121	$—	$121
Deferred income tax expense	(1,470)	(140)	$(1,610)
Income tax benefit	$(1,349)	$(140)	$(1,489)

	2015
	Federal	State	Total
Current income tax benefit	$63	$—	$63
Deferred income tax benefit	17,735	2,825	$20,560
Income tax benefit	$17,798	$2,825	$20,623

	2014
	Federal	State	Total
Current income tax benefit	$(10)	$(1)	$(11)
Deferred income tax benefit	(15,472)	(1,512)	(16,984)
Income tax benefit	$(15,482)	$(1,513)	$(16,995)

The income tax benefit for the years ended December 31, 2016, December 31, 2015, and December 31, 2014 differs from the amount that would be computed using the federal statutory income tax rate due to the following (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Computed federal tax expense (benefit) at statutory rate	$(1,476)	$14,275	$16,298
State income taxes - net of federal tax benefit	(140)	1,865	2,056
Gain on condemnation of Valencia	—	4,312	—
Valuation allowance	—	—	(35,800)
Other differences	127	171	451
Income tax expense	$(1,489)	$20,623	$(16,995)

ASC Topic 740, Income Taxes, prescribes the method to determine whether a deferred tax asset is realizable and significant weight is given to evidence that it can be objectively verified. As of December 31, 2016 and December 31, 2015, the Company’s valuation allowance totaled $8,500, which relates to state net operating loss carryforwards expected to expire prior to utilization.

The following table summarizes the Company’s temporary differences between book and tax accounting that give rise to the deferred tax assets and deferred tax liabilities, including the valuation allowance, as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016	December 31, 2015
DEFERRED TAX ASSETS:
Taxable meter deposits	$40	$46
Net operating loss carry forwards	4,976	5,322
Balterra intangible asset acquisition	336	336
Deferred gain on Sale of GWM	1,652	1,705
Deferred gain on ICFA funds received	7,350	7,346
Equity investment loss	459	333
Property, plant and equipment	—	863
Other	1,606	482
Total deferred tax assets	16,419	16,433
Valuation allowance	(9)	(9)
Net deferred tax asset	16,410	16,424

DEFERRED TAX LIABILITIES:
CP Water intangible asset acquisition	(571)	(571)
ICFA intangible asset	(502)	(141)
Property, plant and equipment	(642)	—
Gain on condemnation of Valencia	(17,078)	(19,876)
Total deferred tax liabilities	(18,793)	(20,588)
Net deferred tax liability	$(2,383)	$(4,164)

As of December 31, 2016, we have a pproximately $13.9 million in federal net operating loss (“NOL”) carry forwards and $7.2 million in state NOLs available to offset future taxable income, with federal and state NOLs expiring in 2030-2036.

The effective tax rates used for the years ended December 31, 2016, 2015, and 2014 were 34.6%, 49.1%, and (37.0)%, respectively. The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items. The effective tax rate for the year ended December 31, 2016 was greater than the federal statutory rate of 34.0% primarily due to state income taxes.

11.	DEFERRED COMPENSATION AWARDS

Stock-based compensation

Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.

2011 stock option grant

At December 31, 2016 and December 31, 2015, there were options to acquire 43,395 shares of common stock of GWRI outstanding, adjusting for the 100.68 to 1.00 stock split effected on April 28, 2016. The options were all vested and exercisable as of each date. The stock options have a remaining contractual life of approximately 1.50 years and have a split-adjusted exercise price of $8.65 per share.

2016 stock option grant

In May 2016, GWRI’s Board of Directors granted stock options to acquire 325,000 shares of GWRI’s common stock to the members of the board. The options were granted with an exercise price of $7.50, the prevailing market price of the Company’s common shares at the close of business on May 20, 2016. The options vest over a two-year period, with 50% vesting on May 2017 and 50% vesting on May 2018. The options have a three-year life. The Company will expense the $2.1 million fair value of the stock option grant ratably over the two-year vesting period in accordance with ASC 323. Stock-based compensation expense of $649,000 was recorded for the year ended December 31, 2016. No stock-based compensation expense was recorded for the years ended December 31, 2015 and 2014.

Phantom stock compensation

On December 30, 2010, we adopted a phantom stock unit plan authorizing the directors of the Company to issue phantom stock units (“PSUs”) to our employees. Following the consummation of the Reorganization Transaction, the awarded PSUs have been amended such that the outstanding units now track with the value of GWRI’s share price. The vesting of the awards has not changed. The value of the PSUs issued under the plan track to the performance of GWRI’s shares and give rise to a right of the holder to receive a cash payment the value of which, on a particular date, is the market value of the equivalent number of shares of GWRI at that date. The issuance of PSUs as a core component of employee compensation was intended to strengthen the alignment of interests between the employees of the Company and the shareholders of GWRI by linking their holdings and a portion of their compensation to the future value of the common shares of GWRI.

PSUs are accounted for as liability compensatory awards under ASC 710, Compensation – General, rather than as equity awards. PSU awards are remeasured each period and a liability is recorded equal to GRWI’s closing share price as of the balance sheet date multiplied by the number of units vested and outstanding. The value of the benefits is recorded as an expense in the Company’s financial statements over the related vesting period. Vesting occurs ratably over 12 consecutive quarters beginning in the period granted. The following table detailing the awards granted and the number of units outstanding as of December 31, 2016 along with the amounts paid to holders of the PSUs for the years ended December 31, 2016 and 2015 (in thousands, except share amounts):

			Amounts Paid
			For the Years Ended
			December 31,
Grant Date	Units Granted	Units Outstanding	2016	2015
Q4 2010	350,000	—	$—	$1,398
Q1 2012	135,079	—	—	38
Q1 2013	76,492	—	29	110
Q1 2014	8,775	371	10	8
Q1 2015	28,828	12,012	82	38
Q1 2016	34,830	26,123	46	—
Total	634,004	38,506	$167	$1,592

Stock appreciation rights compensation

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

Beginning January 2012, in an effort to reward employees for their performance, the Company adopted a stock appreciation rights plan authorizing the directors of the Company to issue SARs to our employees. The value of the SARs issued under the plan track the performance of GWRI’s shares. Each holder has the right to receive a cash payment amounting to the difference between the exercise price and the closing price of GWRI’s common shares on the exercise date, provided that the closing price is in excess of the exercise price. Holders of SARs may exercise their awards once vested. Individuals who voluntarily or involuntarily leave the Company forfeit their rights under the awards. The following table details the recipients of the awards, the grant date, units granted, exercise price, outstanding shares as of December 31, 2016 and amounts paid during the years ended December 31, 2016 and 2015 (in thousands, except share and per share amounts):

						Amounts Paid
						For the Years Ended
						December 31,
Recipients	Grant Date	Units Granted	Exercise Price		Units Outstanding	2016	2015
Employees below senior management level (1)	Q1 2012	152,091	$	C 4.00	—	$—	$67
Key Executive (2)(4)	Q3 2013	100,000		$1.59	45,000	151	37
Key Executive (2)(5)	Q4 2013	100,000		$2.69	50,500	137	—
Members of Management (2)(6)	Q1 2015	299,000		$4.26	233,000	112	—
Key Executives (3)(7)	Q2 2015	300,000		$5.13	300,000	—	—
Total		951,091			628,500	$400	$104
(1)	The SARs vested in equal installments over four quarters and expired four years after the date of issuance.
(2)	The SARs vest ratably over sixteen quarters from the grant date.
(3)	The SARs vest over sixteen quarters, vesting 20% per year for the first three years, with the remainder (40%) vesting in year four.
(4)	The exercise price was determined by taking the weighted average share price of the five days prior to the grant date of July 1, 2013.
(5)	The exercise price was determined by taking the weighted average share price of the 30 days prior to the grant date of November 14, 2013.
(6)	The exercise price was determined to be the fair market value of one share of stock on the grant date of February 11, 2015.
(7)	The exercise price was determined to be the fair market value of one share of stock on the grant date of May 8, 2015.

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

For the years ended December 31, 2016, 2015, and 2014 the Company recorded approximately $1.8 million, $695,000, and $1.3 million of compensation expense related to the PSUs and SARS, respectively. Based on GWRI’s closing share price on December 30, 2016, deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
2017	193	909
2018	106	692
2019	—	97
2020	—	—
Total	$299	$1,698

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Cash paid for interest	$5,969	$7,475	$8,116
Cash paid for taxes	$184	$—	$—
Cash paid for bond prepayment fee	$3,201	$—	$—
Reclassification of deferred IPO costs to equity	$97	$—	$—
Capital expenditures included in accounts payable and accrued liabilities	$2,909	$184	$253
Deferred compensation change in accounting principle	$103	$—	$—
Bond reserve funds used to repay bond debt	$—	$—	$1,833
Equity method investment gain on recapitalization of FATHOM	$—	$—	1,088

13.	COMMITMENTS AND CONTINGENCIES

Commitments

Prior to the sale of GWM, we leased certain office space in Arizona under operating leases with terms that expired in February 2016. The operating lease agreements were between GWM and the landlord. Accordingly, effective June 2013 through February 2016, the Company was not a party under the lease agreements. GWRI subleased a portion of the office space covered under the GWM lease agreements. In February 2016, the Company entered into a three-year lease agreement with the landlord to occupy the same space previously subleased under GWM's lease agreements, inclusive of necessary facility upgrades. Beginning in March 2016, the Company began recording approximately $8,000 in monthly rent expense related to the new agreement. Rent expense arising from the operating leases totaled approximately $92,000, $64,000, and $70,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

Contingencies

From time to time in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceedings of which the ultimate resolution could materially affect our financial position, results of operations, or cash flows.

14.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2016
Revenues	$6,816	$7,589	$8,180	$7,214
Operating income	$1,061	$826	$2,665	$718
Net income/(loss)	$(314)	$(3,594)	$1,146	$(90)
Basic earnings/(loss) per common share	$(0.02)	$(0.19)	$0.06	$(0.00)
Diluted earnings/(loss) per common share	$(0.02)	$(0.19)	$0.06	$(0.00)

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2015
Revenues	$7,622	$9,082	$8,143	$7,109
Operating income	$775	$2,280	$2,056	$1,416
Net income/(loss)	$(915)	$403	$21,905	$(30)
Basic earnings/(loss) per common share	$(0.05)	$0.02	$1.20	$(0.00)
Diluted earnings/(loss) per common share	$(0.05)	$0.02	$1.20	$(0.00)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Office and Chief Financial Officer, reviewed and evaluated our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing them with timely material information relating to the Company.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

In addition, we are an emerging growth company, as defined under the Jumpstart Our Business Startups Act (the "JOBS Act"), our registered public accounting firm will not be required to attest to, or report on, management’s assessment regarding internal control over financial reporting for as long as the Company is deemed to be an emerging growth company.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

The information required by Item 10 is included under the following captions in our definitive proxy statement relating to our 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated herein by reference: “Proposal One: Election of Directors”, “Executive Officers”, “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance”, “Other Matters—Code of Conduct and Ethics”, and “Corporate Governance—Board and Committee Information”.

ITEM 11.	EXECUTIVE COMPENSATION

We are an emerging growth company, as defined under the Jumpstart Our Business Startups Act (the "JOBS Act"), and are therefore not required to provide certain disclosures regarding executive compensation required of larger public companies or hold a nonbinding advisory vote on executive compensation.

The information required by Item 11 is included under the following captions in our definitive proxy statement relating to our 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated herein by reference: “Corporate Governance—Compensation of Directors”, “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Report of the Compensation Committee”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is included under the following captions in our definitive proxy statement relating to our 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management” and “Equity Plan Information”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is included under the following captions in our definitive proxy statement relating to our 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated herein by reference: “Corporate Governance—Independence of Directors” and “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is included under the following caption in our definitive proxy statement relating to our 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated herein by reference: “Audit Matters—Independent Auditor’s Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibit

See Exhibit Index.

(b) Financial Statements and Financial Statement Schedules.

Our consolidated financial statements are included in Part II, Item 8 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the SEC are included in the consolidated financial statements, including the notes thereto, or are inapplicable, and therefore have been omitted.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Water Resources, Inc.

Date: March 10, 2017	By:	/s/ Ron L. Fleming
Ron L. Fleming
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ron L. Fleming and Michael J. Liebman, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron L. Fleming	President, Chief Executive Officer, and Director	March 10, 2017
Ron L. Fleming	(Principal Executive Officer)

/s/ Michael J. Liebman	Chief Financial Officer and Corporate Secretary	March 10, 2017
Michael J. Liebman	(Principal Financial and Accounting Officer)

/s/ Trevor T. Hill	Chairman of the Board	March 10, 2017
Trevor T. Hill

/s/ William S. Levine	Director	March 10, 2017
William S. Levine

/s/ Richard M. Alexander	Director	March 10, 2017
Richard M. Alexander

/s/ Rita Theil	Director	March 10, 2017
L. Rita Theil

/s/ David C. Tedesco	Director	March 10, 2017
David C. Tedesco

/s/ Cindy M. Bowers	Director	March 10, 2017
Cindy M. Bowers

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing

2.1.1	Arrangement Agreement	Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

2.1.2	Plan of Arrangement	Incorporated by reference to Exhibit 2.1.2 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on April 13, 2016

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 4, 2016

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on May 4, 2016

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on April 26, 2016

4.2	Form of 4.38% Senior Secured Notes, Series A due on June 15, 2028	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

4.3	Form of 4.58% Senior Secured Notes, Series B due on December 15, 2036	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.1	Settlement Agreement for Stipulated Condemnation with the City of Buckeye, Arizona, dated March 19, 2015	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.2	License Agreement with City of Maricopa, Arizona, dated November 9, 2006	Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.3	Employment Agreement with Ron Fleming, dated May 13, 2015*	Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.4	Employment Agreement with Michael J. Liebman, dated May 13, 2015*	Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.5	Infrastructure Coordination Agreement with Pecan Valley Investments, LLC, dated January 28, 2004	Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.6	Infrastructure Coordination Agreement with JNAN, LLC, dated July 1, 2004	Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.7	Infrastructure Coordination and Finance Agreement with Dana B. Byron and Jamie Maccallum, dated July 21, 2006	Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.8	Infrastructure Coordination and Finance Agreement with The Orchard at Picacho, LLC, dated January 8, 2008	Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.9	Infrastructure Coordination, Finance and Option Agreement with Sierra Negra Ranch, LLC, dated July 10, 2006	Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.10	Infrastructure Coordination and Finance Agreement, dated December 20, 2007	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.11.1	GWR Global Water Resources Corp. Stock Option Plan*	Incorporated by reference to Exhibit 10.17.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

Exhibit Number	Description of Exhibit	Method of Filing

10.11.2	First Amendment to GWR Global Water Resources Corp. Stock Option Plan, dated September 12, 2012*	Incorporated by reference to Exhibit 10.17.2 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.11.3	Second Amendment to GWR Global Water Resources Corp. Stock Option Plan*	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 4, 2016

10.12.1	Global Water Resources, Inc. First Amended and Restated Stock Appreciation Rights Plan, dated March 23, 2015*	Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.12.2	Amendment to Global Water Resources, Inc. First Amended and Restated Stock Appreciation Rights Plan*	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on May 4, 2016

10.13.1	Global Water Resources, Inc. Deferred Phantom Stock Unit Plan, dated January 1, 2011*	Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.13.2	Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on May 4, 2016

10.14.1	Global Water Resources, Inc. Phantom Stock Unit Plan, dated May 1, 2015*	Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.14.2	Amendment to Global Water Resources, Inc. Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on May 4, 2016

10.15.1	GWR Global Water Resources Corp. Deferred Phantom Stock Unit Plan, dated January 1, 2011*	Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.15.2	Amendment to GWR Global Water Resources Corp. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC on May 4, 2016

10.16	Securities Purchase Agreement, dated June 5, 2013	Incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on March 17, 2016

10.17.1	Service Agreement, dated June 5, 2013	Incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on March 17, 2016

10.17.2	First Amendment to Service Agreement, dated November 17, 2016, by and among the certain wholly-owned subsidiaries of Global Water Resources, Inc. and Global Water Management, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016

10.18	Note Purchase Agreement, dated as of May 20, 2016, by and among Global Water Resources, Inc. and certain Initial Purchasers	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2016

10.19	Guaranty Agreement, dated as of June 24, 2016, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.20	Guaranty Agreement, dated as of June 24, 2016, by West Maricopa Combine, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.21	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water Resources, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to the Exhibit 10.4 to Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.22	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.23	Pledge and Security Agreement, dated as of June 24, 2016, by and between West Maricopa Combine, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 of the Company’s Form 8-K filed with the SEC on May 4, 2016

Exhibit Number	Description of Exhibit	Method of Filing

21.1	Subsidiaries of Global Water Resources, Inc.	Filed herewith

24.1	Power of Attorney	See signature page hereto

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

99.1	Arizona Corporation Commission Decision No. 74364	Incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Management contract or compensatory plan or arrangement.