Form 10-Q
period 2017-03-31
Global Water Resources, Inc.
filed 2017-05-10
CIK 1434728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 10, 2017, the registrant had 19,581,266 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL WATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	$281,428	$273,366
Less accumulated depreciation	(74,079)	(72,877)
Net property, plant and equipment	207,349	200,489
CURRENT ASSETS:
Cash and cash equivalents	14,807	20,498
Accounts receivable — net	1,328	1,471
Due from affiliates	444	333
Accrued revenue	1,631	1,619
Prepaid expenses and other current assets	796	819
Total current assets	19,006	24,740
OTHER ASSETS:
Intangible assets — net	12,772	12,772
Regulatory asset	81	110
Deposits	5	—
Bond service fund and other restricted cash	230	228
Equity method investment	602	480
Total other assets	13,690	13,590
TOTAL ASSETS	$240,045	$238,819
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,039	$1,791
Accrued expenses	8,462	7,602
Deferred revenue	8	1
Customer and meter deposits	1,406	1,482
Long-term debt and capital leases — current portion	7	25
Total current liabilities	12,922	10,901
NONCURRENT LIABILITIES:
Long-term debt and capital leases	114,280	114,317
Deferred regulatory gain - ICFA	19,739	19,740
Regulatory liability	7,859	7,859
Advances in aid of construction	62,232	61,996
Contributions in aid of construction — net	4,506	4,585
Deferred income tax liabilities, net	2,440	2,383
Acquisition liability	934	934
Other noncurrent liabilities	896	913
Total noncurrent liabilities	212,886	212,727
Total liabilities	225,808	223,628
Commitments and contingencies (see Note 13)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 19,581,266 shares issued as of March 31, 2017 and December 31, 2016	196	196
Paid in capital	18,506	19,510
Accumulated deficit	(4,465)	(4,515)
Total shareholders' equity	14,237	15,191
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$240,045	$238,819

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUES:
Water services	$2,785	$2,989
Wastewater and recycled water services	3,988	3,807
Unregulated revenues	18	20
Total revenues	6,791	6,816

OPERATING EXPENSES:
Operations and maintenance	1,474	1,612
Operations and maintenance - related party	360	472
General and administrative	2,432	2,054
Depreciation	1,646	1,617
Total operating expenses	5,912	5,755
OPERATING INCOME	879	1,061

OTHER INCOME (EXPENSE):
Interest income	4	3
Interest expense	(1,312)	(1,822)
Other	352	323
Other - related party	214	(101)
Total other income (expense)	(742)	(1,597)

INCOME (LOSS) BEFORE INCOME TAXES	137	(536)
INCOME TAX (EXPENSE) BENEFIT	(87)	222
NET INCOME (LOSS)	$50	$(314)

Basic earnings (loss) per common share	$0.00	$(0.02)
Diluted earnings (loss) per common share	$0.00	$(0.02)
Dividends declared per common share	$0.07	$0.07

Weighted average number of common shares used in the determination of:
Basic	19,581,266	18,241,746
Diluted	19,622,751	18,241,746

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

(Unaudited)

	Shares	Common Stock	Paid-in Capital	Accumulated Deficit	Total Equity
BALANCE – December 31, 2016	19,581,266	$196	$19,510	$(4,515)	$15,191
Dividend declared $0.07 per share	—	—	(1,322)	—	(1,322)
Merger of GWRC	—	—	53	—	53
Stock compensation	—	—	265	—	265
Net income	—	—	—	50	50
BALANCE – March 31, 2017	19,581,266	$196	$18,506	$(4,465)	$14,237

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50	$(314)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred compensation	425	214
Depreciation	1,646	1,617
Amortization of deferred debt issuance costs and discounts	11	45
(Gain) loss on equity investment	(122)	188
Other (gains) and losses	4	—
Provision for doubtful accounts receivable	21	22
Deferred income tax benefit (expense)	57	(339)
Changes in assets and liabilities:
Accounts receivables	122	(85)
Other current assets	(100)	(1,382)
Accounts payable and other current liabilities	(12)	2,432
Other noncurrent assets	27	29
Other noncurrent liabilities	(30)	9
Net cash provided by operating activities	2,099	2,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,505)	(1,371)
Deposits of restricted cash, net	(2)	(9)
Other cash flows from investing activities	(5)	—
Net cash used in investing activities	(6,512)	(1,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease	(67)	(36)
Debt issuance costs paid	—	(8)
Advances in aid of construction	111	53
Dividends paid	(1,322)	(1,160)
Net cash used in financing activities	(1,278)	(1,151)
DECREASE IN CASH AND CASH EQUIVALENTS	(5,691)	(95)
CASH AND CASH EQUIVALENTS — Beginning of period	20,498	11,513
CASH AND CASH EQUIVALENTS – End of period	$14,807	$11,418

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	INTERIM FINANCIAL STATEMENTS

Basis of Presentation and Principles of Consolidation – The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of March 31, 2017 and for the three months ended March 31, 2017 are unaudited. The December 31, 2016 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016. In our opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.

The Company prepares its financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The U.S. dollar is the Company’s reporting currency and functional currency.

As a company with less than $1.0 billion in revenue during our last fiscal year, the Company qualifies as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), under the rules and regulations of the SEC. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. The Company elected to take advantage of these provisions for up to five years or such earlier time that the Company is no longer an emerging growth company. The Company has elected to take advantage of some of the reduced disclosure obligations regarding financial statements. Also, as an emerging growth company the Company can elect to delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has chosen to take advantage of this extended accounting transition provision.

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

Per ASC 360-10-45-9, Impairment and Disposal of Long-Lived Assets, the assets and liabilities of Willow Valley were determined to meet the criteria to be classified as held for sale beginning with our March 31, 2015 consolidated financial statements. The criteria utilized to make this determination were: (i) management had the authority and had entered into an agreement to sell the assets of Willow Valley; (ii) the assets and liabilities were available for immediate sale in their present condition; (iii) the approval from the ACC was probable within the next year; (iv) a reasonable price had been agreed upon; and

(v) it was unlikely that significant changes to the agreement would occur prior to approval. In consideration of ASC 205-20-45-1, the Willow Valley transaction did not meet the criteria for discontinued operations as the transaction did not change the services provided nor the manner in which the Company operates. Therefore, it was determined the transaction did not represent a strategic shift. A loss of $54,000 was recognized upon close of the sale of Willow Valley in the second quarter of 2016.

Merger of GWR Global Water Resources Corp. (“GWRC”) — On May 3, 2016, the Company completed the merger of GWRC into GWRI. At the time of the merger, GWRC ceased to exist as a British Columbia corporation and the Company continued as the surviving entity of the merger. See Note 7 – “Transactions with Related Parties”. In conjunction with the merger of GWRC into GWRI, the Company recorded $731,000 in accounts payable and $353,000 in deferred compensation on the books of GWRI that were previously recorded at GWRC. In addition to these liabilities, the Company also recorded an approximate $1.4 million tax liability associated with the transfer of GWRC from Canada to the United States. A corresponding reduction in paid in capital was recorded with the merging of these liabilities into GWRI. The 8,726,747 outstanding common shares of the Company held by GWRC, and acquired by the Company at the time of merger, were recorded as treasury stock and were retired in December 2016.

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

Sonoran Acquisition Liability — On March 17, 2016, the Company entered into an agreement with Sonoran Utility Services, LLC (“Sonoran”) to amend certain provisions of the purchase and sale agreement related to the acquisition of Sonoran’s assets on June 15, 2005. The amended agreement allowed the Company to reduce its original $3.8 million acquisition liability due to Sonoran by approximately $1.0 million to $2.8 million, if the Company settled the amount due within ten days of the closing of the note purchase agreement (“Note Purchase Agreement”). The Note Purchase Agreement closed on June 24, 2016 and the Sonoran liability was subsequently settled in June 2016. Upon settlement of the Sonoran acquisition liability, the Company recorded a gain of $954,000 in other income.

Private Letter Ruling — On June 2, 2016, the Company received a Private Letter Ruling from the Internal Revenue Service that, for purposes of deferring the approximately $19.4 million gain realized from the condemnation of the operations and assets of Valencia Water Company, determined that the assets converted upon the condemnation of such assets could be replaced through certain reclamation facility improvements contemplated by the Company under Internal Revenue Code §1033 as property similar or related in service or use. In June 2016, the Company converted all operating subsidiaries from corporations to limited liability companies to take full advantage of the benefits of such ruling.

Pursuant to Internal Revenue Code §1033, the Company may defer the gain on condemnation through the end of the year 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018. As the extension has not been approved, the Company has identified certain currently planned investments within our capital improvement plan, which we have accelerated with a 2017 timeframe in mind. As a result, we expect capital expenditures to increase in 2017 as compared to recent years, with corresponding reductions to occur in 2018, 2019, and 2020.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which completes the joint effort between the FASB and International Accounting Standards Board to converge the recognition of revenue between the two boards. The new standard affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets not included within other FASB standards. The guiding principal of the new standard is that an entity should recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled for the delivery of goods and services. ASU 2014-09 may be adopted using either of two acceptable methods: (1) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (2) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures. To assess at which time revenue should be recognized, an entity should use the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. For public business entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period. For private companies, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2018 and interim reporting periods beginning after December 15, 2019. Earlier application is allowed in certain circumstances. The Company does not believe this update will have an effect on the Company’s regulated revenue. However, the Company is evaluating the effect of the new standard on the accounting for contributions in aid of construction (“CIAC”), which may change if CIAC is determined to be revenue from customers.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees record a right-of-use asset and corresponding lease obligation for lease arrangements with a term of greater than twelve months. ASU 2016-02 requires additional disclosures about leasing arrangements and requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. This guidance will be effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. For all other entities, the guidance is effective for annual periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company does not expect this update to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for public companies for annual periods beginning after December 15, 2016 and interim periods within those annual periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The adoption of this accounting standard did not have a material effect on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current U.S. GAAP and thereby reduce the current diversity in practice. This guidance is effective for public companies for annual periods beginning after December 15, 2017 and interim periods within those annual periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 instructs entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and (compared to current U.S. GAAP which prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party). The guidance is effective for public companies for annual periods beginning after December 15, 2017 and interim periods within those annual periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidated (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). ASU 2016-17 amends how an entity that is a single decision-maker of a variable-interest entity (“VIE”) treats certain indirect interests in the VIE when determining whether the entity is the primary beneficiary of that VIE. Under the amended guidance, an entity is no longer required to consider indirect interests held through related parties that are under common control with the entity as the equivalent of direct interests in their entirety, but should instead include these interests on a proportionate basis, consistent with indirect interests held through other related parties. This guidance is effective for public companies for annual periods beginning after December 15, 2016, including interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2016 and for interim periods in annual periods beginning after December 15, 2017. The adoption of this accounting standard did not have a material effect on the Company’s consolidated financial statements.

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

On July 9, 2012, we filed formal rate applications with the ACC to adjust the revenue requirements for seven utilities representing a collective rate increase of approximately 28% over 2011 revenue levels. In August 2013, the Company entered into a settlement agreement with ACC Staff, the Residential Utility Consumers Office, the City of Maricopa, and other parties to the rate case. The settlement required approval by the ACC’s Commissioners before it could take effect. In February 2014, the rate case proceedings were completed and the ACC issued Rate Decision No. 74364, effectively approving the settlement agreement. The rulings of the decision include, but are not limited to, the following:

•

For the Company’s utilities, adjusting for the condemnation of the operations and assets of Valencia Water Company and sale of Willow Valley, a collective revenue requirement increase of $3.6 million based on 2011 test year service connections, phased-in over time, with the first increase in January 2015 as follows (in thousands):

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

The Company will account for the portion allocated to the HUF as a CIAC contribution. However, in accordance with the ACC directives the CIAC is not deducted from rate base until the HUF funds are expended for utility plant. Such funds will be segregated in a separate bank account and used for plant. A HUF liability will be established and will be amortized as a reduction of depreciation expense over the useful life of the related plant once the HUF funds are utilized for the construction of plant. For facilities required under a HUF or ICFA, the utilities must first use the HUF moneys received, after which, it may use debt or equity financing for the remainder of construction. The Company will record 30% of the funds received, up until the HUF liability is fully funded, as deferred revenue, which is to be recognized as revenue once the obligations specified within the ICFA are met. As of March 31, 2017 and December 31, 2016, ICFA deferred revenue recorded on the consolidated balance sheet totaled $19.7 million, which represents deferred revenue recorded for ICFA funds received on contracts that had become due prior to Rate Decision No. 74364. For ICFA contracts coming due after December 31, 2013, as funding is received 30% will be added to this balance with the remaining 70% recorded to a HUF liability, until the HUF liability is fully funded at which time any funding greater that the HUF liability will be recorded as deferred revenue.

Regulatory asset – Under ASC Topic 980, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate making process in a period different from the period in which they would have been reflected in income by an unregulated company. Certain costs associated with our rate cases have been deferred on our balance sheet as regulatory assets as approved by the ACC. At March 31, 2017 and December 31, 2016, the Company had one regulatory asset in the amount of $81,000 and $110,000, respectively, related to costs incurred in connection with our most recent rate case. This amount began to amortize in January 2015, and will amortize over a three-year period.

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

As a result of Rate Decision No. 74364, the Company changed its policy around the ICFA related intangible assets. As discussed above, pursuant to Rate Decision No. 74364, approximately 70% of ICFA funds to be received in the future will be recorded as a HUF, until the HUF is fully funded at the Company’s applicable utility subsidiary. The remaining approximate 30% of future ICFA funds will be recorded at the parent company level and will be subject to the Company’s ICFA revenue recognition accounting policy. As the Company now expects to experience an economic benefit from the approximately 30% portion of future ICFA funds, 30% of the regulatory liability, or $3.4 million, was reversed in 2014. The remaining 70% of the regulatory liability, or $7.9 million, will continue to be recorded on the balance sheet. At March 31, 2017 and December 31, 2016, this was the Company's sole regulatory liability.

Subsequent to Rate Decision No. 74364, the intangible assets will continue to amortize when the corresponding ICFA funds are received in proportion to the amount of total cash expected to be received under the underlying agreements. The recognition of amortization expense will be partially offset by a corresponding reduction of the regulatory liability.

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2017 and December 31, 2016 consist of the following (in thousands):

	March 31, 2017	December 31, 2016	Average Depreciation Life (in years)
Mains/lines/sewers	$116,053	$115,790	47
Plant	72,487	67,744	25
Equipment	29,847	29,100	10
Meters	4,645	4,637	12
Furniture, fixture and leasehold improvements	365	383	8
Computer and office equipment	680	1,056	5
Software	237	240	3
Land and land rights	764	764
Other	226	226
Construction work-in-process	56,124	53,426
Total property, plant and equipment	281,428	273,366
Less accumulated depreciation	(74,079)	(72,877)
Net property, plant and equipment	$207,349	$200,489

4.	ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2017 and December 31, 2016 consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Billed receivables	$1,402	$1,547
Less allowance for doubtful accounts	(74)	(76)
Accounts receivable – net	$1,328	$1,471

5.	EQUITY METHOD INVESTMENT

On June 5, 2013, the Company sold Global Water Management, LLC (“GWM”) a wholly-owned subsidiary of GWRI that owned and operated the FATHOM™ business. In connection with the sale of GWM, the Company made a $1.6 million investment in the FATHOM™ Partnership (“FATHOM™”). This limited partnership investment is accounted for under the equity method due to our investment being considered more than minor.

In March 2017, FATHOMTM completed a round of financing, wherein our ownership percentage was reduced from 8.0% to 7.1% on a fully diluted basis. In conjunction with the recapitalization, our equity interest was adjusted in accordance with ASC 323, Investments-Equity Method and Joint Ventures, wherein we recorded a gain of $243,000 for the three months ended March 31, 2017. The adjustment to the carrying value of our investments was calculated using our proportionate share of FATHOM™'s adjusted net equity. The gain was recorded within other income and expense in our consolidated statement of operations. The carrying value of our investment consisted of a balance of $602,000 as of March 31, 2017 and $480,000 as of December 31, 2016, and reflects our initial investment, the adjustments related to subsequent rounds of financing, and our proportionate share of FATHOM™'s cumulative earnings (losses).

We evaluate our investment in FATHOM™ for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an “other-than-temporary” decline in value. Since the sale of GWM, the losses incurred on the investment were greater than anticipated; however, based upon our evaluation of various relevant factors, including the recent round of financing and the ability of FATHOM™ to achieve and sustain an earnings capacity that would justify the carrying amount of our investment, we do not believe the investment to be impaired as of March 31, 2017.

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

6.	INTANGIBLE ASSETS

Intangible assets as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017			December 31, 2016
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532	$—	$1,532	$1,532	$—	$1,532
Intangible trademark	13	—	13	13	—	13
	1,545	—	1,545	1,545	—	1,545

AMORTIZED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(12,154)	5,824	17,978	(12,154)	5,824
Sonoran contract rights	7,406	(2,003)	5,403	7,406	(2,003)	5,403
	25,384	(14,157)	11,227	25,384	(14,157)	11,227
Total intangible assets

	$26,929	$(14,157)	$12,772	$26,929	$(14,157)	$12,772

Acquired ICFAs and Sonoran contract rights are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. No amortization was recorded for these balances for the three months ended March 31, 2017 and March 31, 2016.

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

GWRC was not part of the consolidated Company prior to the completion of the Reorganization Transaction. GWRC had no employees. GWRI provided for the ongoing management and general administration of GWRC’s business affairs pursuant to a management agreement between GWRC and GWRI to provide such services. Accordingly, GWRC was economically dependent on the Company. Services provided by the Company under the management agreement were provided at no charge to GWRC, and were not monetarily significant. However, GWRC incurred certain costs not covered by the management agreement. These included GWRC’s accounting fees, legal fees, listing fees, and other costs directly associated with its former status as a publicly traded company. Whereas GWRC did not expect to generate cash flows from operating activities, the operating costs incurred by GWRC and other cash requirements were paid by the Company. Amounts paid by the Company on GWRC’s behalf during the three months ended March 31, 2017 and 2016 totaled zero and $497,000, respectively. The Company accounted for such payments as equity distributions to GWRC. In conjunction with the merger of GWRC into GWRI, the Company recorded $731,000 in accounts payable and $353,000 in deferred compensation on the books of GWRI that were previously recorded at GWRC. In addition to these liabilities, the Company also recorded an approximate $1.4 million tax liability associated with the transfer of GWRC from Canada to the United States. A corresponding reduction in additional paid in capital was recorded with the merging of these liabilities into GWRI.

We provide medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a shareholder and director of the Company. Medical claims paid to the plan were approximately $90,000 and $280,000 for the three months ended March 31, 2017 and 2016, respectively.

GWM has historically provided billing, customer service, and other support services for the Company’s regulated utilities. Amounts collected by GWM from the Company’s customers that GWM has not yet remitted to the Company are included within the “Due from affiliates” caption on the Company’s consolidated balance sheet. As of March 31, 2017 and December 31, 2016, the unremitted balance totaled $444,000 and $333,000, respectively. Notwithstanding the sale of GWM on June 5, 2013, GWM continues to provide these services to the Company’s regulated utilities under a long-term service agreement. Based on current service connections, annual fees to be paid to GWM for FATHOM™ services will be approximately $1.4 million at a rate of $6.24 per water account/month. For the three months ended March 31, 2017 and 2016, the Company incurred FATHOM™ service fees of approximately $360,000 and $472,000, respectively.

Pursuant to the purchase agreement for the sale of GWM, the Company is entitled to quarterly royalty payments based on a percentage of certain of GWM’s recurring revenues for a 10-year period, up to a maximum of $15.0 million. In addition, the Company entered into a services agreement with GWM whereby the Company has agreed to use the FATHOM™ platform for all of its regulated utility services for an initial term of 10 years. The services agreement was amended on November 17, 2016, which extended the term of the contract through December 31, 2026. As part of the amended agreement, the Company reduced the monthly rate per connection from $7.79 per water account/month to $6.24 per water account/month. Additionally, the scope of services was expanded to include a meter replacement program of approximately $10.9 million, wherein the Company intends to replace a majority of its meter infrastructure within the upcoming year. As of March 31, 2017, $8.4 million has been utilized of the expected expenditure.

The services agreement is automatically renewable for successive 10-year periods, unless notice of termination is given prior to any renewal period. The services agreement may be terminated by either party for default only and the termination of the services agreement will also result in the termination of the royalty payments payable to the Company. The Company made the election to record these quarterly royalty payments prospectively in income as the amounts are earned. Royalties recorded within other income totaled approximately $92,000 and $88,000 for the three months ended March 31, 2017 and 2016, respectively.

8.	ACCRUED EXPENSES

Accrued expenses at March 31, 2017 and December 31, 2016 consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Deferred compensation	$1,704	$1,920
Meter replacement - related party	2,085	1,255
Property taxes	472	910
Interest	1,772	483
Dividend payable	458	458
Tax obligation related to GWRC merger	-	178
Other accrued liabilities	1,971	2,398
Total accrued liabilities	$8,462	$7,602

9.	DEBT

The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.380% Series A 2016, maturing June 2028	$—	$28,750	$—	$28,750
4.580% Series B 2016, maturing June 2036	—	86,250	—	86,250
	—	115,000	—	115,000
OTHER
Capital lease obligations	7	6	25	54
Debt issuance costs	—	(726)	—	(737)
Total debt	$7	$114,280	$25	$114,317

2016 Senior Secured Notes – On June 24, 2016, the Company closed the Note Purchase Agreement entered into on May 20, 2016, and issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter. The proceeds of the senior secured notes were primarily used to refinance the existing long-term tax exempt bonds, which were subject to an early redemption option at 103%, plus accrued interest, as a result of the U.S. IPO. As part of the refinancing of the long-term debt, the Company paid a prepayment penalty of $3.2 million and wrote off the remaining $2.2 million in capitalized loan fees related to the tax exempt bonds, which were recorded as additional interest expense in the second quarter of 2016. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions.

The senior secured notes require the Company maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of March 31, 2017, the Company was in compliance with its financial debt covenants.

At March 31, 2017, the remaining aggregate annual maturities of our debt and minimum lease payments under capital lease obligations for the years ended December 31 are as follows (in thousands):

	Debt	Capital Lease Obligations
2017	$—	$5
2018	—	9
2019	—	1
2020	—	—
2021	1,917	—
Thereafter	113,083	—
Subtotal	115,000	15
Less: amount representing interest	—	(2)
Total	$115,000	$13

At March 31, 2017, the carrying value of the non-current portion of long-term debt was $115.0 million, with an estimated fair value of $110.8 million. At December 31, 2016, the carrying value of the non-current portion of long-term debt was $115.0 million, with an estimated fair value of $108.4 million. The fair value of our debt was estimated based on interest rates considered available for instruments of similar terms and remaining maturities.

10.	INCOME TAXES

During the three months ended March 31, 2017, the Company recorded a tax expense of $87,000 on a pre-tax income of $137,000, compared to a tax benefit of $222,000 on a pre-tax loss of $536,000 for the three months ended March 31, 2016. The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items.

11.	DEFERRED COMPENSATION AWARDS

Stock-based compensation – Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.

2011 stock option grant – At March 31, 2017 and December 31, 2016, there were options to acquire 43,395 shares of common stock of GWRI outstanding, adjusting for the 100.68 to 1.00 stock split effected on April 28, 2016. The options were all vested and exercisable as of each date. The stock options have a remaining contractual life of approximately 1.25 years and have a split-adjusted exercise price of $8.65 per share.

2016 stock option grant – In May 2016, GWRI’s Board of Directors granted stock options to acquire 325,000 shares of GWRI’s common stock to the members of the board. The options were granted with an exercise price of $7.50, the prevailing market price of the Company’s common shares at the close of business on May 20, 2016. The options vest over a two-year period, with 50% vesting in May 2017 and 50% vesting in May 2018. The options have a three-year life. The Company will expense the $2.1 million fair value of the stock option grant ratably over the two-year vesting period in accordance with ASC 323. Stock-based compensation expense of $265,000 was recorded for the three months ended March 31, 2017. No stock-based compensation expense was recorded for the three months ended March 31, 2016.

Phantom stock compensation – On December 30, 2010, we adopted a phantom stock unit plan authorizing the directors of the Company to issue phantom stock units (‘‘PSUs’’) to our employees. Following the consummation of the Reorganization Transaction, the awarded PSUs have been amended such that the outstanding units now track with the value of GWRI’s share price. The vesting of the awards has not changed. The value of the PSUs issued under the plan track the performance of GWRI’s shares and give rise to a right of the holder to receive a cash payment the value of which, on a particular date, is the market value of the equivalent number of shares of GWRI at that date. The issuance of PSUs as a core component of employee compensation was intended to strengthen the alignment of interests between the employees of the Company and the shareholders of GWRI by linking their holdings and a portion of their compensation to the future value of the common shares of GWRI.

PSUs are accounted for as liability compensatory awards under ASC 710, Compensation – General, rather than as equity awards. PSU awards are remeasured each period and a liability is recorded equal to GRWI’s closing share price as of the balance sheet date multiplied by the number of units vested and outstanding. The value of the benefits is recorded as an expense in the Company’s financial statements over the related vesting period. Vesting occurs ratably over 12 consecutive quarters beginning in the period granted. The following table details total awards granted and the number of units outstanding as of March 31, 2017 along with the amounts paid to holders of the PSUs for the three months ended March 31, 2017 and 2016 (in thousands, except unit amounts):

			Amounts Paid
			For the Three Months
			March 31,
Grant Date	Units Granted	Units Outstanding	2017	2016
Q1 2013	76,492	—	—	29
Q1 2014	8,775	—	3	2
Q1 2015	28,828	9,609	22	13
Q1 2016	34,830	23,220	26	—
Q1 2017	22,712	22,712	—	—
Total	171,637	55,541	$51	$44

Stock appreciation rights compensation – Beginning January 2012, in an effort to reward employees for their performance, the Company adopted a stock appreciation rights plan authorizing the directors of the Company to issue stock appreciation rights (“SARs”) to our employees. Following the consummation of the Reorganization Transaction, the value of the SARs issued under the plan track the performance of GWRI’s shares. Each holder has the right to receive a cash payment amounting to the difference between the exercise price and the closing price of GWRI’s common shares on the exercise date, provided that the closing price is in excess of the exercise price. Holders of SARs may exercise their awards once vested. Individuals who voluntarily or involuntarily leave the Company forfeit their rights under the awards.

The Company historically accounted for SARs as liability compensatory awards under ASC 710, Compensation – General, valued using the intrinsic value method, as permitted by ASC 718 for nonpublic entities, with changes to the value of the SARs recognized as compensation expense at each quarterly reporting date. In connection with becoming a public company, as defined in ASC 718, in the first quarter of 2016, the Company was required to change its methodology for valuing the SARs. While the SARs will continue to be remeasured at each quarterly reporting date, the SARs are required to be accounted for prospectively at fair value using a fair value pricing model, such as Black-Scholes. The Company recorded the impact of the change in valuation methods as a cumulative effect of a change in accounting principle, as permitted by ASC 250. The effect of the change increased the SAR liability by $103,000 which was the difference in compensation cost measured using the intrinsic value method and the fair value method. An offsetting change to accumulated deficit in the consolidated balance sheet was recorded with the revaluation, net of $38,000 in taxes. Any future changes in fair value will be recorded as compensation expense in the consolidated statement of operations.

The following table details the recipients of the SARs awards, the grant date, units granted, exercise price, outstanding shares as of March 31, 2017 and amounts paid during the three months ended March 31, 2017 (in thousands, except unit and per unit amounts):

					Amounts Paid
					For the Three Months Ended
					March 31,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2017	2016
Key Executive (1)(3)	Q3 2013	100,000	$1.59	45,000	181	—
Key Executive (1)(4)	Q4 2013	100,000	$2.69	50,500	154	—
Members of Management (1)(5)	Q1 2015	299,000	$4.26	233,000	—	—
Key Executives (2)(6)	Q2 2015	300,000	$5.13	300,000	—	—
Total		799,000		628,500	$335	$—
(1)	The SARs vest ratably over sixteen quarters from the grant date.
(2)	The SARs vest over sixteen quarters, vesting 20% per year for the first three years, with the remainder (40%) vesting in year four.
(3)	The exercise price was determined by taking the weighted average GWRC share price of the five days prior to the grant date of July 1, 2013.
(4)	The exercise price was determined by taking the weighted average GWRC share price of the 30 days prior to the grant date of November 14, 2013.
(5)	The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of February 11, 2015.
(6)	The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of May 8, 2015.

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

For the three months ended March 31, 2017 and 2016, the Company recorded approximately $176,000 and $188,000 of compensation expense related to the PSUs and SARs, respectively. Based on GWRI’s closing share price on March 31, 2017, deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
2017	$188	$610
2018	167	652
2019	66	93
2020	—	—
Total	$421	$1,355

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Cash paid for interest	$8	$6
Cash paid for GWRC tax liability	$125	$—
Capital expenditures included in accounts payable and accrued liabilities	$4,839	$44
Equity method investment gain on recapitalization of FATHOMTM	$243	$—
Deferred compensation change in accounting principle	$—	$103

13.	COMMITMENTS AND CONTINGENCIES

Commitments – Prior to the sale of GWM, we leased certain office space in Arizona under operating leases with terms that expired in February 2016. The operating lease agreements were between GWM and the landlord. Accordingly, effective June 2013 through February 2016, the Company was not a party under the lease agreements. GWRI subleased a portion of the office space covered under the GWM lease agreements. In February 2016, the Company entered into a three-year lease agreement with the landlord to occupy the same space previously subleased under GWM's lease agreements, inclusive of necessary facility upgrades. Beginning in March 2016, the Company began recording approximately $8,000 in monthly rent expense related to the new agreement. Rent expense arising from the operating leases totaled approximately $25,000 and $18,000 for the three months ended March 31, 2017 and 2016, respectively.

Contingencies

From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect our financial position, results of operations, or cash flows.

14.	SUBSEQUENT EVENTS

On May 10, 2017, the Company announced a monthly dividend increase from $0.02250 per share ($0.27000 per share annually) to $0.02306 per share ($0.27672 per share annually). Although we expect monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of our board of directors and is subject to our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock we may issue in the future, business prospects and other factors that our board of directors may deem relevant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we” or “us”) financial condition and results of operations relates to the three months ended March 31, 2017 and should be read together with the condensed consolidated financial statements and accompanying notes included herein, as well as our audited annual financial statements and associated management’s discussion, which are available within our recent Annual Report on Form 10-K available on our Company’s profile on the Securities and Exchange Commission (“SEC”) website, www.sec.gov.

Basis of Presentation

The financial statements of Global Water Resources, Inc. have been prepared in accordance with U.S. generally accepted accounting principles and, except where otherwise indicated, are presented in U.S. dollars and references to “$”, “US$” and “dollars” are to U.S. dollars.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this management’s discussion and analysis are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may” and similar expressions. These forward-looking statements include future estimates described in “Business Outlook”, "Factors Affecting our Results of Operations," and “Liquidity and Capital Resources”. These forward-looking statements reflect management’s current expectations regarding GWRI’s future growth, results of operations, performance and business prospects and opportunities and other future events and speak only as of the date of this management’s discussion and analysis. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not or the times at or by which such performance or results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors discussed under “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC, as updated from time to time in our subsequent filings with the SEC. Although the forward-looking statements contained in this management’s discussion and analysis are based upon what management believes to be reasonable assumptions, investors cannot be assured that actual results will be consistent with these forward-looking statements, and the differences may be material. These forward-looking statements are made as of the date of this management’s discussion and analysis and GWRI assumes no obligation to update or revise them to reflect new events or circumstances, except as required by applicable law.

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

Business Outlook

2016 and the first quarter of 2017 continued the trend of positive growth in new connections and re-establishing service on existing previously vacant homes. According to the 2010 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) had a population of 4.2 million in 2010 and is the 14th largest MSA in the U.S., an increase of 29% over the 3.3 million people reported in the 2000 Census. Metropolitan Phoenix’s growth data continues to improve due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that Maricopa County will have a population of 4.9 million by 2020 and 6.8 million by 2040. During the twelve months ended March 31, 2017, Arizona’s employment rate improved by 2.4%, ranking the state in the top eight nationally for job growth.

Also, according to the W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus panel, most sectors of real estate are expected to experience improved occupancy and growth. For Maricopa County and Pinal County combined, the W.P. Carey School of Business, using U.S. Census data, reported that single family housing permits were approximately 16,786 units for 2015.

For 2016, permits were up approximately 10% to 18,456 units in Maricopa and Pinal Counties combined, and the forecasts for 2017 and 2018 remain positive at approximately 22,000 units and 25,000 units, respectively. From there, we believe growth in the region could steadily return towards its normal historical rate of greater than 30,000 single family dwelling permits. Additionally, multifamily, office, retail, and industrial market occupancy rates continued to increase in 2016 compared to 2015 and are expected to continue to increase through 2017.

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

Population and Community Growth

Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, decreased 577 connections, or 1.5%, from a total of 38,867 as of March 31, 2016 to 38,290 as of March 31, 2017. This decrease is due to the sale of the operations and assets of Willow Valley Water Company, Inc. (“Willow Valley”). See “—Recent Events—Sale of Willow Valley” for additional information. Adjusting for the sale of Willow Valley, total service connections increased to 38,290 as of March 31, 2017 from 37,240 as of March 31, 2016, which represents an increase of 1,050 connections, or an annualized increase of approximately 2.8%.

As of March 31, 2017, we have 37,687 active service connections compared to 37,985 active service connections as of March 31, 2016, a decrease of 298, or 0.8%. As with the decrease in total service connections, the decrease is due to the sale of Willow Valley. Adjusting for the sale of Willow Valley, active service connections increased 1,222 connections, or 3.4%, to 37,687 as of March 31, 2017 compared to 36,465 as of March 31, 2016. Approximately 98.9% of the 37,687 active service connections are serviced by our Global Water - Santa Cruz Water Company, LLC (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, LLC (“Palo Verde”) utilities as of March 31, 2017.

The graph below presents the historical change in active and total connections for our ongoing operations, adjusting for the July 2015 condemnation of the assets and operations of Valencia Water Company and the May 2016 sale of Willow Valley.

During the economic downturn beginning in 2008, our utilities experienced an increase in the number of vacant homes, reaching a peak of 4,020 vacant connections as of February 28, 2009, approximately 11.2% of our total connections at the time; however, the negative trend began to reverse thereafter with the number of vacant homes decreasing to 603 or 1.6% of total connections as of March 31, 2017.

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

We are required to file rate cases with the ACC to obtain approval for a change in rates. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. In normal conditions, it would not be uncommon to see us file for a rate increase every three years based on year one being the test year, year two being the rate case filing year, and year three being the rate case award year. However, based on our recent settlement with the ACC and extended new rate phase-in period, we will not be initiating the next rate case on this timeline. Moving forward, we will continue to analyze all factors that drive the requirement for increased revenue, including our rate of investment and recurring expenses, and determine the appropriate test year for a future rate case. See “—Recent Rate Case Activity” for additional information.

Our water and wastewater operations are also subject to extensive United States federal, state, and local laws and regulations governing the protection of the environment, health and safety, the quality of the water we deliver to our customers, water allocation rights, and the manner in which we collect, treat, and discharge wastewater. We are also required to obtain various environmental permits from regulatory agencies for our operations. The ACC also sets conditions and standards for the water and wastewater services we deliver. We incur substantial costs associated with compliance with environmental, health and safety, and water quality regulation.

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

We have made significant capital investments in our territories within the last thirteen years, and because the infrastructure is new, we do not expect comparable capital investments to be required in the near term, either for growth or to maintain the existing infrastructure. Nevertheless, we have an established capital improvement plan to make targeted capital investments to repair and replace existing infrastructure as needed, address operating redundancy requirements, and improve our overall financial performance, by lowering expenses and increasing revenue. Additionally, to reduce our deferred tax liability of approximately $19.4 million resulting from the gain on the condemnation of the operations and assets of Valencia Water Company, we have identified certain currently planned investments within our capital improvement plan that we determined through a favorable Private Letter Ruling with the Internal Revenue Service will qualify under the Internal Revenue Code §1033 re-investment criteria; however, the timeline to make such investments is limited through the end of 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018. As the extension has not been approved, the Company has identified certain currently planned investments within our capital improvement plan, which we have accelerated with a 2017 timeframe in mind. As a result, we expect capital expenditures to increase in 2017 as compared to recent years, with corresponding reductions to occur in 2018, 2019, and beyond. As of March 31, 2017 our deferred tax liability relating to the condemnation of the operations and assets of Valencia Water Company was approximately $15.0 million.

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

We now account for the portion of future payments received under these agreements allocated to HUF liability as CIAC. However, from the regulator’s perspective, HUFs do not impact rate base until the related funds are expended. These funds are segregated in a separate bank account and used to construct plant assets. The HUF liability is to be relieved once the funds are used for the construction of plant. For facilities required under a hook-up fee or ICFA, we must first use the HUF funds received, after which we may use debt or equity financing for the remainder of construction. The deferred revenue portion of these fees is recognized as revenue once the obligations specified within the applicable ICFA are met.

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

Debt Refinancing

With the completion of the initial public offering of shares of common stock of the Company in the United States (“U.S. IPO”), the Company had the right to redeem all of its outstanding tax-exempt bonds at a price of 103% of the principal amount, plus interest accrued at the redemption date. Following completion of the U.S. IPO, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) to issue two series of senior secured notes with total principal balance of $115.0 million. On June 24, 2016, the Company closed the Note Purchase Agreement transaction, which proceeds were primarily used to pay down the outstanding $106.7 million in tax-exempt bonds at 103%. For additional information, see “—Liquidity and Capital Resources—Senior Secured Notes.”

Stipulated Condemnation of the Operations and Assets of Valencia Water Company

On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia Water Company and assumed operation of the utility upon close. The City of Buckeye paid the Company $55.0 million at close, plus an additional $108,000 in working capital adjustments. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia Water Company’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement.

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

Sale of Loop 303 Contracts

In September 2013, we entered into an agreement to sell certain wastewater facilities main extension agreements and offsite water management agreements for the contemplated Loop 303 service area, along with their related rights and obligations (which we refer to collectively as the “Loop 303 Contracts”), relating to the 7,000-acre territory within a portion of the western planning area of the City of Glendale, Arizona known as the “Loop 303 Corridor.” Pursuant to the agreement, we sold the Loop 303 Contracts to EPCOR for total proceeds of approximately $4.1 million ($3.1 million of which has been received as of December 31, 2016), which will be paid to us over a multi-year period. Receipt of the remaining proceeds will occur and be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners of the Loop 303 Corridor. As part of the consideration, we agreed to complete certain engineering work required in the offsite water management agreements, which we completed in 2013, thereby satisfying our remaining obligations relating to the Loop 303 Contracts. In April 2015, we received proceeds of approximately $296,000 related to the sale of the Loop 303 Contracts. As of March 31, 2017, proceeds of $1.0 million remain outstanding, and when received will be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners.

Sonoran Acquisition Liability

On March 17, 2016, the Company entered into an agreement with Sonoran Utility Services, LLC (“Sonoran”) to amend certain provisions of the purchase and sale agreement related to the acquisition of Sonoran’s assets on June 15, 2005. The amended agreement allowed the Company to reduce its original $3.8 million acquisition liability due to Sonoran in 2018 to $2.8 million, through a settlement agreement executed subsequent to the Note Purchase Agreement. Upon settlement of the Sonoran acquisition liability in June 2016, the Company recorded a gain of $954,000 in other income.

Private Letter Ruling

On June 2, 2016, the Company received a Private Letter Ruling from the Internal Revenue Service that, for purposes of deferring the approximately $19.4 million gain realized from the condemnation of the operations and assets of Valencia Water Company, determined that the assets converted upon the condemnation of such assets could be replaced through certain reclamation facility improvements contemplated by the Company under Internal Revenue Code §1033 as property similar or related in service or use. In June 2016, the Company converted all operating subsidiaries from corporations to limited liability companies to take full advantage of the benefits of such ruling.

Pursuant to Internal Revenue Code §1033, the Company may defer the gain on condemnation through the end of the year 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018. As the extension has not been approved, the Company has identified certain currently planned investments within our capital improvement plan, which we have accelerated with a 2017 timeframe in mind. As a result, we expect capital expenditures to increase in 2017 as compared to recent years, with corresponding reductions to occur in 2018, 2019, and 2020. As of March 31, 2017, our deferred tax liability relating to the condemnation was approximately $15.0 million.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Revenues	$6,791	$6,816
Operating expenses	5,912	5,755
Operating income	879	1,061
Total other expense	(742)	(1,597)
Income (loss) before income taxes	137	(536)
Income tax benefit (expense)	(87)	222
Net income (loss)	$50	$(314)

Basic earnings (losses) per common share	$0.00	$(0.02)
Diluted earnings (losses) per common share	$0.00	$(0.02)

Revenues – The following table summarizes our revenues for the three months ended March 31, 2017 and 2016 (in thousands).

	For the Three Months Ended March 31,
	2017	2016
Water services	$2,785	$2,989
Wastewater and recycled water services	3,988	3,807
Unregulated revenues	18	20
Total revenues	$6,791	$6,816

Total revenues decreased $25,000, or 0.4%, for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. The decrease in revenue is driven by the May 2016 sale of Willow Valley, which operations contributed revenue of $226,000 for the three months ended March 31, 2016 compared to no revenue for the three months ended March 31, 2017. The decrease related to the sale of Willow Valley was offset by an increase in revenue for the remaining operating utilities, which increased $201,000, or 3.1%, to $6.8 million for the three months ended March 31, 2017 compared to $6.6 million for the three months ended March 31, 2016. The increase in revenue for the remaining operating utilities reflects the increase in rates related to Rate Decision No. 74364 in February 2014 combined with a 3.4% increase in active service connections (adjusted for the sale of Willow Valley), which was partially offset by a decrease in consumption during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Water Services – Water services revenues decreased $204,000, or 6.8%, to $2.8 million for the three months ended March 31, 2017 compared to $3.0 million for the three months ended March 31, 2016. The decrease is primarily due to the Willow Valley sale, which operations contributed $226,000 for the three months ended March 31, 2016 compared to no revenue for the three months ended March 31, 2017. This decrease was partially offset by a $21,000, or 0.8%, increase in water service revenues for the remaining operating utilities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Water services revenue based on consumption decreased $192,000, or 19.4%, to $798,000 for the three months ended March 31, 2017 from $990,000 for the three months ended March 31, 2016. A portion of the decrease in consumption revenue can be attributed to the sale of Willow Valley, which operations contributed $61,000 for the three months ended March 31, 2016 compared to no revenue for the three months ended March 31, 2017. However, the primary driver of the decrease in consumption revenue is tied to the remaining operating utilities where revenue decreased $130,000, or 14.0%, to $798,000 for the three months ended March 31, 2017 compared to $928,000 for the three months ended March 31, 2016. The decrease in consumption revenues for the remaining utilities is primarily driven by a decrease in residential consumption for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Active water connections decreased 4.5% to 19,162 as of March 31, 2017 from 20,068 as of March 31, 2016 as the result of the sale of Willow Valley. However, after adjusting to remove the active water connections of Willow Valley, active water connections increased 614, or 3.3%, to 19,162 as of March 31, 2017 from 18,548 as of March 31, 2016.

Water consumption decreased 8.5% to 352 million gallons for the three months ended March 31, 2017 from 385 million gallons for the three months ended March 31, 2016. However, adjusting for the sale of Willow Valley, which operations accounted for 12 million gallons of consumption for the three months ended March 31, 2016, water consumption for the remaining operating utilities decreased 5.5% from 373 million gallons to the 352 million gallons. The decrease in consumption at the remaining operating utilities is primarily related to the change in residential consumption.

Water services revenue, excluding miscellaneous charges associated with the basic service charge, decreased $88,000, or 4.6%, to $1.8 million for the three months ended March 31, 2017 compared to $1.9 million for the three months ended March 31, 2016. The decrease in basic water service revenue is primarily driven by the sale of Willow Valley, which operations, contributed $162,000 for the three months ended March 31, 2016 compared to no revenue for the three months ended March 31, 2017. The decrease in basic water service revenue related to the sale of Willow Valley was partially offset by a $73,000, or 4.1%, increase in basic water service revenue for the remaining utilities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, which resulted from an increase in active service connections for the remaining operating utilities, combined with an increase in rates related to Rate Decision No. 74364.

Wastewater and Recycled Water Services – Wastewater and recycled water services revenues increased $181,000, or 4.8%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase reflects the increase in rates related to Rate Decision No. 74364 in February 2014 as well as the increase of active wastewater and recycled water connections, which increased 3.4% to 18,525 as of March 31, 2017 from 17,917 as of March 31, 2016.

Wastewater and recycled water service revenue, which is based on the number of gallons delivered, decreased $12,000, or 11.3%, to $92,000 for the three months ended March 31, 2017 compared to $104,000 for the three months ended March 31, 2016. The decrease in wastewater and recycled water services revenue is primarily related to the decrease in wastewater and recycled water consumption, which was partially offset by an increase in recycled water rates. The volume of recycled water delivered decreased 20 million gallons, or 20.0%, to 80 million gallons for the three months ended March 31, 2017 compared to 99 million gallons for the three months ended March 31, 2016. Recycled water rates increased 10% per Rate Decision No. 74364 compared to 2016.

Operating Expenses – The following table summarizes our operating expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Operations and maintenance	$1,474	$1,612
Operations and maintenance - related party	360	472
General and administrative	2,432	2,054
Depreciation	1,646	1,617
Total operating expenses	$5,912	$5,755

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, property tax, and services contracted from FATHOMTM, decreased $138,000, or 8.6%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Chemical and supply expenses decreased $80,000, or 46.0%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Chemical and supply expenses decreased as a result of the sale of Willow Valley, which operations represented $9,000 of such expense for the three months ended March 31, 2016 compared to zero expense for the three months ended March 31, 2017. However, the primary decrease in chemical and supply expenses is related to the remaining operating utilities, which decreased $70,000, or 42.7%. This decrease is driven by a reduction in chemical utilization for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, as additional chemicals were required in 2016 to ensure optimal operation of the wastewater facility in readiness for the inception of the Palo Verde wastewater recycling facility expansion project, which project is underway.

Total personnel expenses decreased $54,000, or 11.8%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to a decrease in personnel related to the sale of Willow Valley, which operations represented $39,000 of personnel expense for the three months ended March 31, 2016. Total personnel costs for the remaining operating utilities decreased $16,000, or 3.9%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in personnel expenses for the remaining utilities was primarily driven by an increase in labor capitalized to ongoing projects, which increased as part of the acceleration of our capital improvement plan.

Utility expenses increased $27,000, or 8.5%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. For the three months ended March 31, 2016, Willow Valley’s utility expenses were $9,000, which partially offset a $34,000 increase in utility expenses for the remaining operating utilities. The increase in utility expenses for the remaining operating utilities was driven by an increase in the processing requirements of the waste water treatment facility.

Property taxes decreased $24,000, or 4.8%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Property taxes decreased due to the sale of Willow Valley, which operations represented $8,000 in taxes for the three months ended March 31, 2016 compared to zero expense for the three months ended March 31, 2017. Property taxes for the remaining operating utilities decreased $16,000, or 3.3%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues of the Company. As revenues increase, we generally expect property taxes to increase. For the three months ended March 31, 2017, property taxes decreased due to a change in governmental assessment when compared to the three months ended March 31, 2016.

Operations and Maintenance – Related Party – Operations and maintenance related party expenses are for service fees paid to FATHOM™ with respect to billing, customer service and other support provided to our regulated utilities. Service fees paid to FATHOM™ decreased $112,000, or 23.7%, to $360,000 for the three months ended March 31, 2017 compared to $472,000 for the three months ended March 31, 2016. FATHOM™ service fees decreased as a result of the sale of Willow Valley, which operations represented $36,000 of such expenses for the three months ended March 31, 2016 compared to zero for the three months ended March 31, 2017. FATHOM™ service fees for the remaining operating utilities decreased $76,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in service fees for the remaining operating utilities is driven by the renegotiation of the FATHOM™ service contract in November 2016, wherein the monthly rate per water connection decreased $1.55, or 19.9%, from $7.79 per month to $6.24 per month in January 2017.

General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent and regulatory fees. These costs increased $378,000, or 18.4%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Board compensation expense increased $278,000. The increase in board compensation expense is primarily related to $265,000 of option expense for the three months ended March 31, 2017 compared to zero expense for the three months ended March 31, 2016. Board compensation expense increased in relation to the grant of 325,000 options to members of our board of directors in May 2016.

General liability insurance increased $37,000, or 56.1%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase is primarily due to inclusion of director and officer insurance expense in 2017, in relation to the completed U.S. IPO in May 2016 and listing as a U.S. public company.

Investor relations expenses increased $24,000 to $26,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Investor relations expenses were historically recorded at GWRC.

Other Income (Expense) – Other expense totaled $742,000 for the three months ended March 31, 2017 compared to other expense of $1.6 million for the three months ended March 31, 2016. The decrease of $855,000 in other expense was primarily attributed to a decrease in interest expense of $510,000 combined with the $315,000 change in Other – related party income.

Interest expense decreased $510,000, or 28.0%, to $1.3 million for the three months ended March 31, 2017 compared to $1.8 million for the three months ended March 31, 2016. Interest expense decreased primarily due to the June 2016 debt refinancing, which reduced quarterly interest expense by approximately $459,000.

Other – related party income increased $315,000, to income of $214,000 for the three months ended March 31, 2017 compared to a loss of $101,000 for the three months ended March 31, 2016. Other related party income includes royalty income based upon a percentage of certain FATHOMTM recurring revenue combined with the equity method gains and losses associated with our equity method investment in FATHOMTM. The change in other related party income (expense) was primarily driven by a $243,000 gain from the revaluation of our ownership interest in FATHOMTM in connection with FATHOMTM’s financing transaction in March 2017 (See Note 5 – “Equity Method Investment” to the condensed consolidated financial statement in Part I, Item 1 of this report) combined with a reduction of FATHOMTM operating losses for the three months ended March 31, 2017 compared to March 31, 2016.

Other income increased $29,000, to $352,000 for the three months ended March 31, 2017 compared to $323,000 for the three months ended March 31, 2016. Other income includes royalty income of $3,000 for each new water meter installed within Valencia Water Company’s prior service areas, which increased $102,000 to $354,000 for the three months ended March 31, 2017 compared to $252,000 for the three months ended March 31, 2016. This increase was partially offset by a decrease of other income of $69,000.

Income Tax (Expense) Benefit – Income tax expense of $87,000 was recorded for the three months ended March 31, 2017 compared to an income tax benefit of $222,000 for the three months ended March 31, 2016. The income tax expense recorded for the three months ended March 31, 2017 is related to current period pretax income compared to a pretax loss for the three months ended March 31, 2016.

Net Income – Our net income totaled $50,000 for the three months ended March 31, 2017 compared to net loss of $314,000 for the three months ended March 31, 2016. The $364,000 increase for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily attributed to the $510,000 reduction of interest expense, $310,000 change of our equity method investment, $182,000 operating income reduction, and a $309,000 change in income taxes for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, respectively.

Outstanding Share Data

As of May 10, 2017, there were 19,581,266 shares of our common stock outstanding and options to acquire an additional 368,395 shares of our common stock outstanding.

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

As of March 31, 2017, we have no notable near-term cash expenditure or debt obligations. While specific facts and circumstances could change, we believe that we have sufficient cash on hand and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan as well as remain in compliance with our debt covenants for at least the next twelve months.

In March 2014, we initiated a dividend program to declare and pay a monthly dividend. On November 14, 2016 we announced a monthly dividend increase from $0.02200 per share ($0.26400 per share annually) to $0.02250 per share ($0.27000 per share annually). On May 10, 2017 we announced a monthly dividend increase from $0.02250 per share ($0.27000 per share annually) to $0.02306 per share ($0.27672 per share annually). Although we expect monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of our board of directors and is subject to legal requirements.

The senior secured notes contain a provision limiting the payment of dividends if we fall below a debt service ratio of consolidated EBITDA to consolidated debt service of 1.25, or 1.20 for the quarters ending June 30, 2021 through the quarter ending March 31, 2024. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest, and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, dividend declarations, and stock repurchases. As of March 31, 2017, we were in compliance with our dividend covenant, and we believe we will remain in compliance for at least the next twelve months.

Cash from Operating Activities – Cash flows provided by operating activities are used for operating needs and to meet capital expenditure requirements. Our future cash flows from operating activities will be affected by economic utility regulation, infrastructure investment, growth in service connections, customer usage of water, compliance with environmental health and safety standards, production costs, weather, and seasonality.

For the three months ended March 31, 2017, our net cash provided by operating activities totaled $2.1 million compared to net cash provided by operating activities of $2.4 million for the three months ended March 31, 2016. The $337,000 change in cash from operating activities is primarily driven by the timing of the recording and settlement of accounts payable and other accrued liabilities.

Cash Used In Investing Activities – Our net cash used in investing activities totaled $6.5 million for the three months ended March 31, 2017 compared to cash used in investing activities of $1.4 million for the three months ended March 31, 2016. The $5.1 million change in cash used in investing activities was primarily driven by an increase in capital expenditures of $5.1 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

We continue to invest capital prudently in our existing, core service areas where we are able to deploy our Total Water Management model as service connections grow. This includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. We expect capital expenditures to increase in 2017 as compared to recent years as a result of our decision to accelerate certain capital expenditures within our capital improvement plan related to the recently obtained Private Letter Ruling, subject to the approval of our one-year extension request to the Internal Revenue Service (see “—Recent Events—Private Letter Ruling”). Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Used In Financing Activities – Our net cash used in financing activities totaled $1.3 million for the three months ended March 31, 2017, a $127,000 change as compared to the $1.2 million in cash used in financing activities for the three months ended March 31, 2016. This change was primarily driven by an increase in dividends paid of $162,000 to $1.3 million for the three months ended March 31, 2017 compared to $1.2 million for the three months ended March 31, 2016.

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

There have been no significant changes to our critical accounting policies from those disclosed under “Managements’ Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Judgments, and Estimates” in most recent Annual Report on Form 10-K filed with the SEC on March 10, 2017.

Off Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual cash obligations as of March 31, 2017 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	2 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt obligations	$115,000	$—	$—	$1,917	$113,083
Interest on long-term debt (2)	72,418	5,209	10,419	10,419	46,371
Capital lease obligations	13	5	8	—	—
Interest on capital lease	2	2	—	—	—
Operating lease obligations	200	77	123	—	—
FATHOMTM purchase obligations(3)	2,767	2,767	—	—	—
Total (1)	$190,400	$8,060	$10,550	$12,336	$159,454
(1)

In addition to these obligations, the Company pays annual refunds on advances in aid of construction over a specific period of time based on operating revenues generated from developer-installed infrastructure. The refund amounts are considered an investment in infrastructure and eligible for inclusion in future rate base. These refund amounts are not included in the above table because the refund amounts and timing are dependent upon several variables, including new customer connections, customer consumption levels, and future rate increases, which cannot be accurately estimated. Portions of these refund amounts are payable annually over the next two decades, and amounts not paid by the contract expiration dates become nonrefundable and are transferred to contributions in aid of construction.

(2)	Interest on the long-term debt is based on the fixed rates of the Company’s senior secured notes.
(3)

The Company has entered into an agreement with FATHOMTM to replace a majority of its meter infrastructure within the upcoming year. See Note 7 – “Transactions with Related Parties” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for more information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk associated with changes in commodity prices, equity prices, and interest rates. The Company uses fixed-rate long-term debt to reduce the risk from interest rate fluctuations. Although the Company’s long-term debt is based on fixed rates, changes in interest rates could impact the fair market value of the Company’s long-term debt.  As of March 31, 2017, the fair market value of the Company’s long-term debt was $110.8 million.  For additional information about the Company’s long-term debt, see Note 9 – “Debt” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we may, from time to time, be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. To our knowledge, we are not involved in any legal proceeding which is expected to have a material effect on us.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10‑K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a) Sales of Unregistered Securities

No unregistered securities were sold during the three months ended March 31, 2017.

b) Use of Proceeds

None.

c) Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

2.1.1	Arrangement Agreement	Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed January 19, 2016.
2.1.2	Plan of Arrangement	Incorporated by reference to Exhibit 2.1.2 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed April 13, 2016.
3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 4, 2016.
3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed May 4, 2016.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Water Resources, Inc.

Date: May 10, 2017	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial Officer)