Form 10-Q
period 2017-06-30
Global Water Resources, Inc.
filed 2017-08-09
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number: 001-37756
______________________________________________________________
Global Water Resources, Inc.
(Exact Name of Registrant as Specified in its Charter)
______________________________________________________________

Delaware	90-0632193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21410 N. 19th Avenue #220, Phoenix, AZ	85027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (480) 360-7775
_______________________________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 8, 2017, the registrant had 19,606,266 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	282,084	273,366
Less accumulated depreciation	(72,186)	(72,877)
Net property, plant and equipment	209,898	200,489
CURRENT ASSETS:
Cash and cash equivalents	9,125	20,498
Accounts receivable — net	1,679	1,471
Due from affiliates	388	333
Accrued revenue	1,954	1,619
Prepaid expenses and other current assets	1,201	819
Total current assets	14,347	24,740
OTHER ASSETS:
Intangible assets — net	12,772	12,772
Regulatory asset	54	110
Bond service fund and other restricted cash	231	228
Equity method investment	475	480
Total other assets	13,532	13,590
TOTAL ASSETS	237,777	238,819
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	845	1,791
Accrued expenses	7,903	7,602
Deferred revenue	5	1
Customer and meter deposits	1,423	1,482
Long-term debt and capital leases — current portion	9	25
Total current liabilities	10,185	10,901
NONCURRENT LIABILITIES:
Long-term debt and capital leases	114,349	114,317
Deferred regulatory gain - ICFA	19,739	19,740
Regulatory liability	7,859	7,859
Advances in aid of construction	62,966	61,996
Contributions in aid of construction — net	4,457	4,585
Deferred income tax liabilities, net	2,981	2,585
Acquisition liability	934	934
Other noncurrent liabilities	1,043	913
Total noncurrent liabilities	214,328	212,929
Total liabilities	224,513	223,830
Commitments and contingencies (see Note 13)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 19,606,266 and 19,581,266 shares issued as of June 30, 2017 and December 31, 2016, respectively	196	196
Paid in capital	16,629	18,968
Accumulated deficit	(3,561)	(4,175)
Total shareholders' equity	13,264	14,989
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	237,777	238,819

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES:
Water services	3,897	$3,647	$6,682	$6,636
Wastewater and recycled water services	4,230	3,922	8,218	7,729
Unregulated revenues	18	20	36	40
Total revenues	8,145	7,589	14,936	14,405

OPERATING EXPENSES:
Operations and maintenance	1,451	1,596	2,925	3,208
Operations and maintenance - related party	365	465	725	937
General and administrative	2,809	2,993	5,019	5,047
Depreciation	1,808	1,610	3,454	3,227
Total operating expenses	6,433	6,664	12,123	12,419
OPERATING INCOME	1,712	925	2,813	1,986

OTHER INCOME (EXPENSE):
Interest income	6	4	10	7
Interest expense	(1,305)	(7,458)	(2,617)	(9,280)
Other	336	1,107	688	1,430
Other - related party	(33)	(41)	181	(142)
Total other expense	(996)	(6,388)	(1,738)	(7,985)

INCOME (LOSS) BEFORE INCOME TAXES	716	(5,463)	1,075	(5,999)
INCOME TAX (EXPENSE) BENEFIT	(291)	1,931	(461)	2,153
NET INCOME (LOSS)	$425	$(3,532)	$614	$(3,846)

Basic earnings (loss) per common share	$0.02	$(0.18)	$0.03	$(0.21)
Diluted earnings (loss) per common share	$0.02	$(0.18)	$0.03	$(0.21)
Dividends declared per common share	$0.07	$0.06	$0.14	$0.14

Weighted average number of common shares used in the determination of:
Basic	19,589,782	19,172,306	19,585,548	18,707,026
Diluted	19,646,448	19,172,306	19,633,269	18,707,026

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Shares	Common Stock	Paid-in Capital	Accumulated Deficit	Total Equity
BALANCE - December 31, 2016	19,581,266	$196	$18,968	$(4,175)	$14,989
Dividend declared $0.14 per share	—	—	(2,667)	—	(2,667)
Merger of GWRC	—	—	53	—	53
Stock option exercise	25,000	—	188	—	188
Stock compensation	—	—	87	—	87
Net income	—	—	—	614	614
BALANCE - June 30, 2017	19,606,266	$196	$16,629	$(3,561)	$13,264

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$614	$(3,846)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred compensation	1,082	1,457
Depreciation	3,454	3,227
Write-off of debt issuance costs	—	2,165
Amortization of deferred debt issuance costs and discounts	22	405
Loss on sale of Willow Valley	—	54
Loss on equity investment	5	318
Other (gains) and losses	5	(953)
Provision for doubtful accounts receivable	55	58
Deferred income tax benefit (expense)	396	(2,265)
Changes in assets and liabilities, net of acquisition related purchase accounting adjustments:
Accounts receivable	(256)	(464)
Other current assets	(771)	(453)
Accounts payable and other current liabilities	(951)	(2,268)
Other noncurrent assets	55	63
Other noncurrent liabilities	(32)	37
Net cash provided by (used in) operating activities	3,678	(2,465)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,771)	(2,634)
Proceeds from the sale of Willow Valley	—	2,254
Deposits of restricted cash, net	(3)	75
Other cash flows from investing activities	—	13
Net cash used in investing activities	(12,774)	(292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,655)	(2,403)
Advances in aid of construction	270	175
Proceeds from stock option exercise	188	—
Principal payments under capital lease	(80)	(72)
Loan borrowings	—	115,000
Repayments of bond debt	—	(106,695)
Proceeds withdrawn from bond service fund	—	8,825
Proceeds from sale of stock	—	8,372
Payment of Sonoran acquisition liability	—	(2,800)
Debt issuance costs paid	—	(759)
Payments of offering costs for sale of stock	—	(2,818)
Net cash provided by (used in) financing activities	(2,277)	16,825
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,373)	14,068
CASH AND CASH EQUIVALENTS — Beginning of period	20,498	11,513
CASH AND CASH EQUIVALENTS – End of period	$9,125	$25,581

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. INTERIM FINANCIAL STATEMENTS
Basis of Presentation and Principles of Consolidation – The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 are unaudited. The December 31, 2016 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016. In our opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Merger of GWR Global Water Resources Corp. (“GWRC”) — On May 3, 2016, the Company completed the merger of GWRC into GWRI. At the time of the merger, GWRC ceased to exist as a British Columbia corporation and the Company continued as the surviving entity of the merger. See Note 7 – “Transactions with Related Parties”. In conjunction with the merger of GWRC into GWRI, the Company recorded $731,000 in accounts payable and $353,000 in deferred compensation on the books of GWRI that were previously recorded at GWRC. In addition to these liabilities, the Company also recorded an approximate $1.4 million tax liability associated with the transfer of GWRC from Canada to the United States, which liability has since been settled. A corresponding reduction in paid in capital was recorded with the merging of these liabilities into GWRI. The 8,726,747 outstanding common shares of the Company held by GWRC, and acquired by the Company at the time of merger, were recorded as treasury stock and were retired in December 2016.
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
Pursuant to Internal Revenue Code §1033, the Company may defer the gain on condemnation through the end of 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018. As the extension has not been approved, the Company has identified certain currently planned investments within our capital improvement plan, which the Company has accelerated with a 2017 timeframe in mind. As a result, the Company increased capital expenditures in 2017 as compared to recent years, and expects corresponding reductions to occur in 2018, 2019, and beyond. As of June 30, 2017, our deferred tax liability relating to the condemnation was approximately $10.6 million.
Acquisition of Eagletail Water Company — On May 15, 2017, the Company acquired 100% of Eagletail Water Company ("Eagletail") via merger. Eagletail, a small water utility located west of metropolitan Phoenix, adds approximately 55 active water connections and six square miles of approved service area to the Company’s existing regional service footprint. Total consideration was approximately $80,000. As part of the transaction, the Company acquired assets of approximately $80,000 and assumed liabilities of approximately $82,000.
Immaterial Correction of an Error in Previously Issued Financial Statements — Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, the Company identified prior period misstatements in stock compensation expense that resulted in the overstatement of general and administrative expense in the Company's consolidated statement of operations. The Company assessed the materiality of these misstatements both quantitatively and qualitatively and determined the correction of these errors to be immaterial to the prior consolidated financial statements taken as a whole.  As a result, the Company has corrected the misstatements in the accompanying financial statements. The misstatements had no impact on the net cash flows from operating, investing, or financing activities.

The following tables summarize the impact of the correction to the prior accompanying financial statements (in thousands).

	Three Months Ended June 30, 2016 (as Previously Reported)	Adjustments	Three Months Ended June 30, 2016 (as Corrected)
General and administrative	$3,092	$(99)	$2,993
Total operating expenses	6,763	(99)	6,664
Operating income	826	99	925
Income (loss) before income taxes	(5,562)	99	(5,463)
Income tax benefit (expense)	1,968	(37)	1,931
Net income (loss)	(3,594)	62	(3,532)
Basic earnings (loss) per common share	(0.19)	0.01	(0.18)
Diluted earnings (loss) per common share	(0.19)	0.01	(0.18)

	Six Months Ended June 30, 2016 (as Previously Reported)	Adjustments	Six Months Ended June 30, 2016 (as Corrected)
General and administrative	$5,146	$(99)	$5,047
Total operating expenses	12,518	(99)	12,419
Operating income	1,887	99	1,986
Income (loss) before income taxes	(6,098)	99	(5,999)
Income tax benefit (expense)	2,190	(37)	2,153
Net income (loss)	(3,908)	62	(3,846)
Basic earnings (loss) per common share	(0.21)	—	(0.21)
Diluted earnings (loss) per common share	(0.21)	—	(0.21)

	December 31, 2016 (as Previously Reported)	Adjustments	December 31, 2016 (as Corrected)
Deferred income tax liabilities, net	$2,383	$202	$2,585
Total liabilities	223,628	202	223,830
Paid in capital	19,510	(542)	18,968
Accumulated deficit	(4,515)	340	(4,175)
Total shareholders' equity	15,191	(202)	14,989
The correction decreased general and administrative expense by $542,000 and net loss by $340,000 for the year ended December 31, 2016, as previously reported. The correction also decreased general and administrative expense by $222,000 and increased net income by $139,000 for the three-months ended March 31, 2017, as previously reported, which correction has been reflected in the statement of operations for the six-months ended June 30, 2017.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which completes the joint effort between the FASB and International Accounting Standards Board to converge the recognition of revenue between the two boards. The new standard affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets not included within other FASB standards. The guiding principal of the new standard is that an entity should recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled for the delivery of goods and services. ASU 2014-09 may be adopted using either of two acceptable methods: (1) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (2) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures. To assess at which time revenue should be recognized, an entity should use the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. For public business entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period. For private companies,

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2018 and interim reporting periods beginning after December 15, 2019. Earlier application is allowed in certain circumstances. The Company does not believe this update will have an effect on the Company’s regulated revenue. However, the Company is evaluating the effect of the new standard on the accounting for contributions in aid of construction (“CIAC”), which may change if CIAC is determined to be revenue from customers.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-2”). ASU 2016-02 requires lessees record a right-of-use asset and corresponding lease obligation for lease arrangements with a term of greater than twelve months. ASU 2016-02 requires additional disclosures about leasing arrangements and requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. This guidance will be effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. For all other entities, the guidance is effective for annual periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company does not expect this update to have a material impact on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current U.S. GAAP and thereby reduce the current diversity in practice. This guidance is effective for public companies for annual periods beginning after December 15, 2017 and interim periods within those annual periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements .
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
On July 9, 2012, we filed formal rate applications with the ACC to adjust the revenue requirements for seven utilities representing a collective rate increase of approximately 28% over 2011 revenue levels. In August 2013, the Company entered into a settlement agreement with ACC Staff, the Residential Utility Consumers Office, the City of Maricopa, and other parties to the rate case. The settlement required approval by the ACC’s Commissioners before it could take effect. In February 2014, the rate case proceedings were completed and the ACC issued Rate Decision No. 74364, effectively approving the settlement agreement. The rulings of the decision include, but are not limited to, the following:

•
For the Company’s utilities, adjusting for the condemnation of the operations and assets of Valencia Water Company and sale of Willow Valley, a collective revenue requirement increase of $3.6 million based on 2011 test year service connections, phased-in over time, with the first increase in January 2015 as follows (in thousands):

	Incremental		Cumulative
2015	1,083	1,083	1,083
2016	887	1,970	1,970
2017	335	2,305	2,305
2018	335	2,640	2,640
2019	335	2,975	2,975
2020	335	3,310	3,310
2021	335	3,645	3,645

Whereas this phase-in of additional revenues was determined using a 2011 test year, to the extent that the number of active service connections increases from 2011 levels, the additional revenues may be greater than the amounts set forth above. On the other hand, if active connections decrease or we experience declining usage per customer, we may not realize all of the anticipated revenues.

•
Full reversal of the imputation of CIAC balances associated with funds previously received under infrastructure coordination and financing agreements (“ICFAs”), as required in the Company’s last rate case. The reversal restored rate base or future rate base and had a significant impact of restoring shareholder equity on the balance sheet.

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
The Company will account for the portion allocated to the HUF as a CIAC contribution. However, in accordance with the ACC directives the CIAC is not deducted from rate base until the HUF funds are expended for utility plant. Such funds will be segregated in a separate bank account and used for plant. A HUF liability will be established and will be amortized as a reduction of depreciation expense over the useful life of the related plant once the HUF funds are utilized for the construction of plant. For facilities required under a HUF or ICFA, the utilities must first use the HUF moneys received, after which, it may use debt or equity financing for the remainder of construction. The Company will record 30% of the funds received, up until the HUF liability is fully funded, as deferred revenue, which is to be recognized as revenue once the obligations specified within the ICFA are met. As of June 30, 2017 and December 31, 2016, ICFA deferred revenue recorded on the consolidated balance sheet totaled $19.7 million, which represents deferred revenue recorded for ICFA funds received on contracts that had become due prior to Rate Decision No. 74364. For ICFA contracts coming due after December 31, 2013, as funding is received 30% will be added to this balance with the remaining 70% recorded to a HUF liability, until the HUF liability is fully funded at which time any funding greater that the HUF liability will be recorded as deferred revenue.
Regulatory asset – Under ASC Topic 980, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate making process in a period different from the period in which they would have been reflected in income by an unregulated company. Certain costs associated with our rate cases have been deferred on our balance sheet as regulatory assets as approved by the ACC. At June 30, 2017 and December 31, 2016, the Company had one regulatory asset in the amount of $54,000 and $110,000, respectively, related to costs incurred in connection with Rate Decision No. 74364. This amount began to amortize in January 2015, and will amortize over a three-year period.
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
As a result of Rate Decision No. 74364, the Company changed its policy around the ICFA related intangible assets. As discussed above, pursuant to Rate Decision No. 74364, approximately 70% of ICFA funds to be received in the future will be recorded as a HUF, until the HUF is fully funded at the Company’s applicable utility subsidiary. The remaining approximate 30% of future ICFA funds will be recorded at the parent company level and will be subject to the Company’s ICFA revenue recognition accounting policy. As the Company now expects to experience an economic benefit from the approximately 30% portion of future ICFA funds, 30% of the regulatory liability, or $3.4 million, was reversed in 2014. The remaining 70% of the regulatory liability, or $7.9 million, will continue to be recorded on the balance sheet. At June 30, 2017 and December 31, 2016, this was the Company's sole regulatory liability.
Subsequent to Rate Decision No. 74364, the intangible assets will continue to amortize when the corresponding ICFA funds are received in proportion to the amount of total cash expected to be received under the underlying agreements. The recognition of amortization expense will be partially offset by a corresponding reduction of the regulatory liability.

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at June 30, 2017 and December 31, 2016 consist of the following (in thousands):

	June 30, 2017	December 31, 2016	Average Depreciation Life (in years)
Mains/lines/sewers	$116,679	$115,790	47
Plant	73,276	67,744	25
Equipment	29,135	29,100	10
Meters	12,422	4,637	12
Furniture, fixture and leasehold improvements	369	383	8
Computer and office equipment	628	1,056	5
Software	310	240	3
Land and land rights	860	764
Other	225	226
Construction work-in-process	48,180	53,426
Total property, plant and equipment	282,084	273,366
Less accumulated depreciation	(72,186)	(72,877)
Net property, plant and equipment	$209,898	$200,489

4. ACCOUNTS RECEIVABLE
Accounts receivable as of June 30, 2017 and December 31, 2016 consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Billed receivables	$1,808	$1,547
Less allowance for doubtful accounts	(129)	(76)
Accounts receivable – net	$1,679	$1,471

5. EQUITY METHOD INVESTMENT
On June 5, 2013, the Company sold Global Water Management, LLC (“GWM”), a wholly-owned subsidiary of GWRI, that owned and operated the FATHOM Water Management Holdings, LLP ("FATHOM™") business. In connection with the sale of GWM, the Company made a $1.6 million investment in FATHOM™ (“the FATHOM™ investment”). This limited partnership investment is accounted for under the equity method due to the FATHOM™ investment being considered more than minor.
In March 2017, FATHOM™ completed a round of financing, wherein our ownership percentage was reduced from 8.0% to 7.1% on a fully diluted basis. In conjunction with the recapitalization, the Company's equity interest was adjusted in accordance with ASC 323, Investments-Equity Method and Joint Ventures, wherein we recorded a $243,000 gain for the six months ended June 30, 2017. The adjustment to the carrying value of the FATHOM™ investment was calculated using our proportionate share of FATHOM™'s adjusted net equity. The gain was recorded within other income and expense in our consolidated statement of operations in the first quarter of 2017. The carrying value of the FATHOM™ investment consisted of a balance of $475,000 as of June 30, 2017 and $480,000 as of December 31, 2016, and reflects our initial investment, the adjustments related to subsequent rounds of financing, and our proportionate share of FATHOM™'s cumulative earnings (losses).
We evaluate the FATHOM™ investment for impairment whenever events or changes in circumstances indicate that the carrying value of the FATHOM™ investment may have experienced an “other-than-temporary” decline in value. Since the sale of GWM, the losses incurred on the FATHOM™ investment were greater than anticipated; however, based upon our evaluation of various relevant factors, including the recent round of financing and the ability of FATHOM™ to achieve and sustain an earnings capacity that would justify the carrying amount of the FATHOM™ investment, we do not believe the FATHOM™ investment to be impaired as of June 30, 2017.
We have evaluated whether the FATHOM™ investment qualifies as a variable interest entity (“VIE”) pursuant to the accounting guidance of ASC 810, Consolidations. Considering the potential that the total equity investment in the FATHOM™ investment may not be sufficient to absorb the losses of the FATHOM™ investment, the Company currently views the FATHOM™ investment as a VIE. However, considering the Company’s minority interest and limited involvement with the FATHOM™ business, the Company is not required to consolidate FATHOM™. Rather, the Company has accounted for the FATHOM™ investment under the equity method.

6. INTANGIBLE ASSETS
Intangible assets as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532	$—	$1,532	$1,532	$—	$1,532
Intangible trademark	13	—	13	13	—	13
	1,545	—	1,545	1,545	—	1,545
AMORTIZED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(12,154)	5,824	17,978	(12,154)	5,824
Sonoran contract rights	7,406	(2,003)	5,403	7,406	(2,003)	5,403
	25,384	(14,157)	11,227	25,384	(14,157)	11,227
Total intangible assets	$26,929	$(14,157)	$12,772	$26,929	$(14,157)	$12,772

Acquired ICFAs and Sonoran contract rights are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. No amortization was recorded for these balances for the three and six months ended June 30, 2017 and June 30, 2016.

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
GWRC was not part of the consolidated Company prior to the completion of the Reorganization Transaction. GWRC had no employees. GWRI provided for the ongoing management and general administration of GWRC’s business affairs pursuant to a management agreement between GWRC and GWRI to provide such services. Accordingly, GWRC was economically dependent on the Company. Services provided by the Company under the management agreement were provided at no charge to GWRC, and were not monetarily significant. However, GWRC incurred certain costs not covered by the management agreement. These included GWRC’s accounting fees, legal fees, listing fees, and other costs directly associated with its former status as a publicly traded company. Whereas GWRC did not expect to generate cash flows from operating activities, the operating costs incurred by

GWRC and other cash requirements were paid by the Company. Amounts paid by the Company on GWRC’s behalf during the six months ended June 30, 2017 and 2016 totaled zero and $650,000, respectively. The Company accounted for such payments as equity distributions to GWRC. In conjunction with the merger of GWRC into GWRI, the Company recorded $731,000 in accounts payable and $353,000 in deferred compensation on the books of GWRI that were previously recorded at GWRC. In addition to these liabilities, the Company also recorded an approximate $1.4 million tax liability associated with the transfer of GWRC from Canada to the United States, which liability has since been settled. A corresponding reduction in additional paid in capital was recorded with the merging of these liabilities into GWRI.
The Company provides medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a shareholder and director of the Company. Medical claims paid to the plan were approximately $14,000 and $122,000 for the three months ended June 30, 2017 and 2016, respectively. Medical claims paid to the plan were approximately $104,000 and $401,000 for the six months ended June 30, 2017 and 2016, respectively
GWM has historically provided billing, customer service, and other support services for the Company’s regulated utilities. Amounts collected by GWM from the Company’s customers that GWM has not yet remitted to the Company are included within the “Due from affiliates” caption on the Company’s consolidated balance sheet. As of June 30, 2017 and December 31, 2016, the unremitted balance totaled $388,000 and $333,000, respectively. Notwithstanding the sale of GWM on June 5, 2013, GWM continues to provide these services to the Company’s regulated utilities under a long-term service agreement. Based on current service connections, annual fees to be paid to GWM for FATHOM™ services will be approximately $1.5 million at a rate of $6.24 per water account/month. For the three months ended June 30, 2017 and 2016, the Company incurred FATHOM™ service fees of approximately $365,000 and $465,000, respectively. For the six months ended June 30, 2017 and 2016, the Company incurred FATHOM™ service fees of approximately $725,000 and $937,000, respectively.
Pursuant to the purchase agreement for the sale of GWM, the Company is entitled to quarterly royalty payments based on a percentage of certain of GWM’s recurring revenues for a 10-year period, up to a maximum of $15.0 million. In addition, the Company entered into a services agreement with GWM whereby the Company has agreed to use the FATHOM™ platform for all of its regulated utility services for an initial term of 10 years. The services agreement was amended on November 17, 2016, which extended the term of the contract through December 31, 2026. As part of the amended agreement, the Company reduced the monthly rate per connection from $7.79 per water account/month to $6.24 per water account/month. Additionally, the scope of services was expanded to include a meter replacement program of approximately $11.4 million, wherein the Company has replaced a majority of its meter infrastructure. As of June 30, 2017, $10.0 million has been paid to GWM in connection with the meter exchange program.
The services agreement is automatically renewable for successive 10-year periods, unless notice of termination is given prior to any renewal period. The services agreement may be terminated by either party for default only and the termination of the services agreement will also result in the termination of the royalty payments payable to the Company. The Company made the election to record these quarterly royalty payments prospectively in income as the amounts are earned. Royalties recorded within other income totaled approximately $95,000 and $89,000 for the three months ended June 30, 2017 and 2016, respectively. Royalties recorded within other income totaled approximately $187,000 and $177,000 for the six months ended June 30, 2017 and 2016, respectively.

8. ACCRUED EXPENSES
Accrued expenses at June 30, 2017 and December 31, 2016 consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Deferred compensation	$1,985	$1,920
Meter replacement - related party	1,417	1,255
Property taxes	945	910
Project accruals	666	48
Interest	467	483
Dividend payable	470	458
Tax obligation related to GWRC merger	—	178
Other accrued liabilities	1,953	2,350
Total accrued liabilities	$7,903	$7,602

9. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.380% Series A 2016, maturing June 2028	$—	$28,750	$—	$28,750
4.580% Series B 2016, maturing June 2036	—	86,250	—	86,250
1.200% WIFA Loan, maturing October 2032	3	43	—	—
4.650% Harquahala Loan, maturing January 2021	6	21	—	—
	9	115,064	—	115,000
OTHER
Capital lease obligations	—	—	25	54
Debt issuance costs	—	(715)	—	(737)
Total debt	$9	$114,349	$25	$114,317

2016 Senior Secured Notes – On June 24, 2016, the Company issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter. The proceeds of the senior secured notes were primarily used to refinance the previously outstanding long-term tax exempt bonds, which were subject to an early redemption option at 103%, plus accrued interest, as a result of the U.S. IPO. As part of the refinancing of the long-term debt, the Company paid a prepayment penalty of $3.2 million and wrote off the remaining $2.2 million in capitalized loan fees related to the tax exempt bonds, which were recorded as additional interest expense in the second quarter of 2016. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions.
The senior secured notes require the Company maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of June 30, 2017, the Company was in compliance with its financial debt covenants.
Eagletail Loans – In May 2017, the Company acquired Eagletail. As part of the acquisition, the Company assumed two unsecured loans held by Eagletail. These loans are payable to the Water Infrastructure Finance Authority of Arizona ("WIFA") and Harquahala Valley Community Benefits Foundation ("Harquahala") and as of June 30, 2017 carry balances of $46,000 and $27,000, respectively. The WIFA loan bears an interest rate of 1.20% over a 20-year term, while the Harquahala loan bears an interest rate of 4.65% over a 15-year term.

At June 30, 2017, the Company had no capital lease obligations outstanding and the remaining aggregate annual maturities of debt for the years ended December 31 are as follows (in thousands):

Debt
2017	$9
2018	10
2019	10
2020	8
2021	1,919
Thereafter	113,117
Subtotal	115,073
Less: amount representing interest	—
Total	$115,073

At June 30, 2017, the carrying value of the non-current portion of long-term debt was $115.1 million, with an estimated fair value of $113.9 million. At December 31, 2016, the carrying value of the non-current portion of long-term debt was $115.0 million, with an estimated fair value of $108.4 million. The fair value of our debt was estimated based on interest rates considered available for instruments of similar terms and remaining maturities.

10. INCOME TAXES
During the three months ended June 30, 2017, the Company recorded a tax expense of $291,000 on a pre-tax income of $716,000, compared to a tax benefit of $1.9 million on a pre-tax loss of $5.5 million for the three months ended June 30, 2016. During the six months ended June 30, 2017, the Company recorded a tax expense of $461,000 on a pre-tax income of $1.1 million, compared to a tax benefit of $2.2 million on a pre-tax loss of $6.0 million for the six months ended June 30, 2016. The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items.

11. DEFERRED COMPENSATION AWARDS
Stock-based compensation – Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.
2011 stock option grant – At June 30, 2017 and December 31, 2016, there were options to acquire 43,395 shares of common stock of GWRI outstanding. The options were all vested and exercisable as of each date. The stock options have a remaining contractual life of approximately one year and have an exercise price of $8.65 per share.
2016 stock option grant – In May 2016, GWRI’s Board of Directors granted stock options to acquire 325,000 shares of GWRI’s common stock to the members of the board. The options were granted with an exercise price of $7.50, the prevailing market price of the Company’s common shares at the close of business on May 20, 2016. The options vest over a two-year period, with 50% vesting in May 2017 and 50% vesting in May 2018. The options have a three-year life. The Company will expense the $348,000 fair value of the stock option grant ratably over the two-year vesting period in accordance with ASC 323. Stock-based compensation expense of $43,000 and $87,000 was recorded for the three and six months ended June 30, 2017, respectively. Stock-based compensation expense of $19,000 was recorded for the three and six months ended June 30, 2016. As of June 30, 2017, 25,000 options have been exercised with 300,000 outstanding.
Phantom stock compensation – On December 30, 2010, we adopted a phantom stock unit plan authorizing the directors of the Company to issue phantom stock units (‘‘PSUs’’) to our employees. Following the consummation of the Reorganization Transaction, the awarded PSUs have been amended such that the outstanding units track the value of GWRI’s share price. The vesting of the awards has not changed. The PSUs give rise to a right of the holder to receive a cash payment the value of which, on a particular date, is the market value of the equivalent number of shares of GWRI at that date. The issuance of PSUs as a core component of employee compensation was intended to strengthen the alignment of interests between the employees of the Company and the shareholders of GWRI by linking their holdings and a portion of their compensation to the future value of the common shares of GWRI.

PSUs are accounted for as liability compensatory awards under ASC 710, Compensation – General, rather than as equity awards. PSU awards are remeasured each period and a liability is recorded equal to GRWI’s closing share price as of the balance sheet date multiplied by the number of units vested and outstanding. The value of the benefits is recorded as an expense in the Company’s financial statements over the related vesting period. Vesting occurs ratably over 12 consecutive quarters beginning in the period granted. The following table details total awards granted and the number of units outstanding as of June 30, 2017 along with the amounts paid to holders of the PSUs for the three and six months ended June 30, 2017 and 2016 (in thousands, except unit amounts):

			Amounts Paid For the Three Months Ended June 30,		Amounts Paid For the Six Months Ended June 30,
Grant Date	Units Granted	Units Outstanding	2017	2016	2017	2016
Q1 2013	76,492	—	$—	$—	$—	$29
Q1 2014	8,775	—	—	2	3	4
Q1 2015	28,828	7,207	21	14	43	27
Q1 2016	34,830	20,318	25	17	52	17
Q1 2017	22,712	20,819	16	—	16	—
Total	171,637	48,344	$62	$33	$114	$77
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
The following table details the recipients of the SARs awards, the grant date, units granted, exercise price, outstanding shares as of June 30, 2017 and amounts paid during the three and six months ended June 30, 2017 and 2016 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Three Months Ended June 30,		Amounts Paid For the Six Months Ended June 30,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2017	2016	2017	2016
Key Executive (1)(3)	Q3 2013	100,000	$1.59	20,000	$185	$151	$366	$151
Key Executive (1)(4)	Q4 2013	100,000	$2.69	25,500	158	137	312	137
Members of Management (1)(5)	Q1 2015	299,000	$4.26	233,000	—	50	—	50
Key Executives (2)(6)	Q2 2015	300,000	$5.13	300,000	—	—	—	—
Total		799,000		578,500	$343	$338	$678	$338

(1)	The SARs vest ratably over sixteen quarters from the grant date.

(2)	The SARs vest over sixteen quarters, vesting 20% per year for the first three years, with the remainder, 40%, vesting in year four.

(3)	The exercise price was determined by taking the weighted average GWRC share price of the five days prior to the grant date of July 1, 2013.

(4)	The exercise price was determined by taking the weighted average GWRC share price of the 30 days prior to the grant date of November 14, 2013.

(5)	The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of February 11, 2015.

(6)	The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of May 8, 2015.
As a result of the merger of GWRC into the Company and the U.S. IPO, the exercise prices for the preceding awards were translated to U.S. dollars using the prevailing noon-day Bank of Canada foreign exchange rate of US$0.7969 per CAD$1.00 as measured on May 2, 2016, the day prior to the closing of the merger. The vesting of the awards has not changed. Subsequent to the merger, each SAR provides the holder the right to receive a cash payment amounting to the difference between the per share exercise price and the closing price of GWRI’s common shares on the exercise date, provided that the closing price is in excess of exercise price per share.
For the three months ended June 30, 2017 and 2016, the Company recorded approximately $689,000 and $985,000 of compensation expense related to the PSUs and SARs, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded approximately $865,000 and $1.2 million of compensation expense related to the PSUs and SARs, respectively. Based on GWRI’s closing share price on June 30, 2017, deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
2017	$143	$472
2018	190	853
2019	75	125
2020	—	—
Total	$408	$1,450

12. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the six months ended June 30, 2017 and 2016 (in thousands):

	For the Six Months Ended June 30,
	2017	2016
Supplemental cash flow information:
Cash paid for interest	$2,613	$3,484
Cash paid for GWRC tax liability	$125	$—
Cash paid for bond prepayment fee	$—	$3,201

Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$2,330	$163
Equity method investment gain on recapitalization of FATHOM™	$243	$—
Deferred compensation change in accounting principle	$—	$103
Reclassification of deferred IPO costs to equity	$—	$97

13. COMMITMENTS AND CONTINGENCIES
Commitments – Prior to the sale of GWM, we leased certain office space in Arizona under operating leases with terms that expired in February 2016. The operating lease agreements were between GWM and the landlord. Accordingly, effective June 2013 through February 2016, the Company was not a party under the lease agreements. GWRI subleased a portion of the office space covered under the GWM lease agreements. In February 2016, the Company entered into a three-year lease agreement with the landlord to occupy the same space previously subleased under GWM's lease agreements, inclusive of necessary facility upgrades. Beginning in March 2016, the Company began recording approximately $8,000 in monthly rent expense related to the new agreement. Rent expense arising from the operating leases totaled approximately $24,000 for the three months ended June 30, 2017 and 2016, and $49,000 and $42,000 for the six months ended June 30, 2017 and 2016, respectively.
In June 2017, the Company entered into four-year lease agreements for three company vehicles. The Company will recognize a monthly lease expense of approximately $2,000 per month beginning July 2017. For the three and six months ended June 30, 2017 and 2016, no vehicle lease expense was recorded.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations relates to the three and six months ended June 30, 2017 and should be read together with the condensed consolidated financial statements and accompanying notes included herein, as well as our audited annual financial statements and associated management’s discussion, which are available within our Annual Report on Form 10-K for the year ended December 31, 2016 available on our Company’s profile on the Securities and Exchange Commission (“SEC”) website, www.sec.gov.
Basis of Presentation
The financial statements of Global Water Resources, Inc. have been prepared in accordance with U.S. generally accepted accounting principles and, except where otherwise indicated, are presented in U.S. dollars and references to “$”, “US$”, and “dollars” are to U.S. dollars.
Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this management’s discussion and analysis are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward-looking statements include future estimates described in “Business Outlook”, "Factors Affecting our Results of Operations," and “Liquidity and Capital Resources”. These forward-looking statements reflect management’s current expectations regarding GWRI’s future growth, results of operations, performance and business prospects and opportunities and other future events and speak only as of the date of this management’s discussion and analysis. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not or the times at or by which such performance or results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC, as updated from time to time in our subsequent filings with the SEC. Although the forward-looking statements contained in this management’s discussion and analysis are based upon what management believes to be reasonable assumptions, investors cannot be assured that actual results will be consistent with these forward-looking statements, and the differences may be material. These forward-looking statements are made as of the date of this management’s discussion and analysis and GWRI assumes no obligation to update or revise them to reflect new events or circumstances, except as required by applicable law.
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
Business Outlook
2016 and the first two quarters of 2017 continued the trend of positive growth in new connections and re-establishing service on existing previously vacant homes. According to the 2010 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) had a population of 4.2 million in 2010 and is the 14th largest MSA in the U.S., an increase of 29% over the 3.3 million people reported in the 2000 Census. Metropolitan Phoenix’s growth data continues to improve due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that Phoenix Metro will have a population of 4.9 million by 2020 and 6.8 million by 2040. During the twelve months ended June 30, 2017, Arizona’s employment rate improved by 2.3%, ranking the state in the top eight nationally for job growth.

Also, according to the W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus panel, most sectors of real estate are expected to experience improved occupancy and growth. For Maricopa County and Pinal County combined, the W.P. Carey School of Business, using U.S. Census data, reported that single family housing permits were approximately 16,786 units for 2015.
For 2016, permits were up approximately 10% to 18,456 units in Maricopa and Pinal Counties combined, and the forecasts for 2017 and 2018 remain positive at approximately 21,000 units and 24,000 units, respectively. From there, we believe growth in the region could steadily return towards its normal historical rate of greater than 30,000 single family dwelling permits. Additionally, multifamily, office, retail, and industrial market occupancy rates continued to increase in 2016 compared to 2015, with the office market occupancy rates expected to continue to increase through 2017.
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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, increased 1,179 connections, or 3.1%, from a total of 37,560 as of June 30, 2016 to 38,739 as of June 30, 2017, an annualized increase of approximately 3.8%. This increase is due primarily to the positive growth in new connections.
As of June 30, 2017, we have 38,135 active service connections compared to 36,795 active service connections as of June 30, 2016, an increase of 1,340, or 3.6%. As with the increase in total service connections, the increase is due primarily to the growth in new connections as well as re-establishing connections on existing homes. Approximately 98.8% of the 38,135 active service connections are serviced by our Global Water - Santa Cruz Water Company, LLC (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, LLC (“Palo Verde”) utilities as of June 30, 2017.
The graph below presents the historical change in active and total connections for our ongoing operations, adjusting for the July 2015 condemnation of the assets and operations of Valencia Water Company and the May 2016 sale of Willow Valley.

During the economic downturn beginning in 2008, our utilities experienced an increase in the number of vacant homes, reaching a peak of 4,020 vacant connections as of February 28, 2009, approximately 11.2% of our total connections at the time; however, the negative trend began to reverse thereafter with the number of vacant homes decreasing to 604 or 1.6% of total connections as of June 30, 2017.
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

We have made significant capital investments in our territories within the last thirteen years, and because the infrastructure is new, we do not expect comparable capital investments to be required in the near term, either for growth or to maintain the existing infrastructure. Nevertheless, we have an established capital improvement plan to make targeted capital investments to repair and replace existing infrastructure as needed, address operating redundancy requirements, and improve our overall financial performance, by lowering expenses and increasing revenue. Additionally, to reduce our deferred tax liability of approximately $19.4 million resulting from the gain on the condemnation of the operations and assets of Valencia Water Company, we have identified certain currently planned investments within our capital improvement plan that we determined will qualify under the Internal Revenue Code §1033 re-investment criteria pursuant to a favorable Private Letter Ruling with the Internal Revenue Service. See “—Recent Events—Private Letter Ruling” for additional information.

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
Sale of Loop 303 Contracts
In September 2013, we entered into an agreement to sell certain wastewater facilities main extension agreements and offsite water management agreements for the contemplated Loop 303 service area, along with their related rights and obligations (which we refer to collectively as the “Loop 303 Contracts”), relating to the 7,000-acre territory within a portion of the western planning area of the City of Glendale, Arizona known as the “Loop 303 Corridor.” Pursuant to the agreement, we sold the Loop 303 Contracts to EPCOR for total proceeds of approximately $4.1 million ($3.1 million of which has been received as of December 31, 2016), which will be paid to us over a multi-year period. Receipt of the remaining proceeds will occur and be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners of the Loop 303 Corridor. As part of the consideration, we agreed to complete certain engineering work required in the offsite water management agreements, which we completed in 2013, thereby satisfying our remaining obligations relating to the Loop 303 Contracts. In April 2015, we received proceeds of approximately $296,000 related to the sale of the Loop 303 Contracts. As of June 30, 2017, proceeds of $1.0 million remain outstanding, and when received will be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners.
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
Pursuant to Internal Revenue Code §1033, the Company may defer the gain on condemnation through the end of the year 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018. As the extension has not been approved, the Company has identified certain currently planned investments within our capital improvement plan, which we have accelerated with a 2017 timeframe in mind. As a result, we increased capital expenditures in 2017 as compared to recent years, and expect corresponding reductions to occur in 2018, 2019, and beyond. As of June 30, 2017, our deferred tax liability relating to the condemnation was approximately $10.6 million.
Acquisition of Eagletail Water Company
On May 15, 2017, the Company acquired Eagletail Water Company ("Eagletail") for approximately $80,000. Eagletail, a small water utility located west of metropolitan Phoenix, adds approximately 55 active water connections and six square miles of approved service area to Global Water’s existing regional service footprint.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,
	2017	2016
Revenues	$8,145	$7,589
Operating expenses	6,433	6,664
Operating income	1,712	925
Total other expense	(996)	(6,388)
Income (loss) before income taxes	716	(5,463)
Income tax benefit (expense)	(291)	1,931
Net income (loss)	$425	$(3,532)

Basic earnings (losses) per common share	$0.02	$(0.18)
Diluted earnings (losses) per common share	$0.02	$(0.18)
Revenues – The following table summarizes our revenues for the three months ended June 30, 2017 and 2016 (in thousands).

	For the Three Months Ended June 30,
	2017	2016
Water services	$3,897	$3,647
Wastewater and recycled water services	4,230	3,922
Unregulated revenues	18	20
Total revenues	$8,145	$7,589

Total revenues increased $556,000, or 7.3%, for the three months ended June 30, 2017 compared with the three months ended June 30, 2016. The operations of Willow Valley contributed revenue of $80,000 for the three months ended June 30, 2016 compared to no revenue for the three months ended June 30, 2017. The revenue for the remaining operating utilities increased $636,000, or 8.5%, to $8.1 million for the three months ended June 30, 2017 compared to $7.5 million for the three months ended June 30, 2016. The increase in revenue for the remaining operating utilities reflects the increase in rates related to Rate Decision No. 74364 in February 2014 combined with a 3.6% increase in active service connections, coupled with an increase in consumption during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Water Services – Water services revenue increased $250,000, or 6.9%, to $3.9 million for the three months ended June 30, 2017 compared to $3.6 million for the three months ended June 30, 2016. The operations of Willow Valley contributed $81,000 for the three months ended June 30, 2016 compared to no revenue for the three months ended June 30, 2017. The water services revenue for the remaining operating utilities increased $331,000, or 9.3%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Water services revenue based on consumption increased $223,000, or 13.2%, to $1.9 million for the three months ended June 30, 2017 from $1.7 million for the three months ended June 30, 2016. The operations of Willow Valley contributed $6,000 for the three months ended June 30, 2016 compared to no revenue for the three months ended June 30, 2017. Consumption revenue for the remaining operating utilities increased $229,000, or 13.5%. The increase in consumption revenue for the remaining utilities is primarily driven by an increase in irrigation and residential consumption combined with an increase in rates for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Active water connections increased 3.7% to 19,417 as of June 30, 2017 from 18,716 as of June 30, 2016, primarily due to the positive growth in new connections.
Water consumption increased 15.7% to 700 million gallons for the three months ended June 30, 2017 from 605 million gallons for the three months ended June 30, 2016. However, adjusting for the sale of Willow Valley, which operations accounted for 6 million gallons of consumption for the three months ended June 30, 2016, water consumption for the remaining operating utilities increased 16.8% from 599 million gallons to 700 million gallons. The increase in consumption at the remaining operating utilities is primarily related to the increase in irrigation and residential consumption.

Water services revenue, excluding miscellaneous charges associated with the basic service charge, increased $5,000, or 0.3%, to remain consistent at $1.9 million for the three months ended June 30, 2017 and June 30, 2016. The operations of Willow Valley contributed revenue of $74,000 for the three months ended June 30, 2016 compared to no revenue for the three months ended June 30, 2017. The remaining utilities' basic water service revenue increased $79,000, or 4.4%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, which resulted from an increase in active service connections for the remaining operating utilities, combined with an increase in rates related to Rate Decision No. 74364.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $308,000, or 7.9%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in wastewater and recycled water services revenue is primarily driven by a $260,000 increase in wastewater services revenue combined with a $48,000 increase in recycled water services revenue for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in wastewater services revenue reflects the increase in rates related to Rate Decision No. 74364, as well as the increase in active wastewater connections, which increased 3.5% to 18,718 as of June 30, 2017 from 18,079 as of June 30, 2016.
Recycled water services revenue, which is based on the number of gallons delivered, increased $48,000, or 22.2%, to $262,000 for the three months ended June 30, 2017 compared to $214,000 for the three months ended June 30, 2016. The increase in recycled water services revenue is primarily related to the increase in recycled water consumption, coupled with an increase in recycled water rates. The volume of recycled water delivered increased 26 million gallons, or 12.9%, to 226 million gallons for the three months ended June 30, 2017 compared to 200 million gallons for the three months ended June 30, 2016. Recycled water rates increased 11.5% per Rate Decision No. 74364 compared to 2016.
Operating Expenses – The following table summarizes our operating expenses for the three months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,
	2017	2016
Operations and maintenance	$1,451	$1,596
Operations and maintenance - related party	365	465
General and administrative	2,809	2,993
Depreciation	1,808	1,610
Total operating expenses	$6,433	$6,664

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, decreased $145,000, or 9.1%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Chemical and supply expenses decreased $52,000, or 35.6%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This decrease is driven by a reduction in chemical utilization for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, as additional chemicals were required in 2016 to ensure optimal operation of the wastewater facility in readiness for the inception of the Palo Verde wastewater recycling facility expansion project, which is underway.
Total personnel expenses decreased $34,000, or 8.1%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a decrease in personnel related to the sale of Willow Valley, which operations represented $20,000 of personnel expense for the three months ended June 30, 2016, compared to zero expense for the three months ended June 30, 2017. Total personnel costs for the remaining operating utilities decreased $14,000, or 3.4%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease in personnel expenses for the remaining utilities was primarily due to a decrease in medical insurance expense which was driven by a reduction in medical claims for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Operations and Maintenance – Related Party – Operations and maintenance related party expenses are for service fees paid to FATHOM™ with respect to billing, customer service and other support provided to our regulated utilities. Service fees paid to FATHOM™ decreased $100,000, or 21.5%, to $365,000 for the three months ended June 30, 2017 compared to $465,000 for the three months ended June 30, 2016. FATHOM™ service fees partially decreased as a result of the sale of Willow Valley, which operations represented $26,000 of such expenses for the three months ended June 30, 2016 compared to zero expense for the three months ended June 30, 2017. FATHOM™ service fees for the remaining operating utilities decreased $74,000, or 16.9%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease in service fees for the remaining operating utilities was driven by the renegotiation of the FATHOM™ service contract in November 2016, wherein the monthly rate per water connection decreased $1.55, or 19.9%, from $7.79 per month to $6.24 per month beginning in January 2017.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent and regulatory fees. These costs decreased $184,000, or 6.1%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Deferred compensation expense decreased $296,000, or 30.1%, to $689,000 for the three months ended June 30, 2017, compared to $985,000 for the three months ended June 30, 2016. The decrease was primarily related to the lower increase of our stock price, which increased $1.20 for the three months ended June 30, 2017 compared to an increase of $2.90 for the three months ended June 30, 2016.
Professional fees increased $74,000, or 24.3%, to $378,000 for the three months ended June 30, 2017, compared to $304,000 for the three months ended June 30, 2016. The increase was primarily related to expenses associated with the acquisition of Eagletail.
Public company expenses increased $53,000 to $75,000 for the three months ended June 30, 2017, compared to $22,000 for the three months ended June 30, 2016, due to becoming a U.S. public company during the second quarter of 2016. Public company expenses were historically recorded at GWRC. Public company expenses primarily consist of listing fees, filing fees, and transfer agent expenses.
Franchise and other taxes increased $42,000, or 466.7%. This increase was due to an increase in franchise tax of $45,000. The increase in franchise taxes is associated with GWRI (a Delaware corporation) becoming a U.S. Public Company which requires that we pay $180,000 in Delaware franchise tax each year.
Depreciation – Depreciation expense increased $198,000, or 12.3%, to $1.8 million for the three months ended June 30, 2017 compared to $1.6 million for the three months ended June 30, 2016. The increase in depreciation expense was primarily due to the increase in fixed assets associated with the accelerated capital expenditures plan.
Other Income (Expense) – Other expense totaled $996,000 for the three months ended June 30, 2017 compared to other expense of $6.4 million for the three months ended June 30, 2016. The decrease of $5.4 million in other expense was primarily attributed to a decrease in interest expense of $6.2 million combined with the $8,000 change in Other – related party income (expense), partially offset by a $771,000 decrease in other income.
Interest expense decreased $6.2 million, or 82.5%, to $1.3 million for the three months ended June 30, 2017 compared to $7.5 million for the three months ended June 30, 2016. Interest expense decreased due to the June 2016 debt refinancing. As part of the refinancing, we paid $3.2 million in prepayment penalties and wrote off the remaining $2.2 million in capitalized loan fees related to the retired bonds. Additionally, quarterly interest expense was reduced by approximately $433,000 due to the reduced interest rates on the new notes.
Other – related party income (expense) decreased $8,000, to a loss of $33,000 for the three months ended June 30, 2017 compared to a loss of $41,000 for the three months ended June 30, 2016. Other related party income (expense) includes royalty income based upon a percentage of certain FATHOM™ recurring revenue combined with the equity method gains and losses associated with our equity method investment in FATHOM™. The change in other related party income (expense) was primarily driven by the increase in the FATHOM™ royalty of $6,000 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, coupled with a $2,000 decrease in equity method loss on our investment in FATHOM™. See Note 5 – “Equity Method Investment” to the condensed consolidated financial statement in Part I, Item 1 of this report for more information.
Other income decreased $771,000, or 69.6%, to $336,000 for the three months ended June 30, 2017 compared to $1.1 million for the three months ended June 30, 2016. The decrease in other income was primarily related to the $954,000 gain on the settlement of the Sonoran purchases liability recorded in the three months ended June 30, 2016. Partially offsetting that decrease was the increase in royalty income of $3,000 for each new water meter installed within Valencia Water Company’s prior service areas, which increased $144,000 to $336,000 for the three months ended June 30, 2017 compared to $192,000 for the three months ended June 30, 2016. This increase was primarily driven by accelerated growth in our former service territory.
Income Tax (Expense) Benefit – Income tax expense of $291,000 was recorded for the three months ended June 30, 2017 compared to an income tax benefit of $1.9 million for the three months ended June 30, 2016. The income tax expense recorded for the three months ended June 30, 2017 is related to current period pretax income compared to a pretax loss for the three months ended June 30, 2016.

Net Income – Our net income totaled $425,000 for the three months ended June 30, 2017 compared to a net loss of $3.5 million for the three months ended June 30, 2016. The $4.0 million increase for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily attributed to the $6.2 million reduction of interest expense coupled with a $787,000 increase in operating income. Offsetting this increase in net income was a $2.2 million change in income taxes for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Additionally, net income for the three months ended June 30, 2016 included a $954,000 gain on the settlement of the Sonoran purchase liability.

Comparison of Results of Operations for the Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016 (in thousands):

	For the Six Months Ended June 30,
	2017	2016
Revenues	$14,936	$14,405
Operating expenses	12,123	12,419
Operating income	2,813	1,986
Total other expense	(1,738)	(7,985)
Income (loss) before income taxes	1,075	(5,999)
Income tax benefit (expense)	(461)	2,153
Net income (loss)	$614	$(3,846)

Basic earnings (losses) per common share	$0.03	$(0.21)
Diluted earnings (losses) per common share	$0.03	$(0.21)
Revenues – The following table summarizes our revenues for the six months ended June 30, 2017 and 2016 (in thousands).

	For the Six Months Ended June 30,
	2017	2016
Water services	$6,682	$6,636
Wastewater and recycled water services	8,218	7,729
Unregulated revenues	36	40
Total revenues	$14,936	$14,405

Total revenues increased $531,000, or 3.7%, for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. The operations of Willow Valley contributed revenue of $306,000 for the six months ended June 30, 2016 compared to no revenue for the six months ended June 30, 2017. The revenue for the remaining operating utilities increased $837,000, or 5.9%, to $14.9 million for the six months ended June 30, 2017 compared to $14.1 million for the six months ended June 30, 2016. The increase in revenue for the remaining operating utilities reflects the increase in rates related to Rate Decision No. 74364 in February 2014 combined with a 3.6% increase in active service connections, coupled with an increase in consumption during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Water Services – Water services revenue increased $46,000, or 0.7%, to $6.7 million for the six months ended June 30, 2017 compared to $6.6 million for the six months ended June 30, 2016. The operations of Willow Valley contributed $306,000 for the six months ended June 30, 2016 compared to no revenue for the six months ended June 30, 2017. The water services revenue for the remaining operating utilities increased $352,000, or 5.6%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Water services revenue based on consumption increased $31,000, or 1.2%, to remain relatively consistent at $2.7 million for the six months ended June 30, 2017 and June 30, 2016. The operations of Willow Valley contributed $67,000 for the six months ended June 30, 2016 compared to no revenue for the six months ended June 30, 2017. Consumption revenue for the remaining operating utilities increased $98,000, or 3.8%, to $2.7 million for the six months ended June 30, 2017 compared to $2.6 million for the six months ended June 30, 2016. The increase in consumption revenue for the remaining utilities is primarily driven by an increase in irrigation consumption combined with an increase in rates for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Active water connections increased 3.7% to 19,417 as of June 30, 2017 from 18,716 as of June 30, 2016 primarily due to the positive growth in new connections.
Water consumption increased 6.3% to 1.1 billion gallons for the six months ended June 30, 2017 from 990 million gallons for the six months ended June 30, 2016. However, adjusting for the sale of Willow Valley, which operations accounted for 18 million gallons of consumption for the six months ended June 30, 2016, water consumption for the remaining operating utilities increased 8.2% from 972 million gallons to 1.1 billion gallons. The increase in consumption at the remaining operating utilities is primarily related to the increase in irrigation usage for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Water services revenue, excluding miscellaneous charges associated with the basic service charge, decreased $83,000, or 2.2%, to $3.7 million for the six months ended June 30, 2017 compared to $3.8 million for the six months ended June 30, 2016. The operations of Willow Valley contributed revenue of $235,000, for the six months ended June 30, 2016 compared to no revenue for the six months ended June 30, 2017. The remaining utilities' basic water service revenue increased $152,000, or 4.3%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This increase resulted from an increase in active service connections for the remaining operating utilities, combined with an increase in rates related to Rate Decision No. 74364.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $489,000, or 6.3%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in wastewater and recycled water services revenue is primarily driven by a $453,000 increase in wastewater services revenue combined with a $36,000 increase in recycled water services revenue for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in wastewater services revenue reflects the increase in rates related to Rate Decision No. 74364, as well as the increase in active wastewater connections, which increased 3.5% to 18,718 as of June 30, 2017 from 18,079 as of June 30, 2016.
Recycled water services revenue, which is based on the number of gallons delivered, increased $36,000, or 11.3%, to $354,000 for the six months ended June 30, 2017 compared to $318,000 for the six months ended June 30, 2016. The increase in recycled water services revenue is primarily related to the increase in recycled water consumption coupled with an increase in recycled water rates. The volume of recycled water delivered increased 6 million gallons, or 2.0%, to 305 million gallons for the six months ended June 30, 2017 compared to 299 million gallons for the six months ended June 30, 2016. Recycled water rates increased 11.5% per Rate Decision No. 74364 compared to 2016.
Operating Expenses – The following table summarizes our operating expenses for the six months ended June 30, 2017 and 2016 (in thousands):

	For the Six Months Ended June 30,
	2017	2016
Operations and maintenance	$2,925	$3,208
Operations and maintenance - related party	725	937
General and administrative	5,019	5,047
Depreciation	3,454	3,227
Total operating expenses	$12,123	$12,419

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, decreased $283,000, or 8.8%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Chemical and supply expenses decreased $132,000, or 41.3%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease is primarily driven by a reduction in chemical utilization for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, as additional chemicals were required in 2016 to ensure optimal operation of the wastewater facility in readiness for the inception of the Palo Verde wastewater recycling facility expansion project, which is underway.
Total personnel expenses decreased $88,000, or 10.0%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a decrease in personnel related to the sale of Willow Valley, which operations represented $58,000 of personnel expense for the six months ended June 30, 2016 compared to zero expense for the six months ended June 30, 2017. Total personnel costs for the remaining operating utilities decreased $30,000, or 3.7%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in personnel expenses for the remaining utilities was primarily driven by a reduction of medical insurance expense, which decreased $33,000 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in medical insurance expense was driven by a reduction in medical claims compared to 2016.
Property taxes decreased $31,000, or 3.2%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues of the Company. As revenues increase, we generally expect property taxes to increase. For the six months ended June 30, 2017, property taxes decreased due to a change in governmental assessment when compared to the six months ended June 30, 2016.
Operations and Maintenance – Related Party – Operations and maintenance related party expenses are for service fees paid to FATHOM™ with respect to billing, customer service, and other support provided to our regulated utilities. Service fees paid to FATHOM™ decreased $212,000, or 22.6%, to $725,000 for the six months ended June 30, 2017 compared to $937,000 for the six months ended June 30, 2016. FATHOM™ service fees partially decreased as a result of the sale of Willow Valley, which operations represented $62,000 of such expenses for the six months ended June 30, 2016 compared to zero expense for the six months ended June 30, 2017. FATHOM™ service fees for the remaining operating utilities decreased $150,000, or 22.6%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in service fees for the remaining operating utilities was driven by the renegotiation of the FATHOM™ service contract in November 2016, wherein the monthly rate per water connection decreased $1.55, or 19.9%, from $7.79 per month to $6.24 per month beginning in January 2017.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation; personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs decreased $28,000, or 0.6%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Deferred compensation expense decreased $307,000, or 26.2%, to $865,000 for the six months ended June 30, 2017 compared to $1.2 million for the six months ended June 30, 2016. The decrease was primarily related to the lower increase of our stock price, which increased $0.80 for the six months ended June 30, 2017 compared to an increase of $3.34 for the six months ended June 30, 2016.
Insurance expenses increased $43,000, or 26.9%, to $203,000 for the six months ended June 30, 2017 compared to $160,000 for the six months ended June 30, 2016. This increase was primarily due to director and officer insurance expense, which increased as a result of the completed IPO in May 2016 and listing as a U.S. public company.
IT expenses decreased $69,000, or 37.7%, to $114,000 for the six months ended June 30, 2017 compared to $183,000 for the six months ended June 30, 2016. The decrease in IT expenses was primarily due to expense reductions realized by a change in provider and services.
Professional fees increased $82,000, or 10.6%, to $854,000 for the six months ended June 30, 2017 compared to $772,000 for the six months ended June 30, 2016. This increase was primarily related to expenses associated with the acquisition of Eagletail.
Investor relations expenses increased $33,000, or 275.0%, to $45,000 for the six months ended June 30, 2017 compared to $12,000 for the six months ended June 30, 2016. Investor relations expenses were historically recorded at GWRC. Investor relations expenses primarily consist of a monthly fee to our investor relations provider.
Public company expenses increased $106,000, or 481.8%, to $128,000 for the six months ended June 30, 2017 compared to $22,000 for the six months ended June 30, 2016, due to becoming a U.S. public company in 2016. Public company expenses were historically recorded at GWRC. Public company expenses primarily consist of listing fees, filing fees, and transfer agent expenses.
Franchise and other taxes increased $91,000, or 650.0% to $105,000 for the six months ended June 30, 2017 compared to $14,000 for the six months ended June 30, 2016. This increase was due to an increase in franchise tax of $90,000. The increase in franchise taxes is associated with GWRI (a Delaware corporation) becoming a U.S. Public Company which requires that we pay $180,000 in Delaware franchise tax each year.
Other Income (Expense) – Other expense totaled $1.7 million for the six months ended June 30, 2017 compared to other expense of $8.0 million for the six months ended June 30, 2016. The decrease of $6.2 million in other expense was primarily attributed to a decrease in interest expense of $6.7 million combined with the $323,000 change in Other – related party income, partially offset by a decrease in other income of $742,000 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Interest expense decreased $6.7 million, or 71.8%, to $2.6 million for the six months ended June 30, 2017 compared to $9.3 million for the six months ended June 30, 2016. Interest expense decreased due to the June 2016 debt refinancing. As part of the refinancing, we paid $3.2 million in prepayment penalties and wrote off the remaining $2.2 million in capitalized loan fees related to the retired bonds during the six months ended June 30, 2016. Additionally, interest expense was further reduced by approximately $865,000 due to reduced interest rates on the new notes.
Other – related party income (expense) increased $323,000, to income of $181,000 for the six months ended June 30, 2017 compared to a loss of $142,000 for the six months ended June 30, 2016. Other related party income (expense) includes royalty income based upon a percentage of certain FATHOM™ recurring revenue combined with the equity method gains and losses associated with our equity method investment in FATHOM™. The change in other related party income (expense) was primarily driven by a $243,000 gain from the revaluation of our ownership interest in FATHOM™ in connection with FATHOM™’s financing transaction in March 2017 (See Note 5 – “Equity Method Investment” to the condensed consolidated financial statement in Part I, Item 1 of this report) combined with a reduction of our share of FATHOM™ operating losses for the six months ended June 30, 2017 compared to June 30, 2016.
Other income decreased $742,000, to $688,000 for the six months ended June 30, 2017 compared to $1.4 million for the six months ended June 30, 2016. The decrease in other income is primarily related to the $954,000 gain on the settlement of the Sonoran purchase liability recognized in the six months ended June 30, 2016. Partially offsetting the decrease was an increase in the Valencia earnout of $246,000 to $690,000 for the six months ended June 30, 2017 compared to $444,000 for the six months ended June 30, 2016. The Valencia earnout consists of $3,000 for each new water meter installed within Valencia Water Company’s prior service areas. This increase was primarily driven by accelerated growth in our former service territory. Other income also improved due to a reduction in loss recorded on the sale of Willow Valley as we recorded a $54,000 loss for the six months ended June 30, 2016.
Income Tax (Expense) Benefit – Income tax expense of $461,000 was recorded for the six months ended June 30, 2017 compared to an income tax benefit of $2.2 million for the six months ended June 30, 2016. The income tax expense recorded for the six months ended June 30, 2017 is related to current period pretax income compared to a pretax loss for the six months ended June 30, 2016.
Net Income – Our net income totaled $614,000 for the six months ended June 30, 2017 compared to net loss of $3.8 million for the six months ended June 30, 2016. The $4.5 million increase for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is primarily attributed to the $6.7 million reduction of interest expense, a $312,000 change of our equity method investment, a $827,000 operating income increase, and a $2.6 million change in income taxes. Additionally, net income for the six months ended June 30, 2016 included a $954,000 gain on the settlement of the Sonoran purchase liability.

Outstanding Share Data
As of August 8, 2017, there were 19,606,266 shares of our common stock outstanding and options to acquire an additional 343,395 shares of our common stock outstanding.

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
Our utility subsidiaries operate in rate-regulated environments in which the amount of new investment recovery may be limited. Such recovery will take place over an extended period of time because recovery through rate increases is subject to regulatory lag.
As of June 30, 2017, we have no notable near-term cash expenditure or debt obligations. While specific facts and circumstances could change, we believe that we have sufficient cash on hand and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan as well as remain in compliance with our debt covenants for at least the next twelve months.
In March 2014, we initiated a dividend program to declare and pay a monthly dividend. On May 10, 2017, we announced a monthly dividend increase from $0.02250 per share ($0.27000 per share annually) to $0.02306 per share ($0.27672 per share annually). Although we expect monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of our board of directors and is subject to legal requirements.
The senior secured notes contain a provision limiting the payment of dividends if we fall below a debt service ratio of consolidated EBITDA to consolidated debt service of 1.25, or 1.20 for the quarters ending June 30, 2021 through the quarter ending March 31, 2024. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest, and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, dividend declarations, and stock repurchases. As of June 30, 2017, we were in compliance with our dividend covenant, and we believe we will remain in compliance for at least the next twelve months.
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
For the six months ended June 30, 2017, our net cash provided by operating activities totaled $3.7 million compared to net cash used in operating activities of $2.5 million for the six months ended June 30, 2016. The $6.1 million change in cash from operating activities is primarily driven by the increase in operating income for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 and by the decrease in interest expense due to the 2016 debt refinancing.
Cash Used In Investing Activities – Our net cash used in investing activities totaled $12.8 million for the six months ended June 30, 2017 compared to cash used in investing activities of $292,000 for the six months ended June 30, 2016. The $12.5 million change in cash used in investing activities was primarily driven by an increase in capital expenditures of $10.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. In addition, cash provided by investing activities for the six months ended June 30, 2016 included $2.3 million in cash proceeds from the sale of Willow Valley.
We continue to invest capital prudently in our existing, core service areas where we are able to deploy our Total Water Management model as service connections grow. This includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. Capital expenditures increased in 2017 as compared to recent years as a result of our decision to accelerate certain capital expenditures within our capital improvement plan related to the Private Letter Ruling, subject to the approval of our one-year extension request to the Internal Revenue Service (see “—Recent Events—Private Letter Ruling”). Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.
Cash Used In Financing Activities – Our net cash used in financing activities totaled $2.3 million for the six months ended June 30, 2017, a $19.1 million change as compared to the $16.8 million in cash provided by financing activities for the six months ended June 30, 2016. This change was primarily driven by the refinancing of tax exempt bonds in 2016, wherein, we repaid $106.7 million in tax exempt bonds with $115.0 million in proceeds from our two series of senior secured notes, combined with the release of $8.8 million in bond reserves associated with the refinancing.  Additionally, we generated $5.6 million in net proceeds from our U.S. IPO. Proceeds for the six months ended June 30, 2016 were partially offset by the $2.8 million payment to settle our Sonoran acquisition liability.
Senior Secured Notes – On June 24, 2016, we issued two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter. The proceeds of the Senior Secured Notes were primarily used to refinance the existing long-term tax exempt bonds, pursuant to an early redemption option at 103%, plus accrued interest, as a result of the U.S. IPO.
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
There have been no significant changes to our critical accounting policies from those disclosed under “Managements’ Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Judgments, and Estimates” in our most recent Annual Report on Form 10-K filed with the SEC on March 10, 2017.
Off Balance Sheet Arrangements
As of June 30, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements.
Contractual Obligations
The following table summarizes our contractual cash obligations as of June 30, 2017 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	2 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt obligations	$115,073	$9	$21	$3,843	$111,200
Interest on long-term debt (2)	69,822	5,211	10,422	10,377	43,812
Operating lease obligations	286	122	112	52	—
FATHOM™ purchase obligations(3)	1,417	1,417	—	—	—
Total (1)	$186,598	$6,759	$10,555	$14,272	$155,012

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

(3)
The Company has entered into an agreement with FATHOM™ to replace a majority of its meter infrastructure within the upcoming year. See Note 7 – “Transactions with Related Parties” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for more information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices, and interest rates. The Company uses fixed-rate long-term debt to reduce the risk from interest rate fluctuations. Although the Company’s long-term debt is based on fixed rates, changes in interest rates could impact the fair market value of the Company’s long-term debt.  As of June 30, 2017, the fair market value of the Company’s long-term debt was $113.9 million.  For additional information about the Company’s long-term debt, see Note 9 – “Debt” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended June 30, 2017.
b) Use of Proceeds
None.
c) Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

2.1.1	Arrangement Agreement	Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed January 19, 2016.

2.1.2	Plan of Arrangement	Incorporated by reference to Exhibit 2.1.2 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed April 13, 2016.

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 4, 2016.

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed May 4, 2016.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Water Resources, Inc.

Date:	August 8, 2017	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial Officer)