Form 10-Q
period 2017-09-30
Global Water Resources, Inc.
filed 2017-11-09
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 9, 2017, the registrant had 19,631,266 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	285,623	273,366
Less accumulated depreciation	(73,786)	(72,877)
Net property, plant and equipment	211,837	200,489
CURRENT ASSETS:
Cash and cash equivalents	7,838	20,498
Accounts receivable — net	1,588	1,471
Due from affiliates	494	333
Accrued revenue	1,886	1,619
Prepaid expenses and other current assets	914	819
Total current assets	12,720	24,740
OTHER ASSETS:
Intangible assets — net	12,772	12,772
Regulatory asset	27	110
Bond service fund and other restricted cash	440	228
Equity method investment	375	480
Total other assets	13,614	13,590
TOTAL ASSETS	238,171	238,819
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	241	1,791
Accrued expenses	8,827	7,602
Deferred revenue	2	1
Customer and meter deposits	1,401	1,482
Long-term debt and capital leases — current portion	8	25
Total current liabilities	10,479	10,901
NONCURRENT LIABILITIES:
Long-term debt and capital leases	114,355	114,317
Deferred regulatory gain - ICFA	19,739	19,740
Regulatory liability	7,859	7,859
Advances in aid of construction	62,263	61,996
Contributions in aid of construction — net	4,433	4,585
Deferred income tax liabilities, net	3,719	2,585
Acquisition liability	934	934
Other noncurrent liabilities	1,005	913
Total noncurrent liabilities	214,307	212,929
Total liabilities	224,786	223,830
Commitments and contingencies (see Note 13)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 19,631,266 and 19,581,266 shares issued as of September 30, 2017 and December 31, 2016, respectively	196	196
Paid in capital	15,547	18,968
Accumulated deficit	(2,358)	(4,175)
Total shareholders' equity	13,385	14,989
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	238,171	238,819

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Water services	4,165	$4,067	$10,847	$10,703
Wastewater and recycled water services	4,284	4,093	12,502	11,822
Unregulated revenues	23	20	59	60
Total revenues	8,472	8,180	23,408	22,585

OPERATING EXPENSES:
Operations and maintenance	1,574	1,561	4,499	4,769
Operations and maintenance - related party	366	467	1,091	1,403
General and administrative	2,012	1,741	7,031	6,788
Depreciation	1,710	1,524	5,164	4,751
Total operating expenses	5,662	5,293	17,785	17,711
OPERATING INCOME	2,810	2,887	5,623	4,874

OTHER INCOME (EXPENSE):
Interest income	4	5	14	12
Interest expense	(1,272)	(1,315)	(3,889)	(10,595)
Other	439	436	1,127	1,866
Other - related party	(12)	72	169	(70)
Total other expense	(841)	(802)	(2,579)	(8,787)

INCOME (LOSS) BEFORE INCOME TAXES	1,969	2,085	3,044	(3,913)
INCOME TAX (EXPENSE) BENEFIT	(766)	(800)	(1,227)	1,353
NET INCOME (LOSS)	$1,203	$1,285	$1,817	$(2,560)

Basic earnings (loss) per common share	$0.06	$0.07	$0.09	$(0.13)
Diluted earnings (loss) per common share	$0.06	$0.07	$0.09	$(0.13)
Dividends declared per common share	$0.07	$0.07	$0.21	$0.20

Weighted average number of common shares used in the determination of:
Basic	19,617,951	19,581,266	19,596,467	19,000,566
Diluted	19,667,141	19,610,604	19,632,196	19,000,566

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Shares	Common Stock	Paid-in Capital	Accumulated Deficit	Total Equity
BALANCE - December 31, 2016	19,581,266	$196	$18,968	$(4,175)	$14,989
Dividend declared $0.21 per share	—	—	(4,024)	—	(4,024)
Merger of GWRC	—	—	53	—	53
Stock option exercise	50,000	—	375	—	375
Stock compensation	—	—	175	—	175
Net income	—	—	—	1,817	1,817
BALANCE - September 30, 2017	19,631,266	$196	$15,547	$(2,358)	$13,385

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,817	$(2,560)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred compensation	1,229	1,470
Depreciation	5,164	4,751
Write-off of debt issuance costs	—	2,165
Amortization of deferred debt issuance costs and discounts	33	417
Loss on sale of Willow Valley	—	54
Loss on equity investment	106	333
Other (gains) and losses	17	(966)
Provision for doubtful accounts receivable	87	45
Deferred income tax expense (benefit)	1,134	(1,618)
Changes in assets and liabilities, net of acquisition related purchase accounting adjustments:
Accounts receivable	(197)	(422)
Other current assets	(523)	(981)
Accounts payable and other current liabilities	(635)	(627)
Other noncurrent assets	80	91
Other noncurrent liabilities	(32)	16
Net cash provided by operating activities	8,280	2,168

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,602)	(4,513)
Proceeds from the sale of Willow Valley	—	2,254
(Deposits) withdrawals of restricted cash, net	(212)	119
Other cash flows from investing activities	—	13
Net cash used in investing activities	(16,814)	(2,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(4,012)	(3,734)
Advances in aid of construction	435	234
Proceeds from stock option exercise	375	—
Principal payments under capital lease	(80)	(108)
Refunds of advances for construction	(844)	(783)
Loan borrowings	—	115,000
Repayments of bond debt	—	(106,695)
Proceeds withdrawn from bond service fund	—	8,825
Proceeds from sale of stock	—	8,372
Payment of Sonoran acquisition liability	—	(2,800)
Debt issuance costs paid	—	(760)
Payments of offering costs for sale of stock	—	(2,823)
Net cash provided by (used in) financing activities	(4,126)	14,728
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,660)	14,769
CASH AND CASH EQUIVALENTS — Beginning of period	20,498	11,513
CASH AND CASH EQUIVALENTS – End of period	$7,838	$26,282

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. INTERIM FINANCIAL STATEMENTS
Basis of Presentation and Principles of Consolidation – The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 are unaudited. The December 31, 2016 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016. In our opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Merger with GWR Global Water Resources Corp. (“GWRC”) — On May 3, 2016, the Company completed the merger of GWRC into GWRI. At the time of the merger, GWRC ceased to exist as a British Columbia corporation and the Company continued as the surviving entity of the merger. See Note 7 – “Transactions with Related Parties”. In conjunction with the merger of GWRC into GWRI, the Company recorded $731,000 in accounts payable and $353,000 in deferred compensation on the books of GWRI that were previously recorded at GWRC. In addition to these liabilities, the Company also recorded an approximate $1.4 million tax liability associated with the transfer of GWRC from Canada to the United States, which liability has since been settled. A corresponding reduction in paid in capital was recorded with the merging of these liabilities into GWRI. The 8,726,747 outstanding common shares of the Company held by GWRC, and acquired by the Company at the time of merger, were recorded as treasury stock and were retired in December 2016.
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
Sonoran Acquisition Liability — On March 17, 2016, the Company entered into an agreement with Sonoran Utility Services, LLC (“Sonoran”) to amend certain provisions of the purchase and sale agreement related to the acquisition of Sonoran’s assets on June 15, 2005. The amended agreement allowed the Company to reduce its original $3.8 million acquisition liability due to Sonoran by approximately $1.0 million to $2.8 million, if the Company settled the amount due within ten days of the closing of the note purchase agreement relating to the issuance of the Company's senior secured notes (“Note Purchase Agreement”), see Note 9 – “Debt – 2016 Senior Secured Notes”. The Note Purchase Agreement closed on June 24, 2016 and the Sonoran liability was subsequently settled in June 2016. Upon settlement of the Sonoran acquisition liability, the Company recorded a gain of $954,000 in other income.
Private Letter Ruling — On June 2, 2016, the Company received a Private Letter Ruling from the Internal Revenue Service ("IRS") that, for purposes of deferring the approximately $19.4 million gain realized from the condemnation of the operations and assets of Valencia Water Company, determined that the assets converted upon the condemnation of such assets could be replaced through certain reclamation facility improvements contemplated by the Company under Internal Revenue Code §1033 as property similar or related in service or use. In June 2016, the Company converted all operating subsidiaries from corporations to limited liability companies to take full advantage of the benefits of such ruling.
Pursuant to Internal Revenue Code §1033, the Company may defer the gain on condemnation through the end of 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018, which the IRS approved on August 8, 2017. Following the approval of the extension, the Company has slightly modified the timing of certain planned investments within its capital improvement plan in accordance with Internal Revenue Code §1033. Accordingly, the Company expects that these investments will be substantially completed in 2017, with the remaining improvements to be completed in early 2018. As a result of the Private Letter Ruling, the Company increased capital expenditures in 2017 as compared to recent years, and expects corresponding reductions to occur in 2018, 2019, and beyond. As of September 30, 2017, our deferred tax liability relating to the Valencia Water Company condemnation was approximately $10.5 million.
Acquisition of Eagletail Water Company — On May 15, 2017, the Company acquired Eagletail Water Company ("Eagletail") via merger. Eagletail, a small water utility located west of metropolitan Phoenix, adds approximately 55 active water connections and six square miles of approved service area to the Company’s existing regional service footprint. Total consideration was approximately $80,000. As part of the transaction, the Company acquired assets of approximately $80,000 and assumed liabilities of approximately $78,000.

Significant Accounting Policies
Basic and Diluted Earnings per Common Share — As of September 30, 2017, the Company had 740,000 options outstanding to acquire shares of the Company's common stock. The 275,000 options outstanding from the 2016 option grant provide 49,190 and 35,729 common share equivalents for the three and nine months ended September 30, 2017, respectively, which were included within the calculation of diluted earnings per share for each respective period. The 465,000 options outstanding from the 2017 option grant were not included within the 2017 dilutive earnings per share calculations, as to do so would be antidilutive.
As of September 30, 2016, the 325,000 options outstanding from the 2016 option grant provided 29,338 and 15,189 common share equivalents for the three and nine months ended September 30, 2016, respectively. The 29,338 share equivalents were included within the dilutive earnings per share calculation for the three months ended September 30, 2016. The 15,189 share equivalents were not included within the dilutive earnings per share calculation for the nine months ended September 30, 2016, as to do so would be antidilutive in periods of net loss. See Note 11 – “Deferred Compensation Awards” for additional information regarding the option grants.
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
The following tables summarize the impact of the correction to the prior accompanying financial statements (in thousands).

	Three Months Ended September 30, 2016 (as Previously Reported)	Adjustments	Three Months Ended September 30, 2016 (as Corrected)
General and administrative	$1,963	$(222)	$1,741
Total operating expenses	5,515	(222)	5,293
Operating income	2,665	222	2,887
Income before income taxes	1,863	222	2,085
Income tax expense	(717)	(83)	(800)
Net income	1,146	139	1,285
Basic earnings per common share	0.06	0.01	0.07
Diluted earnings per common share	0.06	0.01	0.07

	Nine Months Ended September 30, 2016 (as Previously Reported)	Adjustments	Nine Months Ended September 30, 2016 (as Corrected)
General and administrative	$7,110	$(322)	$6,788
Total operating expenses	18,033	(322)	17,711
Operating income	4,552	322	4,874
Income (loss) before income taxes	(4,235)	322	(3,913)
Income tax benefit (expense)	1,473	(120)	1,353
Net income (loss)	(2,762)	202	(2,560)
Basic earnings (loss) per common share	(0.15)	0.02	(0.13)
Diluted earnings (loss) per common share	(0.15)	0.02	(0.13)

	December 31, 2016 (as Previously Reported)	Adjustments	December 31, 2016 (as Corrected)
Deferred income tax liabilities, net	$2,383	$202	$2,585
Total liabilities	223,628	202	223,830
Paid in capital	19,510	(542)	18,968
Accumulated deficit	(4,515)	340	(4,175)
Total shareholders' equity	15,191	(202)	14,989
The correction decreased general and administrative expense by $542,000 and net loss by $340,000 for the year ended December 31, 2016, as previously reported.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which completes the joint effort between the FASB and International Accounting Standards Board to converge the recognition of revenue between the two boards. The new standard affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets not included within other FASB standards. The guiding principal of the new standard is that an entity should recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled for the delivery of goods and services. ASU 2014-09 may be adopted using either of two acceptable methods: (1) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (2) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures. To assess at which time revenue should be recognized, an entity should use the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. For public business entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period. For private companies, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2018 and interim reporting periods beginning after December 15, 2019. Earlier application is allowed in certain circumstances. The Company does not believe this update will have an effect on the Company’s regulated revenue. The Company is continuing to monitor the American Institute of Certified Public Accountant's Power and Utility Entities Revenue Recognition Task Force recommendations and proposals specific to utilities, in particular contributions in aid of construction, which the Company does not believe will have an effect on the recognition of revenue.
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
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 instructs entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs (compared to current U.S. GAAP which prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party). The guidance is effective for public companies for annual periods beginning after December 15, 2017 and interim periods within those annual periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.

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
The Company will account for the portion allocated to the HUF as a CIAC contribution. However, in accordance with the ACC directives the CIAC is not deducted from rate base until the HUF funds are expended for utility plant. Such funds will be segregated in a separate bank account and used for plant. A HUF liability will be established and will be amortized as a reduction of depreciation expense over the useful life of the related plant once the HUF funds are utilized for the construction of plant. For facilities required under a HUF or ICFA, the utilities must first use the HUF moneys received, after which, it may use debt or equity financing for the remainder of construction. The Company will record 30% of the funds received, up until the HUF liability is fully funded, as deferred revenue, which is to be recognized as revenue once the obligations specified within the ICFA are met. As of September 30, 2017 and December 31, 2016, ICFA deferred revenue recorded on the consolidated balance sheet totaled $19.7 million, which represents deferred revenue recorded for ICFA funds received on contracts that had become due prior to Rate Decision No. 74364. For ICFA contracts coming due after December 31, 2013, as funding is received 30% will be added to this balance with the remaining 70% recorded to a HUF liability, until the HUF liability is fully funded at which time any funding greater that the HUF liability will be recorded as deferred revenue.
Regulatory asset – Under ASC Topic 980, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate making process in a period different from the period in which they would have been reflected in income by an unregulated company. Certain costs associated with our rate cases have been deferred on our balance sheet as regulatory assets as approved by the ACC. At September 30, 2017 and December 31, 2016, the Company had one regulatory asset in the amount of $27,000 and $110,000, respectively, related to costs incurred in connection with Rate Decision No. 74364. This amount began to amortize in January 2015, and will amortize over a three-year period.
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
As a result of Rate Decision No. 74364, the Company changed its policy around the ICFA related intangible assets. As discussed above, pursuant to Rate Decision No. 74364, approximately 70% of ICFA funds to be received in the future will be recorded as a HUF, until the HUF is fully funded at the Company’s applicable utility subsidiary. The remaining approximate 30% of future ICFA funds will be recorded at the parent company level and will be subject to the Company’s ICFA revenue recognition accounting policy. As the Company now expects to experience an economic benefit from the approximately 30% portion of future ICFA funds, 30% of the regulatory liability, or $3.4 million, was reversed in 2014. The remaining 70% of the regulatory liability, or $7.9 million, will continue to be recorded on the balance sheet. At September 30, 2017 and December 31, 2016, this was the Company's sole regulatory liability.
Subsequent to Rate Decision No. 74364, the intangible assets will continue to amortize when the corresponding ICFA funds are received in proportion to the amount of total cash expected to be received under the underlying agreements. The recognition of amortization expense will be partially offset by a corresponding reduction of the regulatory liability.

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at September 30, 2017 and December 31, 2016 consist of the following (in thousands):

	September 30, 2017	December 31, 2016	Average Depreciation Life (in years)
Mains/lines/sewers	$116,832	$115,790	47
Plant	72,535	67,744	25
Equipment	29,824	29,100	10
Meters	12,592	4,637	12
Furniture, fixture and leasehold improvements	368	383	8
Computer and office equipment	683	1,056	5
Software	273	240	3
Land and land rights	861	764
Other	224	226
Construction work-in-process	51,431	53,426
Total property, plant and equipment	285,623	273,366
Less accumulated depreciation	(73,786)	(72,877)
Net property, plant and equipment	$211,837	$200,489

4. ACCOUNTS RECEIVABLE
Accounts receivable as of September 30, 2017 and December 31, 2016 consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Billed receivables	$1,741	$1,547
Less allowance for doubtful accounts	(153)	(76)
Accounts receivable – net	$1,588	$1,471

5. EQUITY METHOD INVESTMENT
On June 5, 2013, the Company sold Global Water Management, LLC (“GWM”), a wholly-owned subsidiary of GWRI, that owned and operated the FATHOM Water Management Holdings, LLP ("FATHOM™") business. In connection with the sale of GWM, the Company made a $1.6 million investment in FATHOM™ (the "FATHOM™ investment”). This limited partnership investment is accounted for under the equity method due to the FATHOM™ investment being considered more than minor.
In March 2017, FATHOM™ completed a round of financing, wherein our ownership percentage was reduced from 8.0% to 7.1% on a fully diluted basis. In conjunction with the recapitalization, the Company's equity interest was adjusted in accordance with ASC 323, Investments-Equity Method and Joint Ventures, wherein we recorded a $243,000 gain for the nine months ended September 30, 2017. The adjustment to the carrying value of the FATHOM™ investment was calculated using our proportionate share of FATHOM™'s adjusted net equity. The gain was recorded within other income and expense in our consolidated statement of operations in the first quarter of 2017. The carrying value of the FATHOM™ investment consisted of a balance of $375,000 as of September 30, 2017 and $480,000 as of December 31, 2016, and reflects our initial investment, the adjustments related to subsequent rounds of financing, and our proportionate share of FATHOM™'s cumulative earnings (losses).
We evaluate the FATHOM™ investment for impairment whenever events or changes in circumstances indicate that the carrying value of the FATHOM™ investment may have experienced an “other-than-temporary” decline in value. Since the sale of GWM, the losses incurred on the FATHOM™ investment were greater than anticipated; however, based upon our evaluation of various relevant factors, including the recent round of financing and the ability of FATHOM™ to achieve and sustain an earnings capacity that would justify the carrying amount of the FATHOM™ investment, we do not believe the FATHOM™ investment to be impaired as of September 30, 2017.
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

6. INTANGIBLE ASSETS
Intangible assets as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532	$—	$1,532	$1,532	$—	$1,532
Intangible trademark	13	—	13	13	—	13
	1,545	—	1,545	1,545	—	1,545
AMORTIZED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(12,154)	5,824	17,978	(12,154)	5,824
Sonoran contract rights	7,406	(2,003)	5,403	7,406	(2,003)	5,403
	25,384	(14,157)	11,227	25,384	(14,157)	11,227
Total intangible assets	$26,929	$(14,157)	$12,772	$26,929	$(14,157)	$12,772

Acquired ICFAs and Sonoran contract rights are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. No amortization was recorded for these balances for the three and nine months ended September 30, 2017 and September 30, 2016.

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
GWRC was not part of the consolidated Company prior to the completion of the Reorganization Transaction. GWRC had no employees. GWRI provided for the ongoing management and general administration of GWRC’s business affairs pursuant to a management agreement between GWRC and GWRI to provide such services. Accordingly, GWRC was economically dependent on the Company. Services provided by the Company under the management agreement were provided at no charge to GWRC, and were not monetarily significant. However, GWRC incurred certain costs not covered by the management agreement. These included GWRC’s accounting fees, legal fees, listing fees, and other costs directly associated with its former status as a publicly traded company. Whereas GWRC did not expect to generate cash flows from operating activities, the operating costs incurred by

GWRC and other cash requirements were paid by the Company. Amounts paid by the Company on GWRC’s behalf during the nine months ended September 30, 2017 and 2016 totaled zero and $650,000, respectively. The Company accounted for such payments as equity distributions to GWRC. In conjunction with the merger of GWRC into GWRI, the Company recorded $731,000 in accounts payable and $353,000 in deferred compensation on the books of GWRI that were previously recorded at GWRC. In addition to these liabilities, the Company also recorded an approximate $1.4 million tax liability associated with the transfer of GWRC from Canada to the United States, which liability has since been settled. A corresponding reduction in additional paid in capital was recorded with the merging of these liabilities into GWRI.
The Company provides medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a shareholder and director of the Company. Medical claims paid to the plan were approximately $62,000 and $60,000 for the three months ended September 30, 2017 and 2016, respectively. Medical claims paid to the plan were approximately $200,000 and $461,000 for the nine months ended September 30, 2017 and 2016, respectively.
GWM has historically provided billing, customer service, and other support services for the Company’s regulated utilities. Amounts collected by GWM from the Company’s customers that GWM has not yet remitted to the Company are included within the “Due from affiliates” caption on the Company’s consolidated balance sheet. As of September 30, 2017 and December 31, 2016, the unremitted balance totaled $494,000 and $333,000, respectively. Notwithstanding the sale of GWM on June 5, 2013, GWM continues to provide these services to the Company’s regulated utilities under a long-term service agreement. Based on current service connections, annual fees to be paid to GWM for FATHOM™ services will be approximately $1.5 million at a rate of $6.24 per water account/month. For the three months ended September 30, 2017 and 2016, the Company incurred FATHOM™ service fees of approximately $366,000 and $467,000, respectively. For the nine months ended September 30, 2017 and 2016, the Company incurred FATHOM™ service fees of approximately $1.1 million and $1.4 million, respectively.
Pursuant to the purchase agreement for the sale of GWM, the Company is entitled to quarterly royalty payments based on a percentage of certain of GWM’s recurring revenues for a 10-year period, up to a maximum of $15.0 million. In addition, the Company entered into a services agreement with GWM whereby the Company has agreed to use the FATHOM™ platform for all of its regulated utility services for an initial term of 10 years. The services agreement was amended on November 17, 2016, which extended the term of the contract through December 31, 2026. As part of the amended agreement, the Company reduced the monthly rate per connection from $7.79 per water account/month to $6.24 per water account/month. Additionally, the scope of services was expanded to include a meter replacement program of approximately $11.4 million, wherein the Company has replaced a majority of its meter infrastructure. As of September 30, 2017, $10.0 million has been paid to GWM in connection with the meter exchange program.
The services agreement is automatically renewable for successive 10-year periods, unless notice of termination is given prior to any renewal period. The services agreement may be terminated by either party for default only and the termination of the services agreement will also result in the termination of the royalty payments payable to the Company. The Company made the election to record these quarterly royalty payments prospectively in income as the amounts are earned. Royalties recorded within other income totaled approximately $88,000 and $87,000 for the three months ended September 30, 2017 and 2016, respectively. Royalties recorded within other income totaled approximately $275,000 and $264,000 for the nine months ended September 30, 2017 and 2016, respectively.

8. ACCRUED EXPENSES
Accrued expenses at September 30, 2017 and December 31, 2016 consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Deferred compensation	$2,006	$1,920
Interest	1,769	483
Meter replacement - related party	1,417	1,255
Dividend payable	470	458
Property taxes	459	910
Project accruals	374	48
Tax obligation related to GWRC merger	—	178
Other accrued liabilities	2,332	2,350
Total accrued liabilities	$8,827	$7,602

9. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.380% Series A 2016, maturing June 2028	$—	$28,750	$—	$28,750
4.580% Series B 2016, maturing June 2036	—	86,250	—	86,250
1.200% WIFA Loan, maturing October 2032	3	43	—	—
4.650% Harquahala Loan, maturing January 2021	5	16	—	—
	8	115,059	—	115,000
OTHER
Capital lease obligations	—	—	25	54
Debt issuance costs	—	(704)	—	(737)
Total debt	$8	$114,355	$25	$114,317

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
The senior secured notes require the Company maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of September 30, 2017, the Company was in compliance with its financial debt covenants.
Eagletail Loans – In May 2017, the Company acquired Eagletail. As part of the acquisition, the Company assumed two unsecured loans held by Eagletail. These loans are payable to the Water Infrastructure Finance Authority of Arizona ("WIFA") and Harquahala Valley Community Benefits Foundation ("Harquahala") and as of September 30, 2017 carry balances of $46,000 and $21,000, respectively. The WIFA loan bears an interest rate of 1.20% over a 20-year term, while the Harquahala loan bears an interest rate of 4.65% over a 15-year term.

At September 30, 2017, the Company had no capital lease obligations outstanding and the remaining aggregate annual maturities of debt for the years ended December 31 are as follows (in thousands):

Debt
2017	$2
2018	7
2019	8
2020	10
2021	1,921
Thereafter	113,119
Subtotal	115,067
Less: amount representing interest	—
Total	$115,067

At September 30, 2017, the carrying value of the non-current portion of long-term debt was $115.1 million, with an estimated fair value of $115.2 million. At December 31, 2016, the carrying value of the non-current portion of long-term debt was $115.0 million, with an estimated fair value of $108.4 million. The fair value of our debt was estimated based on interest rates considered available for instruments of similar terms and remaining maturities.

10. INCOME TAXES
During the three months ended September 30, 2017, the Company recorded a tax expense of $766,000 on a pre-tax income of $2.0 million, compared to a tax expense of $800,000 on a pre-tax income of $2.1 million for the three months ended September 30, 2016. During the nine months ended September 30, 2017, the Company recorded a tax expense of $1.2 million on a pre-tax income of $3.0 million, compared to a tax benefit of $1.4 million on a pre-tax loss of $3.9 million for the nine months ended September 30, 2016. The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items.

11. DEFERRED COMPENSATION AWARDS
Stock-based compensation – Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.
2016 stock option grant – In May 2016, GWRI’s Board of Directors granted stock options to acquire 325,000 shares of GWRI’s common stock to the members of the board. The options were granted with an exercise price of $7.50, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on May 20, 2016. The options vest over a two-year period, with 50% vesting in May 2017 and 50% vesting in May 2018. The options have a three-year life. The Company will expense the $348,000 fair value of the stock option grant ratably over the two-year vesting period in accordance with ASC 323. Stock-based compensation expense of $43,000 and $130,000 was recorded for the three and nine months ended September 30, 2017, respectively. Stock-based compensation expense of $43,000 and $63,000 was recorded for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, 50,000 options have been exercised with 275,000 outstanding.
2017 stock option grant - In August 2017, GWRI's Board of Directors granted stock options to acquire 465,000 shares of GWRI's common stock to employees throughout the Company. The options were granted with an exercise price of $9.40, the market price of the Company's common shares on the NASDAQ Global Market at the close of business on August 10, 2017. The options vest over a four-year period, with 25% vesting in August 2018, 25% vesting in August 2019, 25% vesting in August 2020, and 25% vesting in August 2021. The options have a 10-year life. The company will expense the $1.3 million fair value of the stock option grant ratably over the four-year vesting period in accordance with ASC 323. Stock-based compensation expense of $44,000 was recorded for the three and nine months ended September 30, 2017.
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
PSUs are accounted for as liability compensatory awards under ASC 710, Compensation – General, rather than as equity awards. PSU awards are remeasured each period and a liability is recorded equal to GRWI’s closing share price as of the balance sheet date multiplied by the number of units vested and outstanding. The value of the benefits is recorded as an expense in the Company’s financial statements over the related vesting period. Vesting occurs ratably over 12 consecutive quarters beginning in the period granted. The following table details total awards granted and the number of units outstanding as of September 30, 2017 along with the amounts paid to holders of the PSUs for the three and nine months ended September 30, 2017 and 2016 (in thousands, except unit amounts):

			Amounts Paid For the Three Months Ended September 30,		Amounts Paid For the Nine Months Ended September 30,
Grant Date	Units Granted	Units Outstanding	2017	2016	2017	2016
Q1 2013	76,492	—	$—	$—	$—	$29
Q1 2014	8,775	—	—	3	3	7
Q1 2015	28,828	4,805	24	19	67	46
Q1 2016	34,830	17,415	29	23	80	40
Q1 2017	22,712	18,927	19	—	35	—
Total	171,637	41,147	$72	$45	$185	$122
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
The following table details the recipients of the SARs awards, the grant date, units granted, exercise price, outstanding shares as of September 30, 2017 and amounts paid during the three and nine months ended September 30, 2017 and 2016 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Three Months Ended September 30,		Amounts Paid For the Nine Months Ended September 30,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2017	2016	2017	2016
Key Executive (1)(3)	Q3 2013	100,000	$1.59	20,000	$—	$—	$366	$151
Key Executive (1)(4)	Q4 2013	100,000	$2.69	25,500	—	—	312	137
Members of Management (1)(5)	Q1 2015	299,000	$4.26	233,000	—	63	—	112
Key Executives (2)(6)	Q2 2015	300,000	$5.13	300,000	—	—	—	—
Members of Management (1)(7)	Q3 2017	103,000	$9.40	103,000	—	—	—	—
Total		902,000		681,500	$—	$63	$678	$400

(1)	The SARs vest ratably over sixteen quarters from the grant date.

(2)	The SARs vest over sixteen quarters, vesting 20% per year for the first three years, with the remainder, 40%, vesting in year four.

(3)	The exercise price was determined by taking the weighted average GWRC share price of the five days prior to the grant date of July 1, 2013.

(4)	The exercise price was determined by taking the weighted average GWRC share price of the 30 days prior to the grant date of November 14, 2013.

(5)	The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of February 11, 2015.

(6)	The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of May 8, 2015.

(7)	The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of August 10, 2017
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
For the three months ended September 30, 2017 and 2016, the Company recorded approximately $97,000 and $28,000 of compensation expense related to the PSUs and SARs, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded approximately $962,000 and $1.2 million of compensation expense related to the PSUs and SARs, respectively. Based on GWRI’s closing share price on September 29, 2017, deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
2017	$69	$216
2018	184	863
2019	73	186
2020	—	67
2021	—	50
Total	$326	$1,382

12. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the nine months ended September 30, 2017 and 2016 (in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Supplemental cash flow information:
Cash paid for interest	$2,616	$3,491
Cash paid for GWRC tax liability	$125	$—
Cash paid for bond prepayment fee	$—	$3,201

Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$2,212	$1,171
Equity method investment gain on recapitalization of FATHOM™	$243	$—
Deferred compensation change in accounting principle	$—	$103
Reclassification of deferred IPO costs to equity	$—	$97

13. COMMITMENTS AND CONTINGENCIES
Commitments – Prior to the sale of GWM, we leased certain office space in Arizona under operating leases with terms that expired in February 2016. The operating lease agreements were between GWM and the landlord. Accordingly, effective June 2013 through February 2016, the Company was not a party under the lease agreements. GWRI subleased a portion of the office space covered under the GWM lease agreements. In February 2016, the Company entered into a three-year lease agreement with the landlord to occupy the same space previously subleased under GWM's lease agreements, inclusive of necessary facility upgrades. Beginning in March 2016, the Company began recording approximately $8,000 in monthly rent expense related to the new agreement. Rent expense arising from the operating leases totaled approximately $25,000 for the three months ended September 30, 2017 and 2016, and $74,000 and $67,000 for the nine months ended September 30, 2017 and 2016, respectively.
Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect our financial position, results of operations, or cash flows.

14. SUBSEQUENT EVENTS
On November 9, 2017, the Company announced a monthly dividend increase from $0.023060 per share ($0.276720 per share annually) to $0.023625 per share ($0.283500 per share annually). Although we expect monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of our board of directors and is subject to our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock we may issue in the future, business prospects and other factors that our board of directors may deem relevant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations relates to the three and nine months ended September 30, 2017 and should be read together with the condensed consolidated financial statements and accompanying notes included herein, as well as our audited annual financial statements and associated management’s discussion, which are available within our Annual Report on Form 10-K for the year ended December 31, 2016 available on our Company’s profile on the Securities and Exchange Commission (“SEC”) website, www.sec.gov.
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
Overview
We are a water resource management company that owns, operates, and manages water, wastewater and recycled water utilities in strategically located communities, principally in metropolitan Phoenix, Arizona. We seek to deploy our integrated approach, which we refer to as "Total Water Management," a term we use to mean managing the entire water cycle by owning and operating the water, wastewater and recycled water utilities within the same geographic areas in order to both conserve water and maximize its total economic and social value. We use Total Water Management to promote sustainable communities in areas where we expect growth to outpace the existing potable water supply. Our model focuses on the broad issues of water supply and scarcity and applies principles of water conservation through water reclamation and reuse. Our basic premise is that the world's water supply is limited and yet can be stretched significantly through effective planning, the use of recycled water and by providing individuals and communities resources that promote wise water usage practices.
Business Outlook
2016 and the first three quarters of 2017 continued the trend of positive growth in new connections and re-establishing service on existing previously vacant homes. According to the 2010 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) had a population of 4.2 million in 2010 and is the 14th largest MSA in the U.S., an increase of 29% over the 3.3 million people reported in the 2000 Census. Metropolitan Phoenix continues to grow due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that Phoenix Metro will have a population of 4.9 million by 2020 and 6.8 million by 2040. During the twelve months ended September 30, 2017, Arizona’s employment rate improved by 1.9%, ranking the state in the top ten nationally for job growth.

Also, according to the W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus panel, most sectors of real estate are expected to experience improved occupancy and growth. For Maricopa County and Pinal County combined, the W.P. Carey School of Business, using U.S. Census data, reported that single family housing permits were approximately 16,786 units for 2015.
For 2016, permits were up approximately 10% to 18,456 units in Maricopa and Pinal Counties combined, and the forecasts for 2017, 2018, and 2019 remain positive at approximately 22,000 units, 25,000 units, and 26,000 units, respectively. From there, we believe growth in the region could steadily return towards its normal historical rate of greater than 30,000 single family dwelling permits. Additionally, multifamily, office, retail, and industrial market occupancy rates continued to increase in 2016 compared to 2015, with the residential and industrial market occupancy rates expected to continue to increase through 2017.
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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, increased 1,443 connections, or 3.8%, from a total of 37,736 as of September 30, 2016 to 39,179 as of September 30, 2017, an annualized increase of approximately 4.0%. This increase is due primarily to the positive growth in new connections.
As of September 30, 2017, we have 38,536 active service connections compared to 37,009 active service connections as of September 30, 2016, an increase of 1,527, or 4.1%. As with the increase in total service connections, the increase is due primarily to the growth in new connections as well as re-establishing connections on existing homes. Approximately 98.8% of the 38,536 active service connections are serviced by our Global Water - Santa Cruz Water Company, LLC (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, LLC (“Palo Verde”) utilities as of September 30, 2017.
The graph below presents the historical change in active and total connections for our ongoing operations, adjusting for the July 2015 condemnation of the assets and operations of Valencia Water Company and the May 2016 sale of Willow Valley.

During the economic downturn beginning in 2008, our utilities experienced an increase in the number of vacant homes, reaching a peak of 4,020 vacant connections as of February 28, 2009, approximately 11.2% of our total connections at the time; however, the negative trend began to reverse thereafter with the number of vacant homes decreasing to 643 or 1.6% of total connections as of September 30, 2017.
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
We now account for the portion of future payments received under these agreements allocated to HUF liability as CIAC. However, from the regulator’s perspective, HUFs do not impact rate base until the related funds are expended. These funds are segregated in a separate bank account and used to construct plant assets. The HUF liability is to be relieved once the funds are used for the construction of plant. For facilities required under a hook-up fee or ICFA, we must first use the HUF funds received, after which we may use debt or equity financing for the remainder of construction. The deferred revenue portion of these fees is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred.
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
Sale of Loop 303 Contracts
In September 2013, we entered into an agreement to sell certain wastewater facilities main extension agreements and offsite water management agreements for the contemplated Loop 303 service area, along with their related rights and obligations (which we refer to collectively as the “Loop 303 Contracts”), relating to the 7,000-acre territory within a portion of the western planning area of the City of Glendale, Arizona known as the “Loop 303 Corridor.” Pursuant to the agreement, we sold the Loop 303 Contracts to EPCOR for total proceeds of approximately $4.1 million ($3.1 million of which has been received as of December 31, 2016), which will be paid to us over a multi-year period. Receipt of the remaining proceeds will occur and be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners of the Loop 303 Corridor. As part of the consideration, we agreed to complete certain engineering work required in the offsite water management agreements, which we completed in 2013, thereby satisfying our remaining obligations relating to the Loop 303 Contracts. In April 2015, we received proceeds of approximately $296,000 related to the sale of the Loop 303 Contracts. As of September 30, 2017, proceeds of $1.0 million remain outstanding, and when received will be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners.
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
Pursuant to Internal Revenue Code §1033, the Company may defer the gain on condemnation through the end of 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018, which the IRS approved on August 8, 2017. Following the the approval of the extension, the Company has slightly modified the timing of certain planned investments within its capital improvement plan in accordance with Internal Revenue Code §1033. Accordingly, the Company expects that these investments will be substantially completed in 2017, with the remaining improvements to be completed in early 2018. As a result of the Private Letter Ruling, the Company increased capital expenditures in 2017 as compared to recent years, and expects corresponding reductions to occur in 2018, 2019, and beyond. As of September 30, 2017, our deferred tax liability relating to the condemnation was approximately $10.5 million.
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

Comparison of Results of Operations for the Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,
	2017	2016
Revenues	$8,472	$8,180
Operating expenses	5,662	5,293
Operating income	2,810	2,887
Total other expense	(841)	(802)
Income before income taxes	1,969	2,085
Income tax expense	(766)	(800)
Net income	$1,203	$1,285

Basic earnings per common share	$0.06	$0.07
Diluted earnings per common share	$0.06	$0.07
Revenues – The following table summarizes our revenues for the three months ended September 30, 2017 and 2016 (in thousands).

	For the Three Months Ended September 30,
	2017	2016
Water services	$4,165	$4,067
Wastewater and recycled water services	4,284	4,093
Unregulated revenues	23	20
Total revenues	$8,472	$8,180

Total revenues increased $292,000, or 3.6%, for the three months ended September 30, 2017 compared with the three months ended September 30, 2016. The increase in revenue reflects the increase in rates related to Rate Decision No. 74364 in February 2014 combined with a 4.1% increase in active service connections, slightly offset by a decrease in consumption during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Water Services – Water services revenue increased $98,000, or 2.4%, to $4.2 million for the three months ended September 30, 2017 compared to $4.1 million for the three months ended September 30, 2016.
Water services revenue based on consumption slightly increased by $3,000, or 0.2%, remaining consistent at $2.1 million for the three months ended September 30, 2017 and 2016. The increase in consumption revenue was primarily driven by an increase in rates partially offset by decreased consumption for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Active water connections increased 4.2% to 19,619 as of September 30, 2017 from 18,824 as of September 30, 2016, primarily due to the positive growth in new connections.
Water consumption decreased 7.4% to 693 million gallons for the three months ended September 30, 2017 from 748 million gallons for the three months ended September 30, 2016. The decrease in consumption is primarily related to the decrease in irrigation consumption, which is partially driven by an increase in precipitation. Precipitation more than doubled to 3.9 inches for the three months ended September 30, 2017 compared to 1.6 inches for the three months ended September 30, 2016.
Water services revenue, excluding miscellaneous charges associated with the basic service charge, increased $76,000, or 4.1%, to $1.9 million for the three months ended September 30, 2017 compared to $1.8 million for the three months ended September 30, 2016. The increase resulted from an increase in active service connections, combined with an increase in rates related to Rate Decision No. 74364.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $191,000, or 4.7%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in wastewater and recycled water services revenue is primarily driven by a $175,000 increase in wastewater services revenue combined with a

$16,000 increase in recycled water services revenue for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in wastewater services revenue reflects the increase in rates related to Rate Decision No. 74364, as well as the increase in active wastewater connections, which increased 4.0% to 18,917 as of September 30, 2017 from 18,185 as of September 30, 2016.
Recycled water services revenue, which is based on the number of gallons delivered, increased $16,000, or 6.8%, to $247,000 for the three months ended September 30, 2017 compared to $231,000 for the three months ended September 30, 2016. The increase in recycled water services revenue is primarily related to the increase in recycled water consumption, coupled with an increase in recycled water rates. The volume of recycled water delivered increased 7 million gallons, or 3.7%, to 208 million gallons for the three months ended September 30, 2017 compared to 201 million gallons for the three months ended September 30, 2016. Recycled water rates increased 11.5% per Rate Decision No. 74364 compared to 2016.
Operating Expenses – The following table summarizes our operating expenses for the three months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,
	2017	2016
Operations and maintenance	$1,574	$1,561
Operations and maintenance - related party	366	467
General and administrative	2,012	1,741
Depreciation	1,710	1,524
Total operating expenses	$5,662	$5,293

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, increased $13,000, or 0.8%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Property tax expense increased $54,000, or 11.8%, to $510,000 for the three months ended September 30, 2017 compared to $456,000 for the three months ended September 30, 2016. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues. As revenues increase, we expect that property taxes will increase.
Total personnel expenses decreased $18,000, or 4.2%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to a decrease in salaries and bonus combined with a decrease in training expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Operations and Maintenance – Related Party – Operations and maintenance related party expenses are for service fees paid to FATHOM™ with respect to billing, customer service and other support provided to our regulated utilities. Service fees paid to FATHOM™ decreased $101,000, or 21.6%, to $366,000 for the three months ended September 30, 2017 compared to $467,000 for the three months ended September 30, 2016. The decrease in service fees was driven by the renegotiation of the FATHOM™ service contract in November 2016, wherein the monthly rate per water connection decreased $1.55, or 19.9%, from $7.79 per month to $6.24 per month beginning in January 2017.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $271,000, or 15.6%, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Deferred compensation expense increased $113,000, or 403.6%, to $141,000 for the three months ended September 30, 2017, compared to $28,000 for the three months ended September 30, 2016. The increase was primarily related to continued vesting of awards at a higher average stock price for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, combined with the expense related to the 2017 stock option grant.
Personnel and related expenses increased $51,000, or 8.1%, to $681,000 for the three months ended September 30, 2017, compared to $630,000 for the three months ended September 30, 2016. The increase is primarily related to an increase in wages coupled with an increase in medical expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Professional fees increased $47,000, or 16.3%, to $336,000 for the three months ended September 30, 2017, compared to $289,000 for the three months ended September 30, 2016. The increase is primarily related to timing of audit work performed during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Bad debt expense increased $44,000, or 366.7%, to $32,000 for the three months ended September 30, 2017, compared to a credit of $12,000 for the three months ended September 30, 2016. Bad debt expense increased primarily due to increased collections on aged accounts for the three months ended September 30, 2016.
Franchise and other taxes increased $43,000, or 537.5%. This increase was due to an increase in franchise tax of $45,000. The increase in franchise taxes is associated with GWRI (a Delaware corporation) becoming a U.S. Public Company which requires that we pay $180,000 in Delaware franchise tax each year.
Depreciation – Depreciation expense increased $186,000, or 12.2%, to $1.7 million for the three months ended September 30, 2017 compared to $1.5 million for the three months ended September 30, 2016. The increase in depreciation expense was primarily due to the increase in fixed assets associated with the accelerated capital expenditures plan relating to the previously discussed Private Letter Ruling.
Other Income (Expense) – Other expense totaled $841,000 for the three months ended September 30, 2017 compared to other expense of $802,000 for the three months ended September 30, 2016. The increase of $39,000 in other expense was primarily attributed to a $84,000 change in Other – related party income (expense), partially offset by an increase in the Valencia earnout of $36,000. The Valencia earnout consists of $3,000 for each new water meter installed within Valencia Water Company’s prior service areas. This increase was primarily driven by accelerated growth in our former service territory.
Other – related party income (expense) changed $84,000 to an expense of $12,000 for the three months ended September 30, 2017 compared to income of $72,000 for the three months ended September 30, 2016. Other related party income (expense) includes royalty income based upon a percentage of certain FATHOM™ recurring revenue combined with the equity method gains and losses associated with our equity method investment in FATHOM™. The change in other related party income (expense) was primarily driven by an increase in the equity method loss recorded on our investment in FATHOM™ of $85,000 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. See Note 5 – “Equity Method Investment” to the condensed consolidated financial statement in Part I, Item 1 of this report for additional information.
Income Tax (Expense) Benefit – Income tax expense of $766,000 was recorded for the three months ended September 30, 2017 compared to $800,000 for the three months ended September 30, 2016. Income tax expense for the three months ended September 30, 2017 and September 30, 2016 is driven by pretax income for each respective period.
Net Income – Net income totaled $1.2 million for the three months ended September 30, 2017 compared to $1.3 million for the three months ended September 30, 2016. The $82,000 decrease for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily attributed to the $77,000 decrease in operating income for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Comparison of Results of Operations for the Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016 (in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Revenues	$23,408	$22,585
Operating expenses	17,785	17,711
Operating income	5,623	4,874
Total other expense	(2,579)	(8,787)
Income (loss) before income taxes	3,044	(3,913)
Income tax (expense) benefit	(1,227)	1,353
Net income (loss)	$1,817	$(2,560)

Basic earnings (losses) per common share	$0.09	$(0.13)
Diluted earnings (losses) per common share	$0.09	$(0.13)
Revenues – The following table summarizes our revenues for the nine months ended September 30, 2017 and 2016 (in thousands).

	For the Nine Months Ended September 30,
	2017	2016
Water services	$10,847	$10,703
Wastewater and recycled water services	12,502	11,822
Unregulated revenues	59	60
Total revenues	$23,408	$22,585

Total revenues increased $823,000, or 3.6%, for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. The operations of Willow Valley contributed revenue of $306,000 for the nine months ended September 30, 2016 compared to no revenue for the nine months ended September 30, 2017. The revenue for the remaining operating utilities increased $1.1 million, or 5.1%, to $23.4 million for the nine months ended September 30, 2017 compared to $22.3 million for the nine months ended September 30, 2016. The increase in revenue for the remaining operating utilities reflects the increase in rates related to Rate Decision No. 74364 in February 2014 combined with a 4.1% increase in active service connections, coupled with an increase in consumption during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Water Services – Water services revenue increased $144,000, or 1.3%, to $10.8 million for the nine months ended September 30, 2017 compared to $10.7 million for the nine months ended September 30, 2016. The operations of Willow Valley contributed $306,000 for the nine months ended September 30, 2016 compared to no revenue for the nine months ended September 30, 2017. The water services revenue for the remaining operating utilities increased $451,000, or 4.3%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Water services revenue based on consumption increased $35,000, or 0.7%, to $4.9 million for the nine months ended September 30, 2017 compared to $4.8 million for the nine months ended September 30, 2016. The operations of Willow Valley contributed $67,000 for the nine months ended September 30, 2016 compared to no revenue for the nine months ended September 30, 2017. Consumption revenue for the remaining operating utilities increased $102,000, or 2.1%, to $4.9 million for the nine months ended September 30, 2017 compared to $4.8 million for the nine months ended September 30, 2016. The increase in consumption revenue for the remaining utilities is primarily driven by an increase in consumption combined with an increase in rates for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Active water connections increased 4.2% to 19,619 as of September 30, 2017 from 18,824 as of September 30, 2016 primarily due to the positive growth in new connections.
Water consumption remained relatively consistent with a slight increase of 0.4% to 1.7 billion gallons for the nine months ended September 30, 2017 and 2016. However, adjusting for the sale of Willow Valley, which operations accounted for 17 million gallons of consumption for the nine months ended September 30, 2016, water consumption for the remaining operating utilities increased

1.4% to remain at 1.7 billion gallons. The increase in consumption at the remaining operating utilities is primarily attributed to an increase in residential consumption, which was partially offset by a decrease in irrigation and commercial consumption for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease in irrigation consumption is driven by an increase in precipitation, which increased 2.0 inches, or 64%, to 5.2 inches for the nine months ended September 30, 2017 compared to 3.2 inches for the nine months ended September 30, 2016.
Water services revenue, excluding miscellaneous charges associated with the basic service charge, decreased $7,000, or 0.1%, to $5.6 million for the nine months ended September 30, 2017 compared to $5.7 million for the nine months ended September 30, 2016. The operations of Willow Valley contributed revenue of $235,000, for the nine months ended September 30, 2016 compared to no revenue for the nine months ended September 30, 2017. The remaining utilities' basic water service revenue increased $228,000, or 4.2%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This increase resulted from an increase in active service connections for the remaining operating utilities, combined with an increase in rates related to Rate Decision No. 74364.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $680,000, or 5.8%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in wastewater and recycled water services revenue is primarily driven by a $629,000 increase in wastewater services revenue combined with a $51,000 increase in recycled water services revenue for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in wastewater services revenue reflects the increase in rates related to Rate Decision No. 74364, as well as the increase in active wastewater connections, which increased 4.0% to 18,917 as of September 30, 2017 from 18,185 as of September 30, 2016.
Recycled water services revenue, which is based on the number of gallons delivered, increased $51,000, or 9.4%, to $601,000 for the nine months ended September 30, 2017 compared to $550,000 for the nine months ended September 30, 2016. The increase in recycled water services revenue is primarily related to the increase in recycled water consumption coupled with an increase in recycled water rates. The volume of recycled water delivered increased 13 million gallons, or 2.6%, to 513 million gallons for the nine months ended September 30, 2017 compared to 500 million gallons for the nine months ended September 30, 2016. Recycled water rates increased 11.5% per Rate Decision No. 74364 compared to 2016.
Operating Expenses – The following table summarizes our operating expenses for the nine months ended September 30, 2017 and 2016 (in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Operations and maintenance	$4,499	$4,769
Operations and maintenance - related party	1,091	1,403
General and administrative	7,031	6,788
Depreciation	5,164	4,751
Total operating expenses	$17,785	$17,711

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, decreased $270,000, or 5.7%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Chemical and supply expenses decreased $132,000, or 30.3%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease is primarily driven by a reduction in chemical utilization for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, as additional chemicals were required in 2016 to ensure optimal operation of the wastewater facility in readiness for the inception of the Palo Verde wastewater recycling facility expansion project, which is underway.
Total personnel expenses decreased $106,000, or 8.1%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to a decrease in personnel related to the sale of Willow Valley, which operations represented $60,000 of personnel expense for the nine months ended September 30, 2016 compared to zero expense for the nine months ended September 30, 2017. Total personnel costs for the remaining operating utilities decreased $46,000, or 3.7%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease in personnel expenses for the remaining utilities was primarily driven by a reduction of medical insurance expense, which decreased $28,000 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, coupled with a $23,000 decrease in salary and bonus expense. The decrease in medical insurance expense was driven by a reduction in medical claims compared to 2016. The decrease in salary and wages expense was primarily driven by an increase in labor capitalized to ongoing projects, which increased as part of the acceleration of our capital improvement plan.
Operations and Maintenance – Related Party – Operations and maintenance related party expenses are for service fees paid to FATHOM™ with respect to billing, customer service, and other support provided to our regulated utilities. Service fees paid to FATHOM™ decreased $312,000, or 22.2%, to $1.1 million for the nine months ended September 30, 2017 compared to $1.4 million for the nine months ended September 30, 2016. FATHOM™ service fees partially decreased as a result of the sale of Willow Valley, which operations represented $60,000 of such expenses for the nine months ended September 30, 2016 compared to zero expense for the nine months ended September 30, 2017. FATHOM™ service fees for the remaining operating utilities decreased $252,000, or 18.8%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease in service fees for the remaining operating utilities was driven by the renegotiation of the FATHOM™ service contract in November 2016, wherein the monthly rate per water connection decreased $1.55, or 19.9%, from $7.79 per month to $6.24 per month beginning in January 2017.
General and Administrative – General and administrative costs include the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $243,000, or 3.6%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Deferred compensation expense decreased $195,000, or 16.2%, to $1.0 million for the nine months ended September 30, 2017 compared to $1.2 million for the nine months ended September 30, 2016. The decrease was primarily related to the lower increase in the carrying value of our awards due to the change in stock price, which increased $0.36 for the nine months ended September 30, 2017 compared to an increase of $2.55 for the nine months ended September 30, 2016. The effect of the change in carrying value was partially offset by the continued vesting of awards at a higher average stock price for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Professional fees increased $129,000, or 12.2%, to $1.2 million for the nine months ended September 30, 2017 compared to $1.1 million for the nine months ended September 30, 2016. This increase is primarily related to an increase in legal and auditing fees incurred during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in legal fees primarily relates to the acquisition of Eagletail and ongoing regulatory matters. The increase in audit fees relates to the timing of audit work performed during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Public company expenses increased $130,000, or 276.6%, to $177,000 for the nine months ended September 30, 2017 compared to $47,000 for the nine months ended September 30, 2016, due to becoming a U.S. public company in May 2016. Public company expenses were historically recorded at GWRC. Public company expenses primarily consist of listing fees, filing fees, and transfer agent expenses.
Franchise and other taxes increased $134,000, or 609.1% to $156,000 for the nine months ended September 30, 2017 compared to $22,000 for the nine months ended September 30, 2016. This increase was due to an increase in franchise tax of $135,000. The increase in franchise taxes is associated with GWRI (a Delaware corporation) becoming a U.S. Public Company which requires that we pay $180,000 in Delaware franchise tax each year.
Other Income (Expense) – Other expense totaled $2.6 million for the nine months ended September 30, 2017 compared to other expense of $8.8 million for the nine months ended September 30, 2016. The decrease of $6.2 million in other expense was primarily driven by a $6.7 million decrease in interest expense combined with a $239,000 change in Other – related party income, which were partially offset by a decrease in other income of $739,000 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Interest expense decreased $6.7 million, or 63.3%, to $3.9 million for the nine months ended September 30, 2017 compared to $10.6 million for the nine months ended September 30, 2016. Interest expense decreased due to the June 2016 debt refinancing. As part of the refinancing, we paid $3.2 million in prepayment penalties and wrote off the remaining $2.2 million in capitalized loan fees related to the retired bonds during the nine months ended September 30, 2016. Additionally, interest expense was further reduced by approximately $865,000 due to reduced interest rates on the new notes.
Other – related party income (expense) increased $239,000 to income of $169,000 for the nine months ended September 30, 2017 compared to a loss of $70,000 for the nine months ended September 30, 2016. Other related party income (expense) includes royalty income based upon a percentage of certain FATHOM™ recurring revenue combined with the equity method gains and losses associated with our equity method investment in FATHOM™. The change in other related party income (expense) was primarily driven by a $243,000 gain from the revaluation of our ownership interest in FATHOM™ in connection with FATHOM™’s financing transaction in March 2017 (See Note 5 – “Equity Method Investment” to the condensed consolidated financial statement in Part I, Item 1 of this report) combined with a reduction of our share of FATHOM™ operating losses for the nine months ended September 30, 2017 compared to September 30, 2016.
Other income decreased $739,000 to $1.1 million for the nine months ended September 30, 2017 compared to $1.9 million for the nine months ended September 30, 2016. The decrease in other income is primarily related to the $954,000 gain on the settlement of the Sonoran purchase liability recognized in the nine months ended September 30, 2016. Partially offsetting the decrease was an increase in the Valencia earnout of $282,000 to $1.1 million for the nine months ended September 30, 2017 compared to $858,000 for the nine months ended September 30, 2016. The Valencia earnout consists of $3,000 for each new water meter installed within Valencia Water Company’s prior service areas. This increase was primarily driven by accelerated growth in our former service territory. Other income was also affected by a $54,000 loss we recorded for the sale of Willow Valley for the nine months ended September 30, 2016.
Income Tax (Expense) Benefit – Income tax expense of $1.2 million was recorded for the nine months ended September 30, 2017 compared to an income tax benefit of $1.4 million for the nine months ended September 30, 2016. The income tax expense recorded for the nine months ended September 30, 2017 is related to current period pretax income compared to a pretax loss for the nine months ended September 30, 2016.
Net Income – Our net income totaled $1.8 million for the nine months ended September 30, 2017 compared to net loss of $2.6 million for the nine months ended September 30, 2016. The $4.4 million increase for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is primarily attributed to the $6.7 million reduction of interest expense, a $749,000 operating income increase, a $282,000 increase in the Valencia earnout, a $228,000 change of our equity method investment, and a $2.6 million change in income taxes. Additionally, net income for the nine months ended September 30, 2016 included a $954,000 gain on the settlement of the Sonoran purchase liability.

Outstanding Share Data
As of November 9, 2017, there were 19,631,266 shares of our common stock outstanding and options to acquire an additional 740,000 shares of our common stock outstanding.

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
As of September 30, 2017, we have no notable near-term cash expenditure or debt obligations. While specific facts and circumstances could change, we believe that we have sufficient cash on hand and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan as well as remain in compliance with our debt covenants for at least the next twelve months.
In March 2014, we initiated a dividend program to declare and pay a monthly dividend. On November 9, 2017, we announced a monthly dividend increase from $0.023060 per share ($0.276720 per share annually) to $0.023625 per share ($0.28350 per share annually). Although we expect monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of our board of directors and is subject to legal requirements and debt service ratio covenant requirements (see “—Senior Secured notes").

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
For the nine months ended September 30, 2017, our net cash provided by operating activities totaled $8.3 million compared to $2.2 million for the nine months ended September 30, 2016. The $6.1 million change in cash from operating activities is primarily driven by the increase in operating income for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 and by the decrease in interest expense due to the 2016 debt refinancing.
Cash Used In Investing Activities – Our net cash used in investing activities totaled $16.8 million for the nine months ended September 30, 2017 compared to $2.1 million for the nine months ended September 30, 2016. The $14.7 million change in cash used in investing activities was primarily driven by an increase in capital expenditures of $12.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. In addition, cash provided by investing activities for the nine months ended September 30, 2016 included $2.3 million in cash proceeds from the sale of Willow Valley.
We continue to invest capital prudently in our existing, core service areas where we are able to deploy our Total Water Management model as service connections grow. This includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. Capital expenditures increased in 2017 as compared to recent years as a result of our decision to accelerate certain capital expenditures within our capital improvement plan related to the Private Letter Ruling (see “—Recent Events—Private Letter Ruling”). Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.
Cash Used In Financing Activities – Our net cash used in financing activities totaled $4.1 million for the nine months ended September 30, 2017, a $18.9 million change as compared to the $14.7 million in cash provided by financing activities for the nine months ended September 30, 2016. This change was primarily driven by the refinancing of tax exempt bonds in 2016, wherein, we repaid $106.7 million in tax exempt bonds with $115.0 million in proceeds from our two series of senior secured notes, combined with the release of $8.8 million in bond reserves associated with the refinancing.  Additionally, we generated $5.6 million in net proceeds from our U.S. IPO. Proceeds for the nine months ended September 30, 2016 were partially offset by the $2.8 million payment to settle our Sonoran acquisition liability.
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
The senior secured notes require the Company maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of September 30, 2017, the Company was in compliance with its financial debt covenants.
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
Off Balance Sheet Arrangements
As of September 30, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements.
Contractual Obligations
The following table summarizes our contractual cash obligations as of September 30, 2017 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	2 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt obligations	$115,070	$7	$17	$3,843	$111,203
Interest on long-term debt (2)	69,823	5,212	10,423	10,376	43,812
Operating lease obligations	256	123	86	47	—
FATHOM™ purchase obligations(3)	1,417	1,417	—	—	—
Total (1)	$186,566	$6,759	$10,526	$14,266	$155,015

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

(3)
The Company has entered into an agreement with FATHOM™ to replace a majority of its meter infrastructure within the upcoming year. See Note 7 – “Transactions with Related Parties” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices, and interest rates. The Company uses fixed-rate long-term debt to reduce the risk from interest rate fluctuations. Although the Company’s long-term debt is based on fixed rates, changes in interest rates could impact the fair market value of the Company’s long-term debt.  As of September 30, 2017, the fair market value of the Company’s long-term debt was $115.2 million.  For additional information about the Company’s long-term debt, see Note 9 – “Debt” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended September 30, 2017.
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

Global Water Resources, Inc.

Date:	November 9, 2017	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial Officer)