Form 10-K
period 2017-12-31
Global Water Resources, Inc.
filed 2018-03-09
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. ☐ Yes  ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. ☐ Yes  ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017) was $194.1 million based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market. As of March 9, 2018, the registrant had 19,631,266 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

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

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (this “Form 10-K”) of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, or “us”) and documents incorporated herein by reference are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward‑looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, and opportunities, including potential acquisitions; future financial performance; population and growth projections; technologies; revenues; metrics; operating expenses; market trends, including those in the markets in which we operate; liquidity; cash flows and uses of cash; dividends; amount and timing of capital expenditures; depreciation and amortization; tax payments; hedging arrangements; our ability to repay indebtedness and invest in initiatives; impact and resolutions of legal matters; the impact of tax reform; and the impact of accounting changes and other pronouncements. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not, or the times at or by which, such performance or results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors discussed under “Risk Factors” in Item 1A of this Form 10-K and future reports that we file from time to time with the Securities and Exchange Commission (“SEC”). Although the forward-looking statements are based upon what management believes to be reasonable assumptions, investors cannot be assured that actual results will be consistent with these forward-looking statements, and the differences may be material. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward‑looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
PART I

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
We currently own nine water and wastewater utilities in strategically targeted communities in metropolitan Phoenix. We currently serve more than 51,000 people in approximately 20,000 homes within our 336 square miles of certificated service areas, which are serviced by five wholly-owned regulated operating subsidiaries as of December 31, 2017. Approximately 98.8% of our active service connections are customers of our Santa Cruz Water Company, LLC (“Santa Cruz”) and Palo Verde Utilities Company, LLC (“Palo Verde”) utilities, which are located within a single service area. We have grown significantly since our formation in 2003, with total revenues increasing from $4.9 million in 2004 to $31.2 million in 2017, and total service connections increasing from 8,113 as of December 31, 2004 to 39,618 as of December 31, 2017, with regionally planned areas large enough to serve approximately two million service connections.
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
The Company will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion; (ii) the date on which the Company is deemed to be a "large accelerated filer," as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any successor statute, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; (iii) the date on which the Company issues more than $1 billion in non-convertible debt during the preceding three-year period; or (iv) the end of the 2021 fiscal year.
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

•
General Water Products and Services. This business includes manufacturing, engineering and consulting companies, and numerous other fee-for-service businesses. The activities of these businesses include the building, financing, and operating of water and wastewater utilities, utility repair services, contract operations, laboratory services, manufacturing and distribution of infrastructure and technology components, and other specialized services. At present, and upon the prior sale of the FATHOM™ business and the Loop 303 Contracts (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events” in Part II, Item 7 of this Form 10-K), the Company no longer performs any of these unregulated services.

Key Characteristics of the U.S. Water Industry
In the U.S., the water industry is characterized by:

•
Significant Constraints on the Availability of Fresh Water. In Arizona, the Arizona Department of Water Resources estimates that annual water usage is 7 million acre-feet per year. Arizona has the right to use 2.8 million acre-feet from the Colorado River and approximately half of that can be delivered through the Central Arizona Project, a 336 mile diversion canal from the Colorado River to central Arizona. The Colorado River is presently over-allocated, which means that more surface water right allocations have been issued than the actual average annual flow, with allocations being determined based on data from a period during which flows were significantly higher than in recent years. The Central Arizona Project is the only means of transporting Colorado River water into central Arizona. Approximately 41% of the water used in Arizona comes from groundwater. Water in the western U.S. is being pumped from groundwater sources faster than it is replenished naturally, a condition known as overdraft. In areas of water scarcity, such as the arid western U.S., water recycling represents a relatively simple, inexpensive, and energy-efficient means of augmenting water supply as compared to transporting surface water, groundwater, or desalinated water from other locations. Approximately 70% of the water provided by municipalities is currently used for non-potable applications where recycled water could potentially be utilized.

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

•
Highly Fragmented Ownership. The utility segment of the U.S. water industry is highly fragmented, with approximately 50,000 water utilities and approximately 16,000 community wastewater utilities, according to the U.S. Environmental Protection Agency ("EPA"). The majority of the approximately 50,000 water utilities are small, serving a population of 500 or less, and 86% of the water utilities serve only 10% of the population.

•
Large Public Sector Ownership. Municipally-owned utilities provide water and wastewater services for the vast majority of the U.S. population. For homes connected to a community water system, approximately 80% are provided service by municipally-owned utilities. For homes connected to a community wastewater system, about 75% are provided service by municipally-owned utilities.

•
Aging Infrastructure in Need of Significant Capital Expenditures. Water infrastructure in the U.S. is aging and requires significant investment and stringent focus on cost control to upgrade or replace aging facilities and to provide service to growing populations. Throughout the U.S., utilities are required to make expenditures on the rehabilitation of existing utilities and on the installation of new infrastructure to accommodate growth and make improvements to water quality and wastewater discharges mandated by stricter water quality standards. Water quality standards, first introduced with the Clean Water Act in 1972 and the Safe Drinking Water Act in 1974, are becoming increasingly stringent and numerous. For water, the American Water Works Association estimates capital investments to restore aging infrastructure and to build additional infrastructure for the growing population may be as much as $1 trillion over the next 25 years. The American Society of Civil Engineers estimates capital investment needs to update and grow the nation’s wastewater systems may be as much as $271 billion over the next twenty years.

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

◦
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

◦
For example, the Company’s water recycling model has been fully implemented in the City of Maricopa. The Company is the water, wastewater, and recycled water provider for the City of Maricopa, which currently has a population of approximately 50,000. A community of this size produces approximately an annual average of 2.6 million gallons of wastewater per day. Because the Company requires developers to take back and utilize recycled water within their communities and invest in “purple pipe” recycled water infrastructure during the initial development of subdivisions, the Company is now able to distribute almost all of the 2.6 million gallons back to the community for beneficial purposes. Approximately 90% of the recycled water goes towards common area non-potable irrigation and for use at a local farm, which allows for the recycled water to naturally recharge into the aquifer. This reduces the total amount of limited ground or surface water that would otherwise be required within the community by over 40%. To date, the Company has reused 6.9 billion gallons of recycled water in the City of Maricopa.

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

◦
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

◦
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

◦
Supervisory Control and Data Acquisition. The Company employs supervisory control and data acquisition in all of its utility systems, which provides continuous monitoring, instantaneous alarming, and historical trending on all key operating assets, including instrumentation and dynamic components (e.g., pumps, motor controlled valves, treatment systems, etc.). This data is reported back to the appropriate operations personnel through a standard industry software known as Wonderware. The benefits of this system include the significantly enhanced ability to: achieve compliance and safety mandates; reduce service outages; troubleshoot systems; provide for remote operations; and allow for proactive maintenance and lower costs related to efficient real-time operations

◦
Automated Meter Reading. The Company implements automated meter reading by utilizing the FATHOM™ platform’s Automated Reading Infrastructure technology, with over 99% of all meters being read by such technology. This technology reads each meter numerous times per day (often hourly) and continuously transmits the meter readings back to a centralized data base through a communications tower and cellular transmission units. The data is then presented to the utility, and may be available to customers, through a simple user interface. Reading meters at this frequency provides many benefits to both the utility and the customer. With this data, utilities can better model demand usage, identify system water loss, identify leaks on the customer side of the meter, monitor for abnormal usage, and present interval, hourly, daily, weekly, or monthly usage back to the customers.

◦
Back-Office Technologies and Paperless Billing. The Company employs a series of technologies that allow for the complete automation of the billing and remittance process. The Company also provides its customers with over seven ways to pay, with the majority of options being integrated with the Company’s back-office technologies. In combination with automated meter reading, this suite of technology has minimized the use of human labor and reduced the potential for human error for the entire billing and remittance process, while providing better customer service.
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
Our Regulated Utilities
We own and operate regulated water, wastewater and recycled water utilities in communities principally located in metropolitan Phoenix. Our utilities are regulated by the Arizona Corporation Commission (the “ACC”), as described further under “—Regulation—Arizona Regulatory Agencies” below. As of December 31, 2017, our utilities collectively had 38,997 active service connections offering predictable rate-regulated cash flows. Revenues from our regulated utilities accounted for approximately 99.8% of total revenues in 2017. Our utilities currently possess the high-level regional permits that allow us to implement our business model; thus, we believe we are well-positioned for organic growth in our current service areas that are generally located in Arizona’s population growth corridors: Maricopa/Casa Grande, West Valley, and Eloy Regions.
A key component of our water utility business is the use of recycled water. Recycled water is highly treated and purified wastewater that is distributed through a separate distribution system of purple pipes for a variety of beneficial, non-potable uses. Recycled water can be delivered for all common area irrigation needs, as well as delivered direct to homes where it can be used for outdoor residential irrigation. Total Water Management model, an integrated approach to the use of potable and non-potable water to manage the entire water cycle, both conserves water and maximizes its total economic value. The application of the Total Water Management model has proven to be effective as a means of water scarcity management that promotes sustainable communities and helps achieve greater dwelling unit density in areas where the availability of sustainable water can be a key constraint on development. Our implementation of the Total Water Management philosophy in Arizona has led to the development of relationships with key regulatory bodies.

A summary description of our water utilities at December 31, 2017 is set forth in the following table and described in more detail below:

Company	Date of Acquisition (A) or Formation (F)	Service Provided	Square Miles of Service Area (1)	Active Service Connections	Average Monthly Rate Per Service Connection
MARICOPA / CASA GRANDE REGION
Global Water-Santa Cruz Water Company	2004 (A)	Water	73	19,375	$57
Global Water-Palo Verde Utilities Company	2004 (A)	Wastewater and Recycled Water	102	19,146	$71

WEST VALLEY REGION
Water Utility of Greater Tonopah	2006 (A)	Water	105	340	$97
Water Utility of Northern Scottsdale	2006 (A)	Water	1	82	$180
Eagletail Water Company	2017 (A)	Water	8	54	$62
Balterra Sewer Corp	2008 (A)	Wastewater and Recycled Water	2	—	—
Hassayampa Utility Company	2005 (F)	Wastewater and Recycled Water	41	—	—

ELOY REGION
Global Water - Picacho Cove Water Company	2006 (F)	Water	2	—	—
Global Water - Picacho Cove Utilities Company	2006 (F)	Wastewater and Recycled Water	2	—	—
Total			336	38,997
(1) Certified areas may overlap in whole or in part for separate utilities.
Maricopa/Casa Grande Region
The City of Maricopa is located approximately 12 miles south of Phoenix. The relative proximity to a significant urban center, coupled with relatively abundant and inexpensive land, were the key drivers of the real estate boom experienced by this community. In 2005, the City of Maricopa was one of the fastest growing cities in the nation. While growth has slowed nationally since 2007, the City of Maricopa continues to grow, as demonstrated by our addition of 7,904 active service connections (representing approximately 4,000 homes) from December 2009 to December 2017. Development in the area is considered to be affordable and represents one of the few areas within the U.S. where a new home can be purchased from the mid $100,000s.
We operate in this region through Santa Cruz and Palo Verde.
We acquired Santa Cruz and Palo Verde in 2004. Santa Cruz serves 19,375 active service connections as of December 31, 2017 and revenues from Santa Cruz represented approximately 42.7% and 43.9% of our total revenue for the years ended December 31, 2017 and 2016, respectively. Palo Verde serves 19,146 active service connections as of December 31, 2017 and revenues from Palo Verde represented approximately 52.6% and 53.0% of our total revenue for the years ended December 31, 2017 and 2016, respectively.
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

Rate proceedings were completed in 2010 for both Santa Cruz and Palo Verde. In July 2012, these two utilities filed applications with the ACC for increased rates using 2011 as the test year on which the ACC will use to evaluate the utilities’ rates. The rate proceedings were completed in February 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Rate Case Activity”, included in Part II, Item 7 of this Form 10-K, for additional information.
We acquired CP Water Company (“CP Water”) in 2006. CP Water provided water service within parts of Pinal County. CP Water received a Certificate of Convenience and Necessity (“CC&N”) for approximately two square miles of service area in 1984 and currently has 12 active service connections. We acquired this small utility as part of our consolidation strategy to enable the deployment of new integrated infrastructure as development occurs in the corridor between the cities of Maricopa and Casa Grande. CP Water’s service area, customers, and assets have been transferred to Santa Cruz.
West Valley Region
We operate in this region through Water Utility of Greater Tonopah (“Greater Tonopah”), Water Utility of Northern Scottsdale, Inc. (“Northern Scottsdale”), Balterra Sewer Corp (“Balterra”), and Hassayampa Utility Company Inc. (“Hassayampa”), and formerly through Valencia Water Company, Inc. (“Valencia”), Water Utility of Greater Buckeye (“Greater Buckeye”) and Willow Water Valley Co., Inc. (“Willow Valley”).
We acquired Greater Tonopah in 2006. Greater Tonopah serves 340 active service connections as of December 31, 2017. Greater Tonopah has a CC&N for 105 square miles of service area and provides water services to Maricopa County west of the Hassayampa River. The acquisition of Greater Tonopah allowed us to enter into agreements with developers to serve a total of roughly 100,000 home sites plus commercial, schools, parks, and industrial developments.
In November 2017, the Bill and Melinda Gates Investment Group, through an investment vehicle, acquired 20,000 acres in the Belmont development, located in the West Valley Region. Belmont is a mixed use, master planned community and is included within the service area of Greater Tonopah and Hassayampa.
We acquired Northern Scottsdale in 2006. Northern Scottsdale serves 82 active service connections as of December 31, 2017. Northern Scottsdale has a CC&N for one square mile and provides water services to two small subdivisions in Northern Scottsdale.
Rate proceedings were completed in 2010 for Greater Tonopah. Northern Scottsdale completed a rate proceeding in 2008. In July 2012, these five utilities filed applications with the ACC for increased rates using 2011 as the test year on which the ACC evaluates the utilities’ rates. The rate proceedings were completed in February 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Rate Case Activity”, included in Part II, Item 7 of this Form 10-K, for additional information.
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
In October 2012, we and our subsidiary, 303 Utilities Company, and the City of Glendale entered into an agreement for future wastewater and recycled water services, advancing our public-private-partnership originally approved by the city council in March 2010. The agreement named 303 Utilities Company as the future wastewater and recycled water provider for a 7,000-acre territory within a portion of Glendale’s western planning area known as the Loop 303 Corridor. The 303 Utilities Company also signed certain wastewater facilities main extension agreements with numerous developers/landowners in the service area to fund the initial design and construction of a wastewater and recycled water utility. In addition, we signed separate offsite water management agreements with these same developers/landowners to provide the coordination, permitting, and engineering work for the related water utility service element of the project. In September 2013, we entered into an agreement to sell the Loop 303 Contracts to a third-party. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events—Sale of Loop 303 Contracts”, included in Part II, Item 7 of this Form 10-K, for additional information.
We formerly operated additional utilities in the West Valley Region through Valencia, Greater Buckeye and Willow Valley. Valencia was consolidated with Greater Buckeye in 2008, and on July 14, 2015, we closed the stipulated condemnation to transfer the operations and assets of Valencia to the City of Buckeye.  See “Management’s Discussion and Analysis of Financial Condition

and Results of Operations—Recent Events—Stipulated Condemnation of the Operations and Assets of Valencia”, included in Part II, Item 7 of this Form 10-K, for additional information.
In addition, on May 9, 2016, we closed the sale of Willow Valley to EPCOR Water Arizona Inc. (“EPCOR”).  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events—Sale of Willow Valley”, included in Part II, Item 7 of this Form 10-K, for additional information.
On May 15, 2017, we acquired Eagletail Water Company ("Eagletail") via merger. Eagletail serves 54 active connections as of December 31, 2017. Eagletail has a CC&N for eight square miles located west of metropolitan Phoenix.
Eloy Region
The City of Eloy, Arizona is located in Arizona’s “sun corridor” and is approximately equidistant between Phoenix and Tucson. The City of Eloy represents an area of 100 square miles and has a population of approximately 19,000.
We operate in this region through Global Water-Picacho Cove Water Company and Global Water-Picacho Cove Utilities Company (collectively, “Picacho Cove”). We formed Picacho Cove in 2006 to provide water and wastewater services in the City of Eloy and currently have a CC&N for two congruent square miles. The utilities currently have no active service connections and no facilities.
Operations
We treat water to potable standards and also treat, clean, and recycle wastewater for a variety of non-potable uses. A description of these operations follows.
Sources of Water Supply
Our water supplies are primarily derived from groundwater; however, we currently augment these supplies with recycled water and intend to augment them with surface water and increased use of recycled water in the future.

•
Potable Water. Our utilities presently employ groundwater systems for potable water production. Water is brought to the surface from underground aquifers (water levels vary from approximately 60 to 500 feet below land surface depending on the area), disinfected and stored in tanks for distribution to customers. In some instances, individual raw water supplies do not meet the legislative requirements for certain constituents. In those cases, we use well-head, centralized, point-of-use, or blending treatment systems to ensure water quality meets potable standards.

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

Technology
We use sophisticated technology as a principal means of improving our margins. We focus on technological innovations that allow us to deliver high-quality water and customer service with minimal potential for human error, delays, and inefficiencies. Our comprehensive technology platform includes supervisory control and data acquisition, automated meter reading, and geographical information system technologies, which we use to map and monitor our physical assets and water resources on an automated, real-time basis with fewer people than the standard water utility model requires. Our systems allow us to detect and resolve potential problems promptly, accurately, and efficiently before they become more serious, which both improves customer service and optimizes and extends the efficient performance and life of our assets. Our automated meter reading technology, which allows us to read water meters remotely rather than physically, improves water resources accounting, allows for identification of high water usage and water theft from disconnected meters. We also use automated voice, internet billing, payment processing, and customer service applications that contribute to additional reduced headcount and a reduction in associated personnel costs.

Decentralized Treatment Facilities
We design and build standard, decentralized facilities that are scaled to the service areas they serve in order to achieve optimum efficiency in providing both water and wastewater services. The replication of our standard facility also improves design, construction, and operating efficiency because we are able to employ similar, proven processes and equipment and technologies at each of our facilities. As a result, our operating efficiency is improved significantly by reducing equipment costs and employee training costs, and our exposure to operational performance risks often associated with larger, custom-built plants is reduced.
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
Regulation
Our water and wastewater utility operations are subject to extensive regulation by U.S. federal, state, and local regulatory agencies that enforce environmental, health and safety requirements, which affect all of our regulated subsidiaries. These requirements include the Safe Drinking Water Act, the Clean Water Act, and the regulations issued under these laws by the EPA. We are also subject to state environmental laws and regulations, such as Arizona’s Aquifer Protection Program and other environmental laws and regulations enforced by the Arizona Department of Environmental Quality, and extensive regulation by the ACC, which regulates public utilities. The ACC also has broad administrative power and authority to set rates and charges, determine service areas and conditions of service, and authorize the issuance of securities as well as authority to establish uniform systems of accounts and approve the terms of contracts with both affiliates and customers.
We are also subject to various federal, state, and local laws and regulations governing the storage of hazardous materials, the management and disposal of hazardous and solid wastes, discharges to air and water, the cleanup of contaminated sites, dam safety, fire protection services in the areas we serve, and other matters relating to the protection of the environment, health, and safety.
We maintain a comprehensive environmental program which addresses, among other things, responsible business practices and compliance with environmental laws and regulations, including the use and conservation of natural resources. Water samples across our water system are analyzed on a regular basis in material compliance with regulatory requirements. We conducted more than 9,700 water quality tests in 2017 at subcontracted laboratory facilities in addition to providing continuous online instrumentations for monitoring parameters such as turbidity and disinfectant residuals and allowing for adjustments to chemical treatment based on changes in incoming water quality. For 2017, we achieved a compliance rate of 99.9% for meeting state and federal drinking water standards and 99.1% for compliance with wastewater requirements, for an overall compliance rating of 99.1%. Compliance with governmental regulations is of utmost importance to us, and considerable time and resources are spent ensuring compliance with all applicable federal, state, and local laws and regulations.
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
Safe Drinking Water Act
The federal Safe Drinking Water Act and regulations promulgated thereunder establish minimum national quality standards for drinking water. The EPA has issued rules governing the levels of numerous naturally occurring and man-made chemical and microbial contaminants and radionuclides allowable in drinking water and continues to propose new rules. These rules also prescribe testing requirements for detecting contaminants, the treatment systems that may be used for removing contaminants, and other requirements. Federal and state water quality requirements have become increasingly more stringent, including increased water testing requirements, to reflect public health concerns. In Arizona, the requirements of the Safe Drinking Water Act are incorporated by reference into the Arizona Administrative Code.
In order to remove or inactivate microbial organisms, the EPA has promulgated various rules to improve the disinfection and filtration of drinking water and to reduce consumers’ exposure to disinfectants and by-products of the disinfection process.
Significant attention has recently been focused on contaminants of emerging concern (chemicals and other substances that have no regulatory standard, have been recently “discovered” in natural streams (often because of improved analytical chemistry detection levels), and potentially cause deleterious effects in aquatic life at environmentally relevant concentrations), including endocrine disrupting compounds and pharmaceuticals and personal care products, in drinking water supplies, municipal wastewater effluents, and recycled water. Endocrine disrupting compounds are substances that are not produced in the body but act by mimicking or antagonizing natural hormones, and there is research associating exposure with endocrine disrupting compounds to various reproductive problems in both women and men as well as for increases in the frequency of certain types of cancer. Pharmaceuticals and personal care products, such as fragrances, cosmetics, prescription and over-the-counter therapeutic drugs, veterinary drugs, and sunscreen products, enter the environment through excretion, bathing, and disposal of unwanted medications to sewers and trash. We believe contaminants of emerging concern may form the basis for additional regulatory initiatives and requirements in the future.
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
Clean Water Act
The federal Clean Water Act regulates discharges of liquid effluents from drinking water and wastewater treatment facilities into waters of the U.S., including lakes, rivers, streams and subsurface, or sanitary sewers. In Arizona, with the exception of Clean Water Act Section 208 Regional Water Quality Management Plans, capacity management and operations and maintenance requirements, and source control requirements, wastewater operations are primarily regulated under the Aquifer Protection Permit program and the Arizona Pollutant Discharge Elimination System program (see below).
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
Arizona Regulatory Agencies
In Arizona, the ACC is the regulatory authority with jurisdiction over water and wastewater utilities. The ACC has exclusive authority to approve rates, mandate accounting treatments, authorize long-term financing programs, evaluate significant capital expenditures and plant additions, examine and regulate transactions between a regulated subsidiary and its affiliated entities, and approve or disapprove reorganizations, mergers, and acquisitions prior to their completion. Additionally, the ACC has statutory authority to oversee service quality and consumer complaints, and approve or disapprove expansion of service areas. The ACC is comprised of five elected members, each serving four year terms. Companies that wish to provide water or wastewater service are granted a CC&N, which allows them to serve customers within a geographic area specified by a legal description of the property. In considering an application for a CC&N, the ACC will determine if the applicant is fit and proper to provide service within a specified area, whether the applicant has sufficient technical, managerial, and financial capabilities to provide the service, and if that service is necessary and in the public interest. Once a CC&N is granted, the utility falls under the ACC’s jurisdiction and must abide by the rules and laws by which a public service corporation operates.
In February 2014, the ACC issued Rate Decision No. 74364 for our rate cases filed in July 2012 for the following utilities: Santa Cruz, Palo Verde, Valencia, Greater Buckeye, Greater Tonopah, Northern Scottsdale, and Willow Valley. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Rate Case Activity,” included in Part II, Item 7 of this Form 10-K, for additional information.
Arizona water and wastewater utilities must also comply with state environmental regulation regarding drinking water and wastewater, including environmental regulations set by Councils of Government (such as the Central Arizona Association of Governments and the Maricopa Association of Governments), the Arizona Department of Environmental Quality, and the Arizona Department of Water Resources. The Central Arizona Association of Governments is the designated management authority for Section 208 of the Clean Water Act for Pinal and Gila Counties and administers the requirements of the Regional Water Quality Management Plans and Amendments at the local level. The Maricopa Association of Governments is the designated management authority for Section 208 of the Clean Water Act for Maricopa County and administers the requirements of the Regional Water Quality Management Plans and Amendments at the local level. The Maricopa County Environmental Services Department has delegated authority for overseeing Arizona Department of Environmental Quality requirements in Maricopa County. The Arizona Department of Environmental Quality regulates water quality and permits water reclamation facilities, discharges of recycled water, re-use of recycled water, and recharge of recycled water. The Arizona Department of Environmental Quality also regulates the clean closure requirements of facilities. In Arizona, the Arizona Department of Environmental Quality has received delegated authority from the EPA for the administration of the Clean Water Act’s National Pollution Discharge Elimination System program. Permits issued by the Arizona Department of Environmental Quality for discharges to waters of the U.S. in Arizona are termed “Arizona Pollutant Discharge Elimination System,” or “AzPDES,” permits. The Arizona Department of Environmental Quality also administers the drinking water quality requirements set by the federal Safe Drinking Water Act within Arizona. Finally, the Arizona Department of Water Resources regulates surface water extraction, groundwater withdrawal, designations and certificates of assured water supply, extinguishment of irrigation grandfathered water rights, groundwater savings facilities, recharge facilities, recharge permits, recovery well permits, storage accounts, and well construction, abandonment, or replacement. We must file periodic reports with the ACC, Arizona Department of Environmental Quality, and Arizona Department of Water Resources.
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
Although we intend to rely on recycled water to help meet water demands in areas, the infrastructure, permits, and customer base necessary to generate and deliver recycled water are not necessarily in place in most of our service areas. In addition, although recycling can extend a limited supply, it does not actually generate a new supply of water. As such, although our proposed generation and delivery of recycled water is likely to help reduce the amount of groundwater that will be required to serve future customers, our ability to serve new customers will remain dependent on its ability to access groundwater. Groundwater is a limited resource in Arizona, and access to new uses of groundwater is closely regulated in the areas served by us. See “Risk Factors—Inadequate water and wastewater supplies could have a material adverse effect upon our ability to achieve the customer growth necessary to increase our revenues,” included in Part I, Item 1A of this Form 10-K, for additional information.
Nearly all of our service areas are located in “Active Management Areas,” areas within which the use of groundwater is regulated by the Arizona Department of Water Resources in order to manage ongoing problems with groundwater overdraft. The Phoenix, Prescott, and Tucson Active Management Areas are legally mandated to achieve “safe yield” by 2025 or sooner. However, we do not expect any of these Active Management Areas to achieve their safe yield goals. Safe yield requires groundwater pumping to not draw down the groundwater aquifers, or “over-draft,” as all pumping is offset or replaced within the Active Management Area from a renewable supply. The Pinal Active Management Area, which encompasses our major service areas near Maricopa, is managed to allow development of non-irrigation uses and to preserve existing agricultural economies in the Active Management Area for as long as feasible, consistent with the necessity to preserve future water supplies for non-irrigation uses.
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
In our West Valley service territory (Greater Tonopah), we expect to receive a Designation of Assured Water Supply in the near future for 10,428 acre-feet with the ability to access the reserved physical availability of an additional 38,100 acre-feet as population grows. Assuming implementation of our high-efficiency Total Water Management model throughout the service area, this could be a sufficient water supply for approximately 250,000 homes. There is no assurance that the Arizona Department of Water Resources would add any additional acre-feet to either Designation of Assured Water Supply in the future.
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
Employees
As of December 31, 2017, we employed 47 full-time individuals and no part-time employees. Currently, none of our employees participate in collective bargaining agreements, and we consider our employee relations to be good.
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
Regulatory and Legislative Factors
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
Our costs of complying with current and future governmental laws and regulations could adversely affect our business or results of operations. If we fail to comply with these laws, regulations, or permits, we could be fined or otherwise sanctioned by regulators and our operations could be curtailed or shut down. We may also be exposed to product liability or breach of contract claims by third parties resulting from our noncompliance. These laws and regulations are complex and change frequently, and these changes may cause us to incur costs in connection with the remediation of actions that were lawful when they were taken. Failure by us to observe the conditions and comply with the requirements of permits and other applicable laws and regulations could result in delays, additional costs, fines, and other adverse consequences up to and including inability to proceed with development in our service areas.
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

•
adversely changing tax, legal, or regulatory requirements, including employment, property ownership, or general business regulations; changing environmental requirements and the imposition of additional requirements and costs on our operations; and including but not limited to changes adopted in response to regulatory measures to address global climate change;

•	changes in the charges applied to raw water abstraction;

•	changes in rate making policies; or

•
restrictions relating to water use and supply, including restrictions on use, increased offsetting groundwater replenishment obligations, changes to the character of groundwater rights, and settlement of Native American claims.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.
Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other taxing authorities.
The 2017 Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law, which ultimately could impact our results of operations in the period issued.
The TCJA requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the TCJA and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the TCJA in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.
In addition, the ACC opened a docket to address the utility ratemaking implications of the TCJA. It is not clear what actions the ACC will ultimately take with regard to our regulated utilities. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition - ACC Tax Docket” in Part II, Item 7 of this Form 10-K for more information on the ACC docket that addresses the utility ratemaking implications of the TCJA.

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
Operational Factors
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
Our information technology systems and the information technology functions that are outsourced to the FATHOM™ business, which we previously owned, are an integral part of our business. For example, FATHOM™ systems allow us to read water meters remotely, identify high water usage, and identify water theft from disconnected meters. FATHOM™ systems also provide contracted services and back-office technologies and systems to bill our customers, provide customer service, manage certain financial records, and track assets and accounts receivable collections. A disruption of our information technology systems or the FATHOM™ systems could significantly limit our ability to manage and operate our business efficiently, which in turn could cause our business to suffer and cause our results of operations to be reduced.
Further, our information technology systems and the FATHOM™ systems are vulnerable to damage or interruption from:

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
Damages or interruptions to our information technology systems or the FATHOM™ systems may result in physical and electronic loss of customer or financial data, security breaches, misappropriation, and similar events. These issues could prevent us from issuing billings timely, which could impact revenue, or could negatively impact the efficient operations of the business, resulting in additional costs. The lack of redundancy for some of our IT systems or the FATHOM™ systems, including billing systems, could exacerbate the impact of any of the foregoing events.
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
Since our formation in 2003, we have grown rapidly, with our total revenues increasing from $4.9 million in 2004 to $31.2 million in 2017 and total service connections increasing from 8,113 as of December 31, 2004 to 39,618 as of December 31, 2017. We have also expanded geographically, from 18 square miles of service areas in 2004 to 336 square miles as of December 31, 2017. Our growth has been driven principally by acquisitions and by organic growth resulting from increased development and service connections within our existing service areas.
Although we may not be able to achieve similar growth, or grow at all, in future periods, we expect to continue to significantly expand our facilities, infrastructure, marketing, testing, management, and administrative operations, as well as our financial and accounting controls. This expansion has placed, and will continue to place, strain on our management and administrative, operational, technical, and financial infrastructure. If management is unable to manage growth effectively, the quality of our services, our ability to attract and retain key personnel, and our business or prospects could be harmed significantly.
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
Increased operating expenses associated with the expansion of our business may negatively impact our operating income.
Increased operating expenses associated with any expansion of our business may negatively impact our income as we, among other things:

•	seek to acquire new utilities and service areas;

•	expand geographically in and outside of Arizona;

•	make significant capital expenditures to support our ability to provide services in our existing service areas;

•	fund development costs for our system and technology; and

•	incur increased general and administrative expenses as we grow.
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
We rely on purchased electrical power to operate the wells and pumps that are needed in order to supply potable and recycled water to our customers. An extended interruption in power supply that we cannot remediate through the use of backup generators could adversely affect our ability to continue these operations. Electrical power, which represented approximately 6.4% of our total operating expenses in fiscal year 2017, is a significant and potentially volatile operating expense. Electrical power costs are beyond our control and can increase unpredictably in substantial amounts. Under these circumstances, our cash flows between our general rate case filings and our earnings may be adversely affected until the ACC has authorized a rate increase.
In addition, we require bulk supplies of chemicals for water and wastewater treatment, and if we were to suffer an interruption of supply that we cannot replace quickly, we might not be able to perform these functions adequately. Some chemicals are available from a single source or a limited number of sources. There is no assurance that these suppliers will continue to produce the chemicals in the quantities and quality and at the times they are needed. Moreover, the replacement of any of these suppliers could lead to significant delays and increase in our costs. Chemical costs represented approximately 1.7% of our total operating expenses in fiscal year 2017.
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
Market and Financial Factors
Our operations of regulated utilities are currently located exclusively in the state of Arizona, and more specifically approximately 98.8% of our active service connections are within a single municipality, which increases the impact of local conditions on our results of operations.
The customers of our regulated utilities are currently located exclusively in the state of Arizona and 98.8% of our active service connections are located in the City of Maricopa, Arizona. As a result, we cannot diversify or mitigate the risks presented by local regulatory, economic, political, demographic, and weather conditions in this area. An adverse change in any of these conditions would therefore affect our profitability, results of operations, liquidity, and cash flows more significantly than if our utilities also operated in other geographic areas.
Our existing indebtedness could affect our business adversely and limit our ability to plan for or respond to growth opportunities, and we may be unable to generate sufficient cash flow to satisfy our liquidity needs.
As of December 31, 2017, we had total indebtedness of $115.1 million. In addition, we may incur substantial additional indebtedness in the future. Our indebtedness could have important consequences, including:

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
If a developer has an ICFA, and/or once a developer has entered into a service agreement with our utility subsidiary and the property being developed has been included within a service area, we have the obligation to serve under the terms of those agreements and existing regulations. Although we have built substantial modern infrastructure within these utilities in areas where development is currently occurring, there is the potential that a developer may request service in another location within the service area. Extending/expanding the existing infrastructure to provide service may result in the need to make additional, currently unplanned, capital improvements and there is no guarantee that we may recover our costs timely. As a result, our return on our investment and cash flow stream could be adversely affected.
Foreclosure rates in our service areas, as well as other factors affecting real estate development, could affect the growth of our regulated customer base or result in a decline in our revenue.
A slowdown or severe downturn in the housing market could have an adverse effect on our operating results and financial condition.  During periods of economic distress, there may be an increase in home foreclosures and vacancies. For example, during the economic downturn beginning in 2008, our utilities experienced an increase in the number of vacant homes, reaching a peak of 4,020 vacant connections as of February 28, 2009, approximately 11.9% of our total connections at the time.  Accordingly, in the event of an economic downturn, we may experience a material reduction in revenues.  Although the U.S. economy and housing market continue to perform well, we cannot predict the overall trajectory of the market.  Our growth depends significantly on increased residential and commercial development in our service areas, and if developers or builders are unable to complete additional residential and commercial projects, our revenue may decline.
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
Water and wastewater utilities, including Palo Verde and Santa Cruz, have large customer bases and as a result are exposed to public criticism regarding, among other things, the reliability of their water and wastewater services, the quality of water provided, the timeliness and accuracy of bills that are provided for such services, and the quality of customer service. Adverse publicity and negative customer sentiment may render regulators and government officials less likely to view us in a favorable light, and may cause us to be susceptible to less favorable regulatory outcomes, as well as increased regulatory oversight, lower rates, and more stringent regulatory requirements. Unfavorable regulatory outcomes may include the enactment of more stringent laws and regulations governing our operations, as well as fines, penalties or other sanctions or requirements. The imposition of any of the foregoing could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
Our directors, executive officers, and stockholders holding more than 5% of our capital stock and their affiliates beneficially own, in the aggregate, approximately 59% of our outstanding common stock, including 49% held by our director, William S. Levine. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. There can be no assurance that their interests will not conflict with the interests of our other stockholders.
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
As a public company in the U.S., we incur significant legal, accounting, insurance, and other expenses, including costs associated with U.S. public company reporting requirements. The expenses incurred by U.S. public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action, and potentially civil litigation.
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
We have also filed a registration statement registering under the Securities Act of 1933, as amended (the “Securities Act”), the shares of our common stock reserved for issuance in respect of stock options and other incentive awards granted to our officers and certain of our employees. If these officers or employees cause a large number of securities to be sold in the public market, such sales could also reduce the trading price of our common stock and impede our ability to raise future capital.
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
We have to comply with Section 404(a) of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. Additionally, once we are no longer an emerging growth company, as defined by the JOBS Act, our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We may encounter problems or delays for any requested improvements and receiving a favorable attestation in connection with the attestation to be provided by our independent registered public accounting firm after we cease to be an emerging growth company. If our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls after we cease to be an emerging growth company, investors could lose confidence in our financial information and the price of our common stock could decline.

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
We currently intend to continue to pay a regular monthly dividend on our common stock of $0.023625 per share ($0.2835 per share annually), or an aggregate of approximately $5.6 million on an annual basis. However, our future dividend policy is subject to our compliance with applicable law, and depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock we may issue in the future, business prospects, and other factors that our board of directors may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that we will continue to pay a dividend in the future.
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
We could remain an emerging growth company through 2021 or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; and (iii) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table lists the properties that we own or lease:

Nature of Property	Location	Operated By	Owned or Leased
Corporate Offices	Phoenix, Arizona	Global Water Resources, Inc.	Leased
Wastewater Treatment Plant	Maricopa, Arizona	Global Water - Palo Verde Utilities Company, LLC	Owned
Global Water Center - Regional Office	Maricopa, Arizona	Global Water - Palo Verde Utilities Company, LLC	Owned
Wastewater Utility Plant	8 Lift Stations - Maricopa, Arizona	Global Water - Palo Verde Utilities Company, LLC	Owned
Water Utility Plant	16 Well Sites - Maricopa, Arizona	Global Water - Santa Cruz Water Company, LLC	Owned
Water Utility Plant	5 Water Distribution Sites - Maricopa, Arizona	Global Water - Santa Cruz Water Company, LLC	Owned
Water Utility Plant	9 sites - Western Maricopa County, Arizona	Water Utility of Greater Tonopah, LLC	Owned
Water Utility Plant	4 sites - Northern Maricopa County, Arizona	Water Utility of Northern Scottsdale, LLC	Owned
Water Utility Plant	Western Maricopa County, Arizona	Eagletail Water Company, L.C.	Owned
We believe that our existing properties are adequate to meet our current needs.
ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, we may, from time to time, be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. To our knowledge, we are not involved in any legal proceeding which is expected to have a material effect on us.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “GWRS”. Our common stock began trading on the NASDAQ on April 28, 2016. There was no public market for GWRS common stock prior to April 28, 2016.
The following table sets forth, for the quarterly periods indicated, the high and low sales price of our common stock as reported on NASDAQ from April 28, 2016 through December 31, 2017:

	Sales Price
	High	Low
Fiscal 2017:
1st Quarter	$9.28	$7.90
2nd Quarter	$9.96	$8.43
3rd Quarter	$10.00	$9.17
4th Quarter	$10.00	$9.00

Fiscal 2016:
1st Quarter	$—	$—
2nd Quarter (from April 28, 2016)	$8.97	$6.23
3rd Quarter	$9.18	$7.36
4th Quarter	$9.29	$7.56
Shareholders
As of March 3, 2018, there were approximately 7 shareholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.
Dividends
For the year ended December 31, 2017, we paid cash dividends to holders of our common stock totaling $5.4 million, which included: from January 2017 through May 2017, a monthly dividend of $0.0225 per share; from June 2017 through November 2017, a monthly dividend of $0.02306 per share; and a monthly dividend of $0.023625 per share for December 2017.
For the year ended December 31, 2016, we paid cash dividends to holders of our common stock totaling $5.0 million, which included: from January 2016 through April 2016, a monthly dividend of CAD$0.0283 per share; from May 2016 through June 2016, a monthly dividend of $0.02 per share; from July 2016 through November 2016, a monthly dividend of $0.022 per share; and a monthly dividend of $0.0225 per share for December 2016.
We currently intend to continue to pay a regular monthly dividend of $0.023625 per share ($0.2835 per share annually). However, our future dividend policy is subject to our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock we may issue in the future, business prospects, and other factors that our board of directors may deem relevant. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K for a discussion of provisions of our senior secured notes that limit the payment of dividends.

Performance Graph
The following graph compares the relative performance of our common stock, the S&P 500 Index, and our Peer Group Index. This graph covers the period from April 28, 2016 (the first day GWRS common stock began trading on the NASDAQ) through December 31, 2017. The graph assumes that $100 was invested on April 28, 2016 in the common stock of GWRS, the S&P 500 Index, and our Peer Group Index, and also assumes reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
* $100 invested on April 28, 2016 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
** Peer group includes American States Water Company, American Water Works, Aqua America, Inc., Artesian Resources Corp., California Water, Connecticut Water Service, Inc., Middlesex Water Company, and York Water Co.

	4/28/2016	6/30/2016	9/30/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017
Global Water Resources, Inc.	$100.00	$140.84	$128.26	$145.78	$139.44	$158.75	$151.12	$149.91
S&P 500 Index	$100.00	$101.11	$104.45	$107.85	$113.82	$116.75	$121.37	$128.80
Peer Group Index**	$100.00	$118.46	$106.04	$117.88	$118.74	$125.88	$130.86	$144.10
Issuer Purchases of Equity Securities
None.

ITEM 6.	SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 in this Form 10‑K. The table presents the consolidated statements of operations and cash flow data for the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheet data at December 31, 2017 and 2016, which are derived from our audited consolidated financial statements included elsewhere in this Form 10‑K. The table also presents the consolidated statements of operations and cash flow data for the year ended December 31, 2014 and the consolidated balance sheet data at December 31, 2015 and 2014, which were derived from our audited consolidated financial statements that are not included in this Form 10‑K.
As the condemnation of Valencia Water Company, Inc. (“Valencia”) was completed on July 14, 2015 and the sale of Willow Valley Water Company, Inc. (“Willow Valley”) was completed on May 9, 2016, the Company’s consolidated balance sheet, consolidated statements of operations, cash flow data, and operating metrics included Valencia and Willow Valley through the respective closing dates.
The following amounts are in thousands, except per share data and operating metrics:

	Year Ended December 31,
	2017	2016	2015	2014
Consolidated Balance Sheet Data:
ASSETS:
Net property, plant, and equipment	$213,459	$200,489	$194,152	$240,424
Current assets	$9,665	$24,740	$18,715	$12,293
Other assets	$15,444	$13,590	$22,875	$52,162
Total Assets	$238,568	$238,819	$235,742	$304,879
LIABILITIES:
Current liabilities	$8,976	$10,901	$10,663	$13,630
Long-term debt and capital leases	$114,363	$114,317	$102,417	$124,769
Noncurrent liabilities	$100,369	$98,612	$102,599	$138,800
Total Liabilities	$223,708	$223,830	$215,679	$277,199
SHAREHOLDERS' EQUITY	$14,860	$14,989	$20,063	$27,680
Total Liabilities and Shareholders' Equity	$238,568	$238,819	$235,742	$304,879

Consolidated Statements of Operations and Cash Flow Data:
Revenues	$31,208	$29,799	$31,956	$32,559
Operating expenses	$23,864	$23,987	$25,429	$(22,232)
Operating income	$7,344	$5,812	$6,527	$54,791
Total other income (expense)	$(3,394)	$(9,611)	$35,459	$(6,855)
Income (loss) before income taxes	$3,950	$(3,799)	$41,986	$47,936
Income tax benefit (expense)	$601	$1,287	$(20,623)	$16,995
Net income (loss)	$4,551	$(2,512)	$21,363	$64,931
Earnings (loss) per common share:
Basic	$0.23	$(0.13)	$1.17	$3.54
Diluted	$0.23	$(0.13)	$1.17	$3.54
Net cash provided by operating activities	$11,156	$1,895	$4,245	$11,646
Cash dividends paid	$5,399	$5,036	$27,607	$3,454
Dividends declared per common share	$0.28	$0.26	$1.43	$0.20
Capital expenditures	$20,885	$8,588	$3,355	$1,655

Operating Metrics:
Active water connections	19,851	19,013	19,964	26,188
Active wastewater connections	19,146	18,374	17,820	17,380

The balance sheets as of December 31, 2015 and 2014 have been adjusted to reflect the impact of ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which required debt issuance costs be presented as a direct deduction from the carrying amount of the associated debt liability.  As such, debt issuance costs of $2.2 million and $2.7 million have been reclassified from other assets to noncurrent liabilities for the years ended December 31, 2015 and 2014, respectively.
The balance sheet as of December 31, 2016 and the income statement for the year ended December 31, 2016 have been adjusted to reflect an immaterial correction of an error. See Footnote 1 - Description of Business, Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements, included in Part II, Item 8 of this Form 10-K, for additional information.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K.
Basis of Presentation
The financial statements of Global Water Resources, Inc. have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("U.S. GAAP") and, except where otherwise indicated, are presented in U.S. dollars and references to “$”, “US$”, and “dollars” are to U.S. dollars.
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
Business Outlook
2016 and 2017 continued the trend of positive growth in new connections and re-establishing service on existing previously vacant homes. According to the 2010 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) had a population of 4.2 million and is the 14th largest MSA in the U.S., an increase of 29% over the 3.3 million people reported in the 2000 Census. Metropolitan Phoenix continues to grow due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that Phoenix Metro will have a population of 4.9 million people by 2020 and 6.8 million by 2040. During the twelve months ended December 31, 2017, Arizona’s employment rate improved by 1.7%, ranking the state in the top 14 nationally for job growth.
Also, according to the W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus Panel, most sectors of real estate are expected to experience improved occupancy and growth. For Maricopa County and Pinal County combined, the W.P. Carey School of Business, using U.S. Census data, reported that single family housing permits were approximately 18,456 units for 2016.
For 2017, single family dwelling permits were up 12% to 19,863 permits in Maricopa and Pinal Counties combined according to the Home Builders Association of Central Arizona. The forecasts by the Greater Phoenix Blue Chip Real Estate Consensus Panel for 2018 and 2019 remain positive at approximately 24,000 and 27,000 single family dwelling permits, respectively. From there, we believe growth in the region could steadily return towards its normal historical rate of greater than 30,000 single family dwelling permits.
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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, increased 1,592 connections, or 4.2%, from a total of 38,026 as of December 31, 2016 to 39,618 as of December 31, 2017. This increase is due primarily to the positive growth in new connections.
As of December 31, 2017, we have 38,997 active service connections compared to 37,387 active service connections as of December 31, 2016, an increase of 1,610, or 4.3%. As with the increase in total service connections, the increase is due primarily to the growth in new connections. Approximately 98.8% of the 38,997 active service connections are serviced by our Global Water - Santa Cruz Water Company, LLC (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, LLC (“Palo Verde”) utilities as of December 31, 2017.
The graph below presents the historical change in active and total connections for our ongoing operations, adjusting for the July 2015 condemnation of the assets and operations of Valencia Water Company ("Valencia") and the May 2016 sale of Willow Valley.

During the economic downturn beginning in 2008, our utilities experienced an increase in the number of vacant homes, reaching a peak of 4,020 vacant connections as of February 28, 2009, approximately 11.2% of our total connections at the time; however, the negative trend began to reverse thereafter with the number of vacant homes decreasing to 621 or 1.6% of total connections as of December 31, 2017.

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
We are required to file rate cases with the ACC to obtain approval for a change in rates. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. In normal conditions, it would not be uncommon to see us file for a rate increase every three years based on year one being the test year, year two being the rate case filing year, and year three being the rate case award year. However, based on our settlement with the ACC and extended new rate phase-in period, we will not be initiating the next rate case on this timeline. Moving forward, we will continue to analyze all factors that drive the requirement for increased revenue, including our rate of investment and recurring expenses, and determine the appropriate test year for a future rate case. See “—Recent Rate Case Activity” for additional information.
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
 We have made significant capital investments in our territories within the last fourteen years, and because the infrastructure is new, we do not expect comparable capital investments to be required in the near term, either for growth or to maintain the existing infrastructure. Nevertheless, we have an established capital improvement plan to make targeted capital investments to repair and replace existing infrastructure as needed, address operating redundancy requirements, and improve our overall financial performance, by lowering expenses and increasing revenue. Additionally, to reduce our deferred tax liability of approximately $19.4 million resulting from the gain on the condemnation of the operations and assets of Valencia, we have identified certain currently planned investments within our capital improvement plan that we determined will qualify under the Internal Revenue Code §1033 re-investment criteria pursuant to a favorable Private Letter Ruling with the Internal Revenue Service. See “—Recent Events—Private Letter Ruling” for additional information.

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

Recent Rate Case Activity
On July 9, 2012, we filed rate applications with the ACC to adjust the revenue requirements for seven utilities. In August 2013, we entered into a settlement agreement with the ACC staff, the Residential Utility Consumers Office, the City of Maricopa, and other parties to the rate case. The settlement required approval by the ACC before it could take effect. In February 2014, the rate case proceedings were completed and the ACC issued Rate Decision No. 74364, approving the settlement agreement. The collective rate increase included a 9.5% return on common equity which contributed to a 15% increase over revenue in 2011.

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
In addition to ICFAs, we have various line extension agreements with developers and builders, whereby funds, water line extensions or wastewater line extensions are provided to us by the developers and are considered refundable advances for construction. These AIACs are subject to refund by us to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility services constructed under the agreement over a specified period. Upon the expiration of the agreements’ refunding period, the remaining balance of the AIAC becomes nonrefundable and at that time is considered CIAC. CIAC are amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, a utility plant funded by AIAC and CIAC is excluded from rate base. The taxability of AIAC and CIAC was changed with the enactment of the TCJA. Previously, the majority of AIAC and CIAC that we collected were not taxable. However, with the enactment of the TCJA, they will be taxable going forward. The scope, timing and effect of the regulatory treatment of AIAC and CIAC under the TCJA are not known at this time.
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
Sale of Loop 303 Contracts
In September 2013, we entered into an agreement to sell certain wastewater facilities main extension agreements and offsite water management agreements for the contemplated Loop 303 service area, along with their related rights and obligations (which we refer to collectively as the “Loop 303 Contracts”), relating to the 7,000-acre territory within a portion of the western planning area of the City of Glendale, Arizona known as the “Loop 303 Corridor.” Pursuant to the agreement, we sold the Loop 303 Contracts to EPCOR for total proceeds of approximately $4.1 million ($3.1 million of which has been received as of December 31, 2017), which will be paid to us over a multi-year period. Receipt of the remaining proceeds will occur and be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners of the Loop 303 Corridor. As part of the consideration, we agreed to complete certain engineering work required in the offsite water management agreements, which we completed in 2013, thereby satisfying our remaining obligations relating to the Loop 303 Contracts. In April 2015, we received proceeds of approximately $296,000 related to the sale of the Loop 303 Contracts. As of December 31, 2017, proceeds of $1.0 million remain outstanding, and when received will be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners.
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
Pursuant to Internal Revenue Code §1033, the Company would have been able to defer the gain on condemnation through the end of 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018, which the IRS approved on August 8, 2017. Following the approval of the extension, the Company has slightly modified the timing of certain planned investments within its capital improvement plan in accordance with Internal Revenue Code §1033. Accordingly, the Company substantially completed these investments in 2017, with the remaining improvements to be completed in early 2018. As a result of the Private Letter Ruling, the Company increased capital expenditures in 2017 as compared to recent years, and expects corresponding reductions to occur in 2018, 2019, and beyond. As of December 31, 2017, our deferred tax liability relating to the condemnation was approximately $7.2 million.
Acquisition of Eagletail Water Company
On May 15, 2017, the Company acquired Eagletail Water Company ("Eagletail") for approximately $80,000. At the time of acquisition, Eagletail, a small water utility located west of metropolitan Phoenix, added approximately 55 active water connections and eight square miles of approved service area to Global Water’s existing regional service footprint.
ACC Tax Docket
On December 20, 2017, the ACC opened a docket to address the utility ratemaking implication of the Federal Tax Cut and Jobs Act (the “TCJA”).  Numerous companies, including GWRI’s regulated utilities, filed comments on or before January 22, 2018.  The ACC subsequently held a workshop regarding the tax issue on January 31, 2018, and then discussed and approved an order on February 6, 2018.  The order requires all utilities in Arizona to “apply regulatory accounting treatment which, includes the use of regulatory assets and regulatory liabilities, to address all impacts from the enactment of the TCJA.” The order also orders specified utilities on “Attachment A” to make one of the following three types of filings by April 7, 2018, “1) file an application for a tax expense adjustor mechanism, 2) file an intent to file a rate case within 90 days, or 3) any such other application to address rate making implications of the TCJA”.  All of our currently operating regulated utilities are listed on Attachment A (with the exception of Eagletail).  We are evaluating our options regarding our April 7 filing.  The proposals we make on or before April 7 will then be reviewed by the ACC and the ACC will issue an order approving, modifying, or rejecting the proposals.  It is not clear what actions the ACC will ultimately take with regard to our regulated utilities.
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
Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	For the Year Ended December 31,
	2017	2016
Revenues	$31,208	$29,799
Operating expenses	23,864	23,987
Operating income	7,344	5,812
Total other expense	(3,394)	(9,611)
Income (loss) before income taxes	3,950	(3,799)
Income tax (expense) benefit	601	1,287
Net income (loss)	$4,551	$(2,512)

Basic earnings (losses) per common share	$0.23	$(0.13)
Diluted earnings (losses) per common share	$0.23	$(0.13)
Revenues – The following table summarizes our revenues for the years ended December 31, 2017 and 2016 (in thousands).

	For the Year Ended December 31,
	2017	2016
Water services	$14,367	$13,978
Wastewater and recycled water services	16,765	15,740
Unregulated revenues	76	81
Total revenues	$31,208	$29,799

Total revenues increased $1.4 million, or 4.7%, for the year ended December 31, 2017 compared with the year ended December 31, 2016. The operations of Willow Valley contributed revenue of $306,000 for the year ended December 31, 2016 compared to no revenue for the year ended December 31, 2017. The revenue for the remaining operating utilities increased $1.7 million, or 5.8%, to $31.2 million for the year ended December 31, 2017 compared to $29.5 million for the year ended December 31, 2016.

The increase in revenue for the remaining operating utilities reflects the increase in rates related to Rate Decision No. 74364 in February 2014 combined with a 4.3% increase in active service connections, coupled with an increase in consumption during the year ended December 31, 2017 compared to the year ended December 31, 2016.
Water Services – Water services revenue increased $389,000, or 2.8%, to $14.4 million for the year ended December 31, 2017 compared to $14.0 million for the year ended December 31, 2016. The operations of Willow Valley contributed $306,000 for the year ended December 31, 2016 compared to no revenue for the year ended December 31, 2017. The water services revenue for the remaining operating utilities increased $695,000, or 5.1%, for the year ended December 31, 2017 compared to the year ended December 31, 2016.
Water services revenue based on consumption increased $136,000, or 2.2%, to $6.4 million for the year ended December 31, 2017 compared to $6.2 million for the year ended December 31, 2016. The operations of Willow Valley contributed $67,000 for the year ended December 31, 2016 compared to no revenue for the year ended December 31, 2017. Consumption revenue for the remaining operating utilities increased $203,000, or 3.3%, to $6.4 million for the year ended December 31, 2017 compared to $6.2 million for the year ended December 31, 2016. The increase in consumption revenue for the remaining utilities is primarily driven by an increase in consumption combined with an increase in rates for the year ended December 31, 2017 compared to the year ended December 31, 2016.
Active water connections increased 4.4% to 19,851 as of December 31, 2017 from 19,013 as of December 31, 2016 primarily due to the positive growth in new connections.
Water consumption increased 3.3% to 2.3 billion gallons for the year ended December 31, 2017, compared to 2.2 billion gallons for the year ended December 31, 2016. However, adjusting for the sale of Willow Valley, which operations accounted for 17 million gallons of consumption for the year ended December 31, 2016, water consumption for the remaining operating utilities increased 4.1% to 2.3 billion gallons. The increase in consumption at the remaining operating utilities is primarily attributed to an increase in irrigation, residential, and golf course consumption, which was partially offset by a decrease in commercial consumption for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in irrigation and residential consumption is driven by an increase in active connections combined with an increase in average temperature.
Water services revenue, excluding miscellaneous charges associated with the basic service charge, increased $112,000, or 1.5%, to $7.6 million for the year ended December 31, 2017 compared to $7.5 million for the year ended December 31, 2016. The operations of Willow Valley contributed revenue of $235,000, for the year ended December 31, 2016 compared to no revenue for the year ended December 31, 2017. The remaining utilities' basic water services revenue increased $347,000, or 4.8%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase resulted from an increase in active service connections for the remaining operating utilities, combined with an increase in rates related to Rate Decision No. 74364.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $1.0 million, or 6.5%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in wastewater and recycled water services revenue is primarily driven by a $902,000 increase in wastewater services revenue combined with a $123,000 increase in recycled water services revenue for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in wastewater services revenue reflects the increase in rates related to Rate Decision No. 74364, as well as the increase in active wastewater connections, which increased 4.2% to 19,146 as of December 31, 2017 from 18,374 as of December 31, 2016.
Recycled water services revenue, which is based on the number of gallons delivered, increased $123,000, or 17.7%, to $816,000 for the year ended December 31, 2017 compared to $693,000 for the year ended December 31, 2016. The increase in recycled water services revenue is primarily related to the increase in recycled water consumption coupled with an increase in recycled water rates. The volume of recycled water delivered increased 63 million gallons, or 9.9%, to 699 million gallons for the year ended December 31, 2017 compared to 635 million gallons for the year ended December 31, 2016. Recycled water rates increased 11.5% per Rate Decision No. 74364 compared to 2016.
Operating Expenses – The following table summarizes our operating expenses for the years ended December 31, 2017 and 2016 (in thousands):

	For the Year Ended December 31,
	2017	2016
Operations and maintenance	$6,087	$6,188
Operations and maintenance - related party	1,462	1,853
General and administrative	9,407	9,667
Depreciation	6,908	6,279
Total operating expenses	$23,864	$23,987

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax, decreased $101,000, or 1.6%, for the year ended December 31, 2017 compared to the year ended December 31, 2016.
Property tax expense increased $162,000, or 8.9%, to $2.0 million for the year ended December 31, 2017 compared to $1.8 million for the year ended December 31, 2016. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues. As revenues increase, we expect property taxes to also increase.
Chemical and supply expenses decreased $143,000, or 26.4%, to $398,000 for the year ended December 31, 2017 compared to $541,000 the year ended December 31, 2016. The decrease is primarily driven by a reduction in chemical utilization for the year ended December 31, 2017 compared to the year ended December 31, 2016, as additional chemicals were required in 2016 to ensure optimal operation of the wastewater facility in readiness for the inception of the Palo Verde wastewater recycling facility expansion project, which is underway.
Repairs and maintenance expense decreased $66,000, or 26.2%, to $186,000 for the year ended December 31, 2017 compared to $252,000 for the year ended December 31, 2016. The decrease in repair and maintenance expense is primarily attributed to work performed as part of the accelerated capital expenditure plan. See "– Recent Events – Private Letter Ruling" for additional information. The addition of assets added through the plan has reduced the repair and maintenance requirements.
Total personnel expenses decreased $40,000, or 2.3%, to $1.7 million for the year ended December 31, 2017 compared to $1.7 million for the year ended December 31, 2016, primarily due to a decrease in personnel related to the sale of Willow Valley, which operations represented $60,000 of personnel expense for the year ended December 31, 2016 compared to zero expense for the year ended December 31, 2017. Total personnel costs for the remaining operating utilities increased $20,000, or 1.2%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in personnel expenses for the remaining utilities was primarily driven by an increase in medical insurance expense, which increased $21,000 for the year ended December 31, 2017 compared to the year ended December 31, 2016.
Operations and Maintenance – Related Party – Operations and maintenance related party expenses are for service fees paid to FATHOM™ with respect to billing, customer service, and other support provided to our regulated utilities. Service fees paid to FATHOM™ decreased $391,000, or 21.1%, to $1.5 million for the year ended December 31, 2017 compared to $1.9 million for the year ended December 31, 2016. FATHOM™ service fees partially decreased as a result of the sale of Willow Valley, which operations represented $60,000 of such expenses for the year ended December 31, 2016 compared to zero expense for the year ended December 31, 2017. FATHOM™ service fees for the remaining operating utilities decreased $331,000, or 18.5%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease in service fees for the remaining operating utilities was driven by the renegotiation of the FATHOM™ service contract in November 2016, wherein the monthly rate per water connection decreased $1.55, or 19.9%, from $7.79 per month to $6.24 per month beginning in January 2017.
General and Administrative – General and administrative costs include the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs decreased $260,000, or 2.7%, for the year ended December 31, 2017 compared to the year ended December 31, 2016.
Deferred compensation expense decreased $477,000, or 26.5%, to $1.3 million for the year ended December 31, 2017 compared to $1.8 million for the year ended December 31, 2016. The decrease was primarily related to the lower increase in the carrying value of our equity awards due to the change in stock price, which increased $0.26 for the year ended December 31, 2017 compared to an increase of $3.60 for the year ended December 31, 2016. The effect of the change in carrying value was partially offset by the vesting of the 2017 stock option grant for the year ended December 31, 2017.
Board compensation expense decreased $112,000, or 12.9%, to $754,000 for the year ended December 31, 2017 compared to $866,000 for the year ended December 31, 2016. The decrease is related to the unrealized gains on the deferred phantom units

("DPUs"), due to a lower increase in stock price for the year ended December 31, 2017 compared to the year ended December 31, 2016. This decrease was partially offset by increases in stock option expense associated with the 2016 option grant.
Personnel related costs increased $109,000, or 3.9%, to $2.9 million for the year ended December 31, 2017 compared to $2.8 million for the year ended December 31, 2016. The increase was driven by an increase in salaries coupled with an increase in medical expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in salaries expense was primarily related to personnel changes due to becoming a U.S. public company.
Public company expenses increased $132,000, or 163.0%, to $213,000 for the year ended December 31, 2017 compared to $81,000 for the year ended December 31, 2016 due to becoming a U.S. public company in May 2016, with the year ended December 31, 2017 containing a full 12 months of expenses compared to eight months in 2016. Public company expenses were historically recorded at GWRC. Public company expenses primarily consist of listing fees, filing fees, and transfer agent expenses.
Franchise taxes increased $82,000, or 68.9%, to $200,000 for the year ended December 31, 2017 compared to $118,000 for the year ended December 31, 2016. The increase in franchise taxes is associated with GWRI (a Delaware corporation) becoming a U.S. public company which requires that we pay $200,000 in Delaware franchise tax each year, of which a pro rata amount of eight months was paid in 2016, compared to a full year in 2017.
Other Expense – Other expense totaled $3.4 million for the year ended December 31, 2017 compared to other expense of $9.6 million for the year ended December 31, 2016. The decrease of $6.2 million in other expense was primarily driven by a $6.7 million decrease in interest expense, associated with the June 2016 debt refinancing, combined with a $219,000 change in Other – related party income, associated with our investment in FATHOMTM, which were partially offset by a decrease in other income of $744,000, primarily related to the gain on the settlement of the Sonoran purchase liability recognized in the year ended December 31, 2016.
Interest expense decreased $6.7 million, or 56.8%, to $5.1 million for the year ended December 31, 2017 compared to $11.9 million for the year ended December 31, 2016. Interest expense decreased due to the June 2016 debt refinancing. As part of the refinancing, we paid $3.2 million in prepayment penalties and wrote off the remaining $2.2 million in capitalized loan fees related to the retired bonds during the year ended December 31, 2016. Additionally, interest expense was further reduced by approximately $865,000 due to reduced interest rates on the new notes.
Other – related party income increased $219,000 to income of $234,000 for the year ended December 31, 2017 compared to income of $15,000 for the year ended December 31, 2016. Other related party income includes royalty income based upon a percentage of certain FATHOM™ recurring revenue combined with the equity method gains and losses associated with our equity method investment in FATHOM™. The change in other related party income was primarily driven by a $243,000 gain from the revaluation of our ownership interest in FATHOM™ in connection with FATHOM™’s financing transaction in March 2017 (See Note 5 – “Equity Method Investment” to the condensed consolidated financial statements in Part II, Item 8 of this report) combined with a reduction of our share of FATHOM™ operating losses for the year ended December 31, 2017 compared to December 31, 2016.
Other income decreased $744,000 to $1.5 million for the year ended December 31, 2017 compared to $2.2 million for the year ended December 31, 2016. The decrease in other income is primarily related to the $954,000 gain on the settlement of the Sonoran purchase liability recognized in the year ended December 31, 2016. Partially offsetting the decrease was an increase in the Valencia earnout of $240,000 to $1.4 million for the year ended December 31, 2017 compared to $1.2 million for the year ended December 31, 2016. The Valencia earnout consists of $3,000 for each new water meter installed within Valencia’s prior service areas. This increase was primarily driven by accelerated growth in our former service territory. Other income was also affected by a $54,000 loss we recorded for the sale of Willow Valley for the year ended December 31, 2016.
Income Tax (Expense) Benefit – Income tax benefit of $0.6 million was recorded for the year ended December 31, 2017 compared to an income tax benefit of $1.3 million for the year ended December 31, 2016. The income tax benefit recorded is primarily related to the recording of the impacts of the TCJA, partially offset by the expense incurred due to pre-tax net income for the year ended December 31, 2017.
Net Income (Loss) – Our net income totaled $4.6 million for the year ended December 31, 2017 compared to a net loss of $2.5 million for the year ended December 31, 2016. The $7.1 million increase for the year ended December 31, 2017 compared to the year ended December 31, 2016 is primarily attributed to the $6.7 million reduction of interest expense, a $1.5 million operating income increase, a $240,000 increase in the Valencia earnout, a $204,000 change of our equity method investment, and a $0.7 million change in income taxes. Additionally, net income for the year ended December 31, 2016 included a $954,000 gain on the settlement of the Sonoran purchase liability.

Comparison of Results of Operations for the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015 (in thousands):

	For the Year Ended December 31,
	2016	2015
Revenues	$29,799	$31,956
Operating expenses	23,987	25,429
Operating income	5,812	6,527
Total other expense	(9,611)	35,459
Income (loss) before income taxes	(3,799)	41,986
Income tax (expense) benefit	1,287	(20,623)
Net income (loss)	$(2,512)	$21,363

Basic earnings (losses) per common share	$(0.13)	$1.17
Diluted earnings (losses) per common share	$(0.13)	$1.17
Revenues – The following table summarizes our revenues for the years ended December 31, 2016 and 2015 (in thousands).

	For the Year Ended December 31,
	2016	2015
Water services	$13,978	$16,320
Wastewater and recycled water services	15,740	15,020
Unregulated revenues	81	616
Total revenues	$29,799	$31,956

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
Water Services – Water services revenues decreased $2.3 million, or 14.4%, to $14.0 million for the year ended December 31, 2016 compared to $16.3 million for the year ended December 31, 2015. The decrease is primarily due to the condemnation of the operations and assets of Valencia and the sale of Willow Valley, which contributed $4.0 million for the year ended December 31, 2015 and $306,000 for the year ended December 31, 2016. The decrease in water services revenue was partially offset by an increase in water services revenue for the remaining operating utilities of $1.4 million, or 11.4%, for the year ended December 31, 2016 compared to the year ended December 31, 2015.

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
Operating Expenses – The following table summarizes our operating expenses for the years ended December 31, 2016 and 2015 (in thousands):

	For the Year Ended December 31,
	2016	2015
Operations and maintenance	$6,188	$7,080
Operations and maintenance - related party	1,853	2,179
General and administrative	9,667	7,957
Depreciation	6,279	8,213
Total operating expenses	$23,987	$25,429

Operations and Maintenance – Operations and maintenance costs decreased $892,000, or 12.6%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in operations and maintenance costs was primarily driven by the condemnation of the assets and operations of Valencia and the sale of Willow Valley.
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
Deferred compensation costs increased $1.1 million, or 158.7% for the year ended December 31, 2016 compared to the year ended December 31, 2015. Deferred compensation increased as a result of the change in our stock price, which increased $3.60 for the year ended December 31, 2016 compared to a U.S. Dollar adjusted stock price increase of $0.97 for the year ended December 31, 2015, combined with the continued vesting of outstanding phantom stock units ("PSUs") and stock appreciation rights ("SARs"). PSUs and SARs derive their value from the value of one outstanding share of stock. Deferred compensation is recorded upon the vesting of these awards. Outstanding vested units are revalued periodically based upon the change in unit price as derived from the change in stock price.
City of Maricopa memorandum of understanding fees increased $316,000 or 57.8%, to $863,000 for the year ended December 31, 2016 compared to $547,000 for the year ended December 31, 2015. Previously, we agreed to offset the cash payments associated with the license fees through December 31, 2015 with miscellaneous utility related services provided by us to the City of Maricopa. Beginning in January 2016, we began paying the City of Maricopa for the license fees calculated at 3% of revenues of Palo Verde and Santa Cruz. City of Maricopa memorandum of understanding fees for the year ended December 31, 2015 did not change significantly when compared to the year ended December 31, 2014.
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

Board compensation costs increased $1.0 million, or 259.2% for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in board compensation is primarily related to $649,000 in stock option expense associated with the 2016 option grant for the year ended December 31, 2016 compared to zero for the year ended December 31, 2015.  Additionally, board compensation expense increased as a result of the change in stock price, which increased $3.60 for the year ended December 31, 2016 compared to the U.S. Dollar adjusted increase of $0.97 for the year ended December 31, 2015, combined with an increase in the number of deferred phantom units DPUs outstanding as of December 31, 2016 compared to December 31, 2015.
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
Other income increased to $2.2 million for the year ended December 31, 2016 compared to income of $767,000 for the year ended December 31, 2015. The increase in other income was primarily attributed to a $954,000 gain on the settlement of the Sonoran purchase liability. The Sonoran liability was originally due in June 2018, however, by accelerating the payoff of the liability, we were able to reduce the original liability of $3.8 million to $2.8 million. Additionally, other income includes approximately $1.2 million related to the Valencia earn out for the year ended December 31, 2016 compared to $624,000 for the year ended December 31, 2015, wherein we receive $3,000 for each new meter installed in the Valencia service area. These gains were partially offset by a $54,000 loss on sale of Willow Valley in May of 2016 combined with a reduction in other income related to the 2015 gain of $296,000 on proceeds received in relation to the sale of Loop 303 Contracts.
Income Tax (Expense) Benefit – An income tax benefit of $1.5 million was recorded for the year ended December 31, 2016 compared to income tax expense of $20.6 million for the year ended December 31, 2015. The income tax benefit is related to our current period losses.
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

Outstanding Share Data
As of March 9, 2018, there were 19,631,266 shares of our common stock outstanding and options to acquire an additional 740,000 shares of our common stock outstanding.

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
As of December 31, 2017, we have no notable near-term cash expenditure or debt obligations. While specific facts and circumstances could change, we believe that we have sufficient cash on hand and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan as well as remain in compliance with our debt covenants for at least the next twelve months.
In March 2014, we initiated a dividend program to declare and pay a monthly dividend. On November 9, 2017, we announced a monthly dividend increase from $0.02306 per share ($0.27672 per share annually) to $0.023625 per share ($0.2835 per share annually). Although we expect monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of our board of directors and is subject to legal requirements and debt service ratio covenant requirements (see “—Senior Secured notes").
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
For the year ended December 31, 2017, our net cash provided by operating activities totaled $11.2 million compared to $1.9 million for the year ended December 31, 2016. The $9.3 million change in cash from operating activities is primarily driven by the increase in operating income for the year ended December 31, 2017 compared to the year ended December 31, 2016 coupled with a decrease in interest expense due to the June 2016 debt refinancing, decrease in payments made relating to accounts payable and other current liabilities, and increase in deferred income tax expense.
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
Cash Used In Investing Activities
Our net cash used in investing activities totaled $21.0 million for the year ended December 31, 2017 compared to $6.2 million for the year ended December 31, 2016. The $14.8 million change in cash used in investing activities was primarily driven by an increase in capital expenditures of $12.3 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. In addition, cash provided by investing activities for the year ended December 31, 2016 included $2.3 million in cash proceeds from the sale of Willow Valley.
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
Cash Used In Financing Activities
Our net cash used in financing activities totaled $5.4 million for the year ended December 31, 2017, a $18.7 million change as compared to the $13.3 million in cash provided by financing activities for the year ended December 31, 2016. This change was primarily driven by the refinancing of tax exempt bonds in 2016, wherein we repaid $106.7 million in tax exempt bonds with $115.0 million in proceeds from our two series of senior secured notes, combined with the release of $8.8 million in bond reserves associated with the refinancing.  Additionally, we generated $5.6 million in net proceeds from our U.S. IPO. Proceeds for the year ended December 31, 2016 were partially offset by the $2.8 million payment to settle our Sonoran acquisition liability.
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
Senior Secured Notes
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
The senior secured notes require the Company maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of December 31, 2017, the Company was in compliance with its financial debt covenants.
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

Income Taxes
Estimation of income taxes includes an evaluation of the recoverability of deferred tax assets based on an assessment of the Company’s ability to utilize the underlying future tax deductions against future taxable income before they expire. The Company’s assessment is based upon existing tax laws and estimates of future taxable income. If the assessment of the Company’s ability to utilize the underlying future tax deductions changes, the Company would be required to recognize fewer of the tax deductions as assets, which would increase the income tax expense in the period in which the determination is made. Additionally, an evaluation of the recoverability of deferred tax gains is based on an assessment of the Company's ability to fully utilize the deferred tax gain before its expires. The Company's assessment is based upon the ability to acquire qualifying properties. If the assessment of the Company's ability to fully utilize the deferred tax gain changes, the Company would be required to recognize income tax expense in the period in which the deferred tax gain expires.
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
The Company historically accounted for stock appreciation rights (“SARs”) as liability compensatory awards under ASC 710, Compensation – General, valued using the intrinsic value method, as permitted by ASC 718, Compensation – Stock Compensation (“ASC 718”), for nonpublic entities. Upon becoming a public company, as defined in ASC 718, in the second quarter of 2016, the Company was required to change its methodology for valuing the SARs. While the SARs will continue to be remeasured at each quarterly reporting date, the SARs are required to be accounted for prospectively at fair value using a fair value pricing model, such as Black-Scholes. The Company recorded the impact of the change in valuation methods as a cumulative effect of a change in accounting principle, as permitted by ASC 250, Accounting Changes and Error Corrections. The effect of the change increased the SAR liability by $103,000 which was the difference in compensation cost measured using the intrinsic value method and the fair value method. An offsetting change to accumulated deficit in the consolidated balance sheet was recorded with the revaluation, net of $38,000 in taxes. Any future changes in fair value will be recorded as compensation expense in the consolidated statement of operations.
Off Balance Sheet Arrangements
As of December 31, 2017 and 2016, we did not have any off-balance sheet arrangements.

Contractual Obligations
The following table summarizes our contractual cash obligations as of December 31, 2017 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt obligations	$115,064	$8	$18	$5,757	$109,281
Interest on long-term debt (2)	67,217	5,212	10,422	10,288	41,295
Operating lease obligations	225	124	60	41	—
FATHOM™ purchase obligations(3)	717	717	—	—	—
Total (1)	$183,223	$6,061	$10,500	$16,086	$150,576

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

(3)
The Company entered into an agreement with FATHOM™ to replace a majority of its meter infrastructure in 2017, this project was completed in 2017, the final amount to be paid is reflective of finalizing contractual terms of the agreement. See Note 7 – “Transactions with Related Parties” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.

Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices, and interest rates. The Company uses fixed-rate long-term debt to reduce the risk from interest rate fluctuations. Although the Company’s long-term debt is based on fixed rates, changes in interest rates could impact the fair market value of the Company’s long-term debt.  As of December 31, 2017, the fair market value of the Company’s long-term debt was $115.7 million.  For additional information about the Company’s long-term debt, see Note 9 – “Debt” of the Notes to the Condensed Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Global Water Resources, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Global Water Resources, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 9, 2018

We have served as the Company's auditor since 2003.

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	289,051	273,366
Less accumulated depreciation	(75,592)	(72,877)
Net property, plant and equipment	213,459	200,489
CURRENT ASSETS:
Cash and cash equivalents	5,248	20,498
Accounts receivable — net	1,528	1,471
Due from affiliates	430	333
Accrued revenue	1,759	1,619
Prepaid expenses and other current assets	700	819
Total current assets	9,665	24,740
OTHER ASSETS:
Intangible assets — net	12,772	12,772
Regulatory asset	1,871	110
Bond service fund and other restricted cash	436	228
Equity method investment	345	480
Other noncurrent assets	20	—
Total other assets	15,444	13,590
TOTAL ASSETS	238,568	238,819
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	321	1,791
Accrued expenses	7,252	7,602
Deferred revenue	—	1
Customer and meter deposits	1,395	1,482
Long-term debt and capital leases — current portion	8	25
Total current liabilities	8,976	10,901
NONCURRENT LIABILITIES:
Long-term debt and capital leases	114,363	114,317
Deferred regulatory gain - ICFA	19,746	19,740
Regulatory liability	8,463	7,859
Advances in aid of construction	62,725	61,996
Contributions in aid of construction — net	4,425	4,585
Deferred income tax liabilities, net	3,114	2,585
Acquisition liability	934	934
Other noncurrent liabilities	962	913
Total noncurrent liabilities	214,732	212,929
Total liabilities	223,708	223,830
Commitments and contingencies (see Note 13)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 19,631,266 and 19,581,266 shares issued as of December 31, 2017 and December 31, 2016, respectively	196	196
Paid in capital	14,288	18,968
Retained earnings/(accumulated deficit)	376	(4,175)
Total shareholders' equity	14,860	14,989
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	238,568	238,819

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
REVENUES:
Water services	$14,367	$13,978	$16,320
Wastewater and recycled water services	16,765	15,740	15,020
Unregulated revenues	76	81	616
Total revenues	31,208	29,799	31,956

OPERATING EXPENSES:
Operations and maintenance	6,087	6,188	7,080
Operations and maintenance - related party	1,462	1,853	2,179
General and administrative	9,407	9,667	7,957
Depreciation	6,908	6,279	8,213
Total operating expenses	23,864	23,987	25,429
OPERATING INCOME	7,344	5,812	6,527

OTHER INCOME (EXPENSE):
Interest income	19	18	11
Interest expense	(5,125)	(11,866)	(8,299)
Gain on condemnation of Valencia	—	—	42,983
Other	1,478	2,222	767
Other - related party	234	15	(3)
Total other income (expense)	(3,394)	(9,611)	35,459

INCOME (LOSS) BEFORE INCOME TAXES	3,950	(3,799)	41,986
INCOME TAX BENEFIT (EXPENSE)	601	1,287	(20,623)
NET INCOME (LOSS)	$4,551	$(2,512)	$21,363

Basic earnings (loss) per common share	$0.23	$(0.13)	$1.17
Diluted earnings (loss) per common share	$0.23	$(0.13)	$1.17
Dividends declared per common share	$0.28	$0.26	$1.43

Weighted average number of common shares used in the determination of:
Basic	19,605,239	19,146,534	18,297,504
Diluted	19,644,768	19,146,534	18,297,504

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Shares	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Equity
BALANCE - December 31, 2014	18,239,441	$2	$—	$50,639	$(22,961)	$27,680
Dividend declared $1.43 per share	—	—	—	(27,607)	—	(27,607)
Deemed distribution to related party	90,007	—	—	(909)	—	(909)
Share repurchase	(87,702)	—	—	(464)	—	(464)
Net Income	—	—	—	—	21,363	21,363
BALANCE - December 31, 2015	18,241,746	$2	$—	$21,659	$(1,598)	$20,063
Net proceeds from sale of stock	1,339,520	281	—	5,258	—	5,539
Dividend declared $0.26 per share	—	—	—	(5,042)	—	(5,042)
Merger of GWRC	—	—	(87)	(2,365)	—	(2,452)
Retirement of treasury shares	—	(87)	87	—	—	—
Deemed distribution to related party	—	—	—	(648)		(648)
Stock compensation	—	—	—	106	—	106
Cumulative effect of change in accounting principle	—	—	—	—	(65)	(65)
Net loss	—	—	—	—	(2,512)	(2,512)
BALANCE - December 31, 2016	19,581,266	$196	$—	$18,968	$(4,175)	$14,989
Dividend declared $0.28 per share	—	—	—	(5,404)	—	(5,404)
Merger of GWRC	—	—	—	53	—	53
Stock option exercise	50,000	—	—	375	—	375
Stock compensation	—	—	—	296	—	296
Net income	—	—	—	—	4,551	4,551
BALANCE - December 31, 2017	19,631,266	$196	$—	$14,288	$376	$14,860

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,551	$(2,512)	$21,363
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred compensation	1,550	2,234	798
Depreciation	6,908	6,279	8,213
Write-off of debt issuance costs	—	2,165	282
Amortization of deferred debt issuance costs and discounts	44	428	204
Gain on condemnation of Valencia	—	—	(42,983)
Gain on sale of Loop 303 contracts	—	—	(296)
Loss on sale of Willow Valley	—	54	176
Loss on equity investment	136	340	329
Other gains	—	(978)	—
Provision for doubtful accounts receivable	128	70	69
Deferred income tax expense (benefit)	529	(1,408)	20,561
Changes in assets and liabilities, net of acquisition related purchase accounting adjustments:
Accounts receivable	(179)	(409)	125
Other current assets	(116)	(415)	(2,241)
Accounts payable and other current liabilities	(1,247)	(4,087)	(2,502)
Other noncurrent assets	(1,763)	117	147
Other noncurrent liabilities	615	17	—
Net cash provided by operating activities	11,156	1,895	4,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,885)	(8,588)	(3,355)
Proceeds from the condemnation of Valencia	—	—	55,107
Cash received from the sale of Loop 303 contracts	—	—	296
Cash advance to related party	—	—	(12,745)
Repayment of related party cash advance	—	—	12,745
Proceeds from the sale of Willow Valley	—	2,254	—
Withdrawals (deposits) of restricted cash, net	(208)	154	(70)
Other cash flows from investing activities	95	13	(6)
Net cash provided by (used in) investing activities	(20,998)	(6,167)	51,972

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(5,399)	(5,036)	(27,607)
Advances in aid of construction	574	346	357
Proceeds from stock option exercise	375	—	—
Principal payments under capital lease	(79)	(378)	(99)
Refunds of advances for construction	(854)	(794)	(975)
Loan borrowings	—	115,000	—
Loan repayments	(5)	—	(21,719)
Repayments of bond debt	—	(106,695)	(1,775)
Proceeds withdrawn from bond service fund	—	8,825	1,001
Proceeds from sale of stock	—	8,372	—
Share repurchase	—	—	(464)
Payment of Sonoran acquisition liability	—	(2,800)	—
Debt issuance costs paid	(20)	(760)	—
Payments of offering costs for sale of stock	—	(2,823)	—
Net cash provided by (used in) financing activities	(5,408)	13,257	(51,281)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,250)	8,985	4,936
CASH AND CASH EQUIVALENTS — Beginning of period	20,498	11,513	6,577
CASH AND CASH EQUIVALENTS – End of period	$5,248	$20,498	$11,513

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
Notes to the Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
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
GWRI currently owns nine water and wastewater utilities in strategically targeted communities in metropolitan Phoenix. GWRI currently serves more than 51,000 people in approximately 20,000 homes within our 336 square miles of certificated service areas, which are serviced by five wholly-owned regulated operating subsidiaries as of December 31, 2017. Approximately 98.8% of the Company’s active service connections are customers of our Santa Cruz and Palo Verde utilities, which are located within a single service area. GWRI has grown significantly since its formation in 2003, with total revenues increasing from $4.9 million in 2004 to $31.2 million in 2017, and total service connections increasing from 8,113 as of December 31, 2004 to 39,618 as of December 31, 2017, with regionally planned service areas large enough to serve approximately two million service connections.
Basis of Presentation and Principles of Consolidation
The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of GWRI and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.
The Company prepares its financial statements in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The U.S. dollar is the Company’s reporting currency and functional currency.
The Company qualifies as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), under the rules and regulations of the SEC. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. The Company has elected to take advantage of these provisions for up to five years or such earlier time that the Company is no longer an emerging growth company. The Company has elected to take advantage of some of the reduced disclosure obligations regarding financial statements. Also, as an emerging growth company, the Company can elect to delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has chosen to take advantage of this extended accounting transition provision.
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

Stipulated condemnation of Valencia
On March 17, 2015, the Company reached a settlement agreement for a stipulated condemnation of the utility operating as Valencia Water Company, Inc. (“Valencia”) to the City of Buckeye (“Buckeye”), which was approved by Buckeye's City Council on March 19, 2015 and by the Maricopa County Superior Court on June 9, 2015. On July 14, 2015, the Company closed the stipulated condemnation of the operations and assets of Valencia with Buckeye. Terms of the condemnation were agreed upon through a settlement agreement in March 2015, pursuant to which Buckeye acquired the operations and assets of Valencia and assumed operations of the utility upon close. Buckeye paid the Company $55.0 million at close, plus an additional $108,000 in working capital adjustments. As a result of the transaction, the Company recorded a gain of $43.0 million before tax liability of $20.2 million during the third quarter of 2015. Buckeye will also pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia's prior service areas for a 20-year period ending December 31, 2034, subject to a maximum payout of $45 million over the term of the agreement. For the years ended December 31, 2017, 2016, and 2015, the Company recognized $1.4 million, $1.2 million, and $624,000, respectively, in other income within the consolidated financial statements related to the growth premium.
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
Sale of Willow Valley Water Co., Inc.
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
Pursuant to Internal Revenue Code §1033, the Company would have been able to defer the gain on condemnation through the end of 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018, which the IRS approved on August 8, 2017. Following the approval of the extension, the Company has slightly modified the timing of certain planned investments within its capital improvement plan in accordance with Internal Revenue Code §1033. Accordingly, the Company substantially completed these investments in 2017, with some remaining improvements to be completed in early 2018. As a result of the Private Letter Ruling, the Company increased capital expenditures in 2017 as compared to recent years, and expects corresponding reductions to occur in 2018, 2019, and beyond. As of December 31, 2017, our deferred tax liability relating to the Valencia condemnation was approximately $7.2 million.
Acquisition of Eagletail Water Company
On May 15, 2017, the Company acquired Eagletail Water Company ("Eagletail") via merger. At the time of acquisition, Eagletail, a small water utility located west of metropolitan Phoenix, added approximately 55 active water connections and eight square miles of approved service area to the Company’s existing regional service footprint. Total consideration was approximately $80,000. As part of the transaction, the Company acquired assets of approximately $80,000 and assumed liabilities of approximately $78,000.

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
Water connection fees are the fees associated with the application process to set up a customer to receive utility service on an existing water meter. These fees are approved by the ACC through the regulatory process and are set based on the costs incurred to establish services including the application process, billing setup, initial meter reading, and service transfer. Because the amounts charged for water connection fees are set by our regulator and not negotiated in conjunction with the pricing of ongoing water service, the connection fees represent the culmination of a separate earnings process and are recognized when the service is provided. For the years ended December 31, 2017, 2016, and 2015, the Company recognized $307,000, $236,000, and $276,000 in connection fees, respectively.
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
Restricted Cash
Restricted cash represents cash deposited as a debt service reserve for certain loans and bonds. The following table summarizes the restricted cash balance as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
HUF funds	$9	$10
Certificate of deposits	427	218
	$436	$228
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s valuation allowance totaled zero and $8,500 as of December 31, 2017 and 2016, respectively (see Note 10 – “Income Taxes”).

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
Basic and Diluted Earnings per Common Share
As of December 31, 2017, the Company had 740,000 options outstanding to acquire an equivalent number of shares of GWRI common stock. As of December 31, 2017, 275,000 options were in the money, and had common share equivalents of 39,529, which were included within the calculation of diluted earnings per share, along with $154,000 of unrecognized stock compensation. The remaining 465,000 options were out of the money in the period, and therefore the Company did not have any common share equivalents to be considered for purposes of calculating earnings per share. As of December 31, 2016, the Company had 368,395 options outstanding, all options were in the money, and had common share equivalents of 19,467, which were not included within the calculation of diluted earnings per share as to do so would be antidilutive in periods of net loss. As of December 31, 2015, the Company had 43,395 options outstanding, which options were out of the money in the period, and therefore the Company did not have any common share equivalents to be considered for purposes of calculating earnings per share. See Note 11 – “Deferred Compensation Awards”. The changes in weighted average common shares for the year ended December 31, 2015 relate to a share repurchase program initiated in May 2015 and completed in December 2015.
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
Debt Issuance Costs
In connection with the issuance of some of our long-term debt, we have incurred legal and other costs that we believe are directly attributable to realizing the proceeds of the debt issued. These costs are netted against long-term debt and amortized as interest expense using the effective interest method over the term of the respective debt. Amortization of debt issuance costs and discounts totaled $44,000 for the year ended December 31, 2017. Amortization of debt issuance costs and discounts totaled $2.6 million for the year ended December 31, 2016, of which $2.2 million was for the write off of debt issuance costs and $428,000 was for the amortization for the year ended December 31, 2016. Amortization of debt issuance costs and discounts totaled $486,000 for the year ended December 31, 2015, of which $282,000 was for the write off of debt issuance costs related to the MidFirst loan which was retired in July 2015, and $204,000 was for the amortization for the year ended December 31, 2015.
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

Advances and Contributions in Aid of Construction
The Company has various agreements with developers and builders, whereby funds, water line extensions, or wastewater line extensions are provided to us by the developers and are considered refundable advances for construction. These advances in aid of construction (“AIAC”) are non-interest-bearing and are subject to refund to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility services constructed under the agreement over a specified period. Upon the expiration of the agreements’ refunding period, the remaining balance of the advance becomes nonrefundable and at that time is considered CIAC. CIAC are amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, utility plant funded by advances or contributions in aid of construction are excluded from rate base. AIAC balances of $24,000 and $311,000 were transferred to CIAC for the years ended December 31, 2017 and 2016, respectively.
Fair Value of Financial Instruments
The carrying values of cash equivalents, trade receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. See Note 9 – “Debt” for information as to the fair value of our long-term debt. Our refundable AIAC have a carrying value of $62.7 million and $62.0 million as of December 31, 2017 and 2016, respectively. Portions of these non-interest-bearing instruments are payable annually through 2032 and amounts not paid by the contract expiration dates become nonrefundable. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases. However, the fair value of these amounts would be less than their carrying value due to the non-interest-bearing feature.
Asset Retirement Obligations
Liabilities for asset retirement obligations are typically recorded at fair value in the period in which they are incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Our legal obligations for retirement reflect principally the retirement of wastewater treatment facilities, which are required to be closed in accordance with the Clean Closure Requirements of the Arizona Department of Environmental Quality (ADEQ). The Clean Closure Requirements of ADEQ for wastewater facilities are driven by a need to protect the environment from inadvertent contamination associated with the decommissioning of these systems. As such, our regulated subsidiaries incur asset retirement obligations. As of December 31, 2017 and 2016, the Company held $427,000 and $218,000 in certificates of deposit, respectively, or letters of credit to benefit ADEQ for such anticipated closure costs. Water systems, unlike wastewater systems, do not require Aquifer Protection Permits or the associated Clean Closure Requirement obligation.
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
Segments
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing operating performance. In consideration of ASC 280—Segment Reporting the Company notes it is not organized around specific products and services, geographic regions, or regulatory environments. The Company currently operates in one geographic region within the State of Arizona, wherein each operating utility operates within the same regulatory environment.
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

Change in Accounting Principle
The Company historically accounted for stock appreciation rights (“SARs”) as liability compensatory awards under ASC 710, Compensation – General, valued using the intrinsic value method, as permitted by ASC 718, Compensation – Stock Compensation (“ASC 718”), for nonpublic entities. Upon becoming a public company, as defined in ASC 718, in the second quarter of 2016, the Company was required to change its methodology for valuing the SARs. While the SARs will continue to be remeasured at each quarterly reporting date, the SARs are required to be accounted for prospectively at fair value using a fair value pricing model, such as Black-Scholes. The Company recorded the impact of the change in valuation methods as a cumulative effect of a change in accounting principle, as permitted by ASC 250, Accounting Changes and Error Corrections. The effect of the change increased the SAR liability by $103,000 which was the difference in compensation cost measured using the intrinsic value method and the fair value method. An offsetting change to accumulated deficit in the consolidated balance sheet was recorded with the revaluation, net of $38,000 in taxes. Any future changes in fair value will be recorded as compensation expense in the consolidated statement of operations.
Immaterial Correction of an Error in Previously Issued Financial Statements — Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, the Company identified prior period misstatements in stock compensation expense that resulted in the overstatement of general and administrative expense in the Company's consolidated statements of operations. The Company assessed the materiality of these misstatements both quantitatively and qualitatively and determined the correction of these errors to be immaterial to the prior consolidated financial statements taken as a whole.  As a result, the Company has corrected the misstatements in the accompanying financial statements. The misstatements had no impact on the net cash flows from operating, investing, or financing activities.
The following tables summarize the impact of the correction to the prior financial statements (in thousands).

	Three Months Ended December 31, 2016 (as Previously Reported)	Adjustments	Three Months Ended December 31, 2016 (as Corrected)
General and administrative	$3,099	$(220)	$2,879
Total operating expenses	6,496	(220)	6,276
Operating income	718	220	938
Income before income taxes	(106)	220	114
Income tax expense	16	(82)	(66)
Net income	(90)	138	48
Basic earnings per common share	—	—	—
Diluted earnings per common share	—	—	—

	Year Ended December 31, 2016 (as Previously Reported)	Adjustments	Year Ended December 31, 2016 (as Corrected)
General and administrative	$10,209	$(542)	$9,667
Total operating expenses	24,529	(542)	23,987
Operating income	5,270	542	5,812
Income (loss) before income taxes	(4,341)	542	(3,799)
Income tax benefit (expense)	1,489	(202)	1,287
Net income (loss)	(2,852)	340	(2,512)
Basic earnings (loss) per common share	(0.15)	0.02	(0.13)
Diluted earnings (loss) per common share	(0.15)	0.02	(0.13)

	December 31, 2016 (as Previously Reported)	Adjustments	December 31, 2016 (as Corrected)
Deferred income tax liabilities, net	$2,383	$202	$2,585
Total liabilities	223,628	202	223,830
Paid in capital	19,510	(542)	18,968
Accumulated deficit	(4,515)	340	(4,175)
Total shareholders' equity	15,191	(202)	14,989
The correction decreased general and administrative expense by $542,000 and net loss by $340,000 for the year ended December 31, 2016, as previously reported.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which completes the joint effort between the FASB and International Accounting Standards Board to converge the recognition of revenue between the two boards. The new standard affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets not included within other FASB standards. The guiding principal of the new standard is that an entity should recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled for the delivery of goods and services. ASU 2014-09 may be adopted using either of two acceptable methods: (1) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (2) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures. To assess at which time revenue should be recognized, an entity should use the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. For public business entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period. For private companies, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2018 and interim reporting periods beginning after December 15, 2019. Earlier application is allowed in certain circumstances. The Company does not believe this update will have an effect on the Company’s regulated revenue. Due to qualifying as an emerging growth company, the Company plans to adopt the ASU at January 1, 2019. The Company is continuing to monitor the American Institute of Certified Public Accountant's Power and Utility Entities Revenue Recognition Task Force recommendations and proposals specific to utilities, in particular contributions in aid of construction, which the Company does not believe will have an effect on the recognition of revenue. Additionally the Company is assessing the impact of ASU 2014-09 with regard to recognition of revenue received under Infrastructure Coordination and Financing Agreements in connection with substantial completion of capital improvements that will increase the capacity of Palo Verde's wastewater reclamation facility. The Company is evaluating whether this update will have an impact on the recognition of ICFA revenue, which is recognized historically at the time wastewater capacity is completed to serve the property for which ICFA revenues were received.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-2”). ASU 2016-02 requires lessees record a right-of-use asset and corresponding lease obligation for lease arrangements with a term of greater than twelve months. ASU 2016-02 requires additional disclosures about leasing arrangements and requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. This guidance will be effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. For all other entities, the guidance is effective for annual periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. Due to qualifying as an emerging growth company, the Company plans to adopt the ASU at January 1, 2020. The Company does not expect this update to have a material impact on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for public companies for annual periods beginning after December 15, 2016 and interim periods within those annual periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company adopted this accounting standard in 2017 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current U.S. GAAP and thereby reduce the current diversity in practice. This guidance is effective for public companies for annual periods beginning after December 15, 2017 and interim periods within those annual periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. Due to qualifying as an emerging growth company, the Company plans to adopt the ASU at January 1, 2019. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 instructs entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs (compared to current U.S. GAAP which prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party). The guidance is effective for public companies for annual periods beginning after December 15, 2017 and interim periods within those annual periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. Due to qualifying as an emerging growth company, the Company plans to adopt the ASU at January 1, 2019. The guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”). ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The guidance is effective for public companies for annual periods beginning after December 15, 2017, and interim periods within those annual periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. Due to qualifying as an emerging growth company, the Company plans to adopt the ASU at January 1, 2019. The guidance should be applied using a retrospective transition method for each period presented. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities is a business. Also the amendments provide more consistency in applying the guidance, reducing the costs of application, and make the definition of a business more operable. The guidance is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018, and interim periods with annual periods beginning after December 15, 2019. Due to qualifying as an emerging growth company, the Company plans to adopt the ASU at January 1, 2019. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
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
The Company will account for the portion allocated to the HUF as a CIAC contribution. However, in accordance with the ACC directives the CIAC is not deducted from rate base until the HUF funds are expended for utility plant. Such funds will be segregated in a separate bank account and used for plant. A HUF liability will be established and will be amortized as a reduction of depreciation expense over the useful life of the related plant once the HUF funds are utilized for the construction of plant. For facilities required under a HUF or ICFA, the utilities must first use the HUF moneys received, after which, it may use debt or equity financing for the remainder of construction. The Company will record 30% of the funds received, up until the HUF liability is fully funded, as deferred revenue, which is to be recognized as revenue once the obligations specified within the ICFA are met. As of December 31, 2017 and December 31, 2016, ICFA deferred revenue recorded on the consolidated balance sheet totaled $19.7 million, which represents deferred revenue recorded for ICFA funds received on contracts that had become due prior to Rate Decision No. 74364. For ICFA contracts coming due after December 31, 2013, as funding is received 30% will be added to this balance with the remaining 70% recorded to a HUF liability, until the HUF liability is fully funded at which time any funding greater than the HUF liability will be recorded as deferred revenue.
Regulatory asset – Under ASC Topic 980, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate making process in a period different from the period in which they would have been reflected in income by an unregulated company. Certain costs associated with our rate cases have been deferred on our balance sheet as regulatory assets as approved by the ACC. At December 31, 2016, the Company had the one regulatory asset in the amount of $110,000, related to costs incurred in connection with Rate Decision No. 74364. This asset amortized over a three-year period ending December 31, 2017.
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
3. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at December 31, 2017 and December 31, 2016 consist of the following (in thousands):

	December 31, 2017	December 31, 2016	Average Depreciation Life (in years)
Mains/lines/sewers	$117,381	$115,790	47
Plant	72,863	67,744	25
Equipment	29,904	29,100	10
Meters	12,693	4,637	12
Furniture, fixture and leasehold improvements	368	383	8
Computer and office equipment	720	1,056	5
Software	242	240	3
Land and land rights	861	764
Other	428	226
Construction work-in-process	53,591	53,426
Total property, plant and equipment	289,051	273,366
Less accumulated depreciation	(75,592)	(72,877)
Net property, plant and equipment	$213,459	$200,489
4. ACCOUNTS RECEIVABLE
Accounts receivable as of December 31, 2017 and December 31, 2016 consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Billed receivables	$1,691	$1,547
Less allowance for doubtful accounts	(163)	(76)
Accounts receivable – net	$1,528	$1,471

The following table summarizes the allowance for doubtful accounts activity as of and for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 (in thousands).

	Balance at Beginning of Period	Additions Charged to Expense	Charged to Other Accounts	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2017	$(76)	$(125)	$—	$38	$(163)
Year Ended December 31, 2016	$(194)	$(52)	$—	$170	$(76)
Year Ended December 31, 2015	$(158)	$(36)	$(12)	$12	$(194)
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
In March 2017, FATHOM™ completed a round of financing, wherein our ownership percentage was reduced from 8.0% to 7.1% on a fully diluted basis. In conjunction with the recapitalization, the Company's equity interest was adjusted in accordance with ASC 323, Investments-Equity Method and Joint Ventures, wherein we recorded a $243,000 gain for the year ended December 31, 2017. The adjustment to the carrying value of the FATHOM™ investment was calculated using our proportionate share of FATHOM™'s adjusted net equity. The gain was recorded within other income and expense in our consolidated statement of operations in the first quarter of 2017. The carrying value of the FATHOM™ investment consisted of a balance of $345,000 as of December 31, 2017 and $480,000 as of December 31, 2016, and reflects our initial investment, the adjustments related to subsequent rounds of financing, and our proportionate share of FATHOM™'s cumulative earnings (losses).
We evaluate the FATHOM™ investment for impairment whenever events or changes in circumstances indicate that the carrying value of the FATHOM™ investment may have experienced an “other-than-temporary” decline in value. Since the sale of GWM, the losses incurred on the FATHOM™ investment were greater than anticipated; however, based upon our evaluation of various relevant factors, including the recent round of financing and the ability of FATHOM™ to achieve and sustain an earnings capacity that would justify the carrying amount of the FATHOM™ investment, we do not believe the FATHOM™ investment to be impaired as of December 31, 2017.
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
6. INTANGIBLE ASSETS
Intangible assets as of December 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	December 31, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532	$—	$1,532	$1,532	$—	$1,532
Intangible trademark	13	—	13	13	—	13
	1,545	—	1,545	1,545	—	1,545
AMORTIZED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(12,154)	5,824	17,978	(12,154)	5,824
Sonoran contract rights	7,406	(2,003)	5,403	7,406	(2,003)	5,403
	25,384	(14,157)	11,227	25,384	(14,157)	11,227
Total intangible assets	$26,929	$(14,157)	$12,772	$26,929	$(14,157)	$12,772
 Acquired ICFAs and Sonoran contract rights are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. No amortization was recorded for these balances for the years ended December 31, 2017 and December 31, 2016.

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
GWRC was not part of the consolidated Company prior to the completion of the Reorganization Transaction. GWRC had no employees. GWRI provided for the ongoing management and general administration of GWRC’s business affairs pursuant to a management agreement between GWRC and GWRI to provide such services. Accordingly, GWRC was economically dependent on the Company. Services provided by the Company under the management agreement were provided at no charge to GWRC, and were not monetarily significant. However, GWRC incurred certain costs not covered by the management agreement. These included GWRC’s accounting fees, legal fees, listing fees, and other costs directly associated with its former status as a publicly traded company. Whereas GWRC did not expect to generate cash flows from operating activities, the operating costs incurred by GWRC and other cash requirements were paid by the Company. Amounts paid by the Company on GWRC’s behalf during the years ended December 31, 2017, 2016, and 2015 totaled zero, $650,000, and $1.4 million, respectively. The Company accounted for such payments as equity distributions to GWRC. In conjunction with the merger of GWRC into GWRI, the Company recorded $731,000 in accounts payable and $353,000 in deferred compensation on the books of GWRI that were previously recorded at GWRC. In addition to these liabilities, the Company also recorded an approximate $1.4 million tax liability associated with the transfer of GWRC from Canada to the United States, which liability has since been settled. A corresponding reduction in additional paid in capital was recorded with the merging of these liabilities into GWRI.

For the years ended December 31, 2017 and 2016, no cash advance was provided to GWRC. For the year ended December 31, 2015, the Company provided cash advances of approximately $12.7 million to satisfy GWRC's short term cash obligations. The amount advanced was utilized to fund GWRC's monthly dividend, special one-time dividend paid in August 2015, and other cash requirements, as needed. The related party balance was reduced upon dividend declaration, when the amount declared is presented as a reduction in the Company’s equity. As of the closing of the Reorganization Transaction and December 31, 2015, the balance of the advance was zero.
The Company provides medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a shareholder and director of the Company. Medical claims paid to the plan were approximately $342,000, $533,000, and $493,000 for the years ended December 31, 2017, 2016, and 2015, respectively.
GWM has historically provided billing, customer service, and other support services for the Company’s regulated utilities. Amounts collected by GWM from the Company’s customers that GWM has not yet remitted to the Company are included within the “Due from affiliates” caption on the Company’s consolidated balance sheet. As of December 31, 2017 and December 31, 2016, the unremitted balance totaled $430,000 and $333,000, respectively. Notwithstanding the sale of GWM on June 5, 2013, GWM continues to provide these services to the Company’s regulated utilities under a long-term service agreement. Based on current service connections, annual fees to be paid to GWM for FATHOM™ services will be approximately $1.5 million at a rate of $6.24 per water account/month. For the years ended December 31, 2017, 2016, and 2015 the Company incurred FATHOM™ service fees of approximately $1.5 million, $1.9 million, and $2.2 million, respectively.
Pursuant to the purchase agreement for the sale of GWM, the Company is entitled to quarterly royalty payments based on a percentage of certain of GWM’s recurring revenues for a 10-year period, up to a maximum of $15.0 million. In addition, the Company entered into a services agreement with GWM whereby the Company has agreed to use the FATHOM™ platform for all of its regulated utility services for an initial term of 10 years. The services agreement was amended on November 17, 2016, which extended the term of the contract through December 31, 2026. As part of the amended agreement, the Company reduced the monthly rate per connection from $7.79 per water account/month to $6.24 per water account/month. Additionally, the scope of services was expanded to include a meter replacement program of approximately $11.4 million, wherein the Company replaced a majority of its meter infrastructure. As of December 31, 2017, $10.7 million has been paid to GWM in connection with the meter exchange program.
The services agreement is automatically renewable for successive 10-year periods, unless notice of termination is given prior to any renewal period. The services agreement may be terminated by either party for default only and the termination of the services agreement will also result in the termination of the royalty payments payable to the Company. The Company made the election to record these quarterly royalty payments prospectively in income as the amounts are earned. Royalties recorded within other income totaled approximately $370,000, $355,000, and $326,000 for the years ended December 31, 2017, 2016, and 2015, respectively.
8. ACCRUED EXPENSES
Accrued expenses at December 31, 2017 and December 31, 2016 consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Deferred compensation	$2,171	$1,920
Property taxes	989	910
Meter replacement - related party	717	1,255
Interest	468	483
Dividend payable	464	458
Asset retirement obligation	427	216
Tax obligation related to GWRC merger	—	178
Other accrued liabilities	2,016	2,182
Total accrued liabilities	$7,252	$7,602
9. DEBT

The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of December 31, 2017 and December 31, 2016 are as follows (in thousands):

	December 31, 2017		December 31, 2016
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.380% Series A 2016, maturing June 2028	$—	$28,750	$—	$28,750
4.580% Series B 2016, maturing June 2036	—	86,250	—	86,250
1.200% WIFA Loan, maturing October 2032	3	41	—	—
4.650% Harquahala Loan, maturing January 2021	5	15	—	—
	8	115,056	—	115,000
OTHER
Capital lease obligations	—	—	25	54
Debt issuance costs	—	(693)	—	(737)
Total debt	$8	$114,363	$25	$114,317

2016 Senior Secured Notes

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
The senior secured notes require the Company maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of December 31, 2017, the Company was in compliance with its financial debt covenants.
Eagletail Loans
In May 2017, the Company acquired Eagletail. As part of the acquisition, the Company assumed two unsecured loans held by Eagletail. These loans are payable to the Water Infrastructure Finance Authority of Arizona ("WIFA") and Harquahala Valley Community Benefits Foundation ("Harquahala") and as of December 31, 2017 carry balances of $44,000 and $20,000, respectively. The WIFA loan bears an interest rate of 1.20% over a 20-year term, while the Harquahala loan bears an interest rate of 4.65% over a 15-year term.
Tax Exempt Bonds
We issued tax-exempt bonds through The Industrial Development Authority of the County of Pima in the amount of $36.5 million on December 28, 2006; $53.6 million, net of a discount of $511,000, on November 19, 2007; and $24.6 million on October 1, 2008. Proceeds from these bonds were used for qualifying costs of constructing and equipping the water and wastewater treatment facilities of our subsidiaries, Palo Verde and Santa Cruz. The tax-exempt bonds were redeemed in June 2016 with proceeds from the 2016 senior secured notes.

At December 31, 2017, the Company had no capital lease obligations outstanding and the remaining aggregate annual maturities of debt for the years ended December 31 are as follows (in thousands):

Debt
2018	$8
2019	8
2020	10
2021	1,921
2022	3,836
Thereafter	109,281
Total	$115,064
At December 31, 2017, the carrying value of the non-current portion of long-term debt was $115.1 million, with an estimated fair value of $115.7 million. At December 31, 2016, the carrying value of the non-current portion of long-term debt was $115.0 million, with an estimated fair value of $108.4 million. The fair value of our debt was estimated based on interest rates considered available for instruments of similar terms and remaining maturities.
10.    INCOME TAXES
The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2017 and December 31, 2016, the Company did not have any uncertain tax positions.
On December 22, 2017, President Trump signed into law the TCJA. Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017. The TCJA includes significant changes to the Internal Revenue Code of 1986, as amended (the “Code”), including amendments which significantly change the taxation of individuals and business entities, and includes specific provisions related to regulated public utilities. Among its significant provisions, the TCJA (i) reduces the federal corporate income tax rate from 35% to 21%; (ii) eliminates bonus depreciation for regulated utilities, but allows 100% expensing for the cost of qualified property for non-regulated businesses; (iii) eliminates the provisions that treated AIAC and CIAC provided to regulated water utilities as non-taxable; (iv) eliminates the domestic production activities deduction, and (v) limits the amount of net interest that can be deducted; however, this limitation is not applicable to regulated utilities and, therefore is not anticipated to have a material impact to the Company’s ability to deduct net interest. Non-regulated segments of the Company’s business will be able to take advantage of the full expensing provisions of the TCJA.
Changes in the Code from the TCJA had a material impact on our financial statements in 2017. Under GAAP, specifically Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred income taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers. For deferred taxes related to the Company’s unregulated operations, the change in deferred income taxes is recorded as a non-cash re-measurement adjustment to earnings. The re-measurement of deferred income taxes at the new federal tax rate decreased income tax expense by $2.3 million for the year ended December 31, 2017. Additionally, the Company recorded a net regulatory asset of $1.3 million.
Following the enactment of the TCJA, the staff of the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin 118 — "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" (SAB 118) which provides for a measurement period of up to one year from the enactment date to complete accounting under GAAP for the tax effects of the legislation. The Company has made a reasonable estimate for the measurement and accounting of certain effects of the TCJA on deferred income tax assets and liabilities and related regulatory assets and liabilities which have been reflected in these financial statements, as discussed above. The Company has not recorded the impact of the TCJA for certain other items for which it has not yet been able to gather, prepare, and analyze the necessary information in reasonable detail to complete the ASC 740 accounting treatment. For these items, which include the impact of the TCJA on state income taxes, the current and deferred income taxes were recognized and measured based on the provisions of the tax laws that were in effect immediately prior to the TCJA being enacted. The determination of the impact of the income tax effects of these items, as well as the estimates we have recorded, will require additional analysis of historical records, further interpretation of the TCJA from yet to be issued U.S. Treasury regulations, and an evaluation of future administrative interpretations, court decisions, accounting interpretations, or other developments relating to the TCJA.
The income tax benefit from continuing operations for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 is comprised of the following (in thousands):

	2017
	Federal	State	Total
Current income tax expense	$138	$—	$138
Deferred income tax expense (benefit)	(993)	254	(739)
Income tax expense (benefit)	$(855)	$254	$(601)

	2016
	Federal	State	Total
Current income tax expense	$121	$—	$121
Deferred income tax benefit	(1,285)	(123)	$(1,408)
Income tax benefit	$(1,164)	$(123)	$(1,287)

	2015
	Federal	State	Total
Current income tax expense	$63	$—	$63
Deferred income tax expense	17,735	2,825	20,560
Income tax expense	$17,798	$2,825	$20,623
The income tax benefit for the years ended December 31, 2017, 2016, and 2015 differs from the amount that would be computed using the federal statutory income tax rate due to the following (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Computed federal tax expense (benefit) at statutory rate	$1,343	$(1,291)	$14,275
State income taxes - net of federal tax benefit	126	(123)	1,865
Gain on condemnation of Valencia	—	—	4,312
Federal tax rate change	(2,296)	—	—
IRC Section 453A interest	113	121	63
Equity compensation	83	—	—
Other differences	30	6	108
Income tax expense	$(601)	$(1,287)	$20,623
ASC Topic 740, Income Taxes, prescribes the method to determine whether a deferred tax asset is realizable and significant weight is given to evidence that it can be objectively verified. As of December 31, 2017 and 2016, the Company’s valuation allowance totaled zero and $8,500, respectively, which related to state net operating loss carryforwards expected to expire prior to utilization.

The following table summarizes the Company’s temporary differences between book and tax accounting that give rise to the deferred tax assets and deferred tax liabilities, including the valuation allowance, as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
DEFERRED TAX ASSETS:
Taxable meter deposits	$33	$40
Net operating loss carry forwards	2,087	4,976
Balterra intangible asset acquisition	224	336
Deferred gain on Sale of GWM	1,132	1,652
Deferred gain on ICFA funds received	4,911	7,350
Equity investment loss	341	459
Other	1,040	1,404
Total deferred tax assets	9,768	16,217
Valuation allowance	—	(9)
Net deferred tax asset	9,768	16,208
DEFERRED TAX LIABILITIES:
Regulatory asset	(315)	—
CP Water intangible asset acquisition	(381)	(571)
ICFA intangible asset	(577)	(502)
Property, plant and equipment	(4,392)	(642)
Gain on condemnation of Valencia	(7,217)	(17,078)
Total deferred tax liabilities	(12,882)	(18,793)
Net deferred tax liability	$(3,114)	$(2,585)
As of December 31, 2017, we have approximately $9.4 million in federal net operating loss (“NOL”) carry forwards and $3.2 million in state NOLs available to offset future taxable income, with federal and state NOLs expiring in 2031-2036.
The effective tax rates used for the years ended December 31, 2017, 2016, and 2015 were (15.2%), 33.9%, and 49.1%, respectively. The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items. The effective tax rate for the year ended December 31, 2017 was less than the federal statutory rate of 34% primarily due to the impact of federal tax reform.
11. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.
2016 stock option grant
In May 2016, GWRI’s Board of Directors granted stock options to acquire 325,000 shares of GWRI’s common stock to the members of the board. The options were granted with an exercise price of $7.50, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on May 20, 2016. The options vest over a two-year period, with 50% vesting in May 2017 and 50% vesting in May 2018. The options have a three-year life. The Company will expense the $348,000 fair value of the stock option grant ratably over the two-year vesting period in accordance with ASC 323. Stock-based compensation expense of $174,000 and $106,000 was recorded for the years ended December 31, 2017 and December 31, 2016, respectively. No stock-based compensation expense was recorded for the year ended December 31, 2015. As of December 31, 2017, 50,000 options have been exercised with 275,000 outstanding.
2017 stock option grant
In August 2017, GWRI's Board of Directors granted stock options to acquire 465,000 shares of GWRI's common stock to employees throughout the Company. The options were granted with an exercise price of $9.40, the market price of the Company's common shares on the NASDAQ Global Market at the close of business on August 10, 2017. The options vest over a four-year period, with

25% vesting in August 2018, 25% vesting in August 2019, 25% vesting in August 2020, and 25% vesting in August 2021. The options have a 10-year life. The Company will expense the $1.3 million fair value of the stock option grant ratably over the four-year vesting period in accordance with ASC 323. Stock-based compensation expense of $123,000 was recorded for the year ended December 31, 2017. No stock-based compensation expense was recorded for the years ended December 31, 2016 and December 31, 2015.
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
PSUs are accounted for as liability compensatory awards under ASC 710, Compensation – General, rather than as equity awards. PSU awards are remeasured each period and a liability is recorded equal to GRWI’s closing share price as of the balance sheet date multiplied by the number of units vested and outstanding. The value of the benefits is recorded as an expense in the Company’s financial statements over the related vesting period. Vesting occurs ratably over 12 consecutive quarters beginning in the period granted. The following table details total awards granted and the number of units outstanding as of December 31, 2017 along with the amounts paid to holders of the PSUs for the years ended December 31, 2017, 2016, and 2015 (in thousands, except unit amounts):

			Amounts Paid For the Year Ended December 31,
Grant Date	Units Granted	Units Outstanding	2017	2016	2015
Q4 2010	350,000	—	$—	$—	$1,398
Q1 2012	135,079	—	—	—	38
Q1 2013	76,492	—	—	29	110
Q1 2014	8,775	—	3	10	8
Q1 2015	28,828	2,402	90	65	38
Q1 2016	34,830	14,513	108	63	—
Q1 2017	22,712	17,034	53	—	—
Total	656,716	33,949	$254	$167	$1,592
Stock appreciation rights compensation
Beginning January 2012, in an effort to reward employees for their performance, the Company adopted a stock appreciation rights plan authorizing the directors of the Company to issue stock appreciation rights (“SARs”) to our employees. Following the consummation of the Reorganization Transaction, the value of the SARs issued under the plan track the performance of GWRI’s shares. Each holder has the right to receive a cash payment amounting to the difference between the exercise price and the closing price of GWRI’s common shares on the exercise date, provided that the closing price is in excess of the exercise price. Holders of SARs may exercise their awards once vested. Individuals who voluntarily or involuntarily leave the Company forfeit their rights under the awards.
The Company historically accounted for SARs as liability compensatory awards under ASC 710, Compensation – General, valued using the intrinsic value method, as permitted by ASC 718 for nonpublic entities, with changes to the value of the SARs recognized as compensation expense at each quarterly reporting date. In connection with becoming a public company, as defined in ASC 718, in the second quarter of 2016, the Company was required to change its methodology for valuing the SARs. While the SARs will continue to be remeasured at each quarterly reporting date, the SARs are required to be accounted for prospectively at fair value using a fair value pricing model, such as Black-Scholes. The Company recorded the impact of the change in valuation methods as a cumulative effect of a change in accounting principle, as permitted by ASC 250. The effect of the change increased the SAR liability by $103,000 which was the difference in compensation cost measured using the intrinsic value method and the fair value method. An offsetting change to accumulated deficit in the consolidated balance sheet was recorded with the revaluation, net of $38,000 in taxes. Any future changes in fair value will be recorded as compensation expense in the consolidated statement of operations.

The following table details the recipients of the SARs awards, the grant date, units granted, exercise price, outstanding shares as of December 31, 2017 and amounts paid during the years ended December 31, 2017, 2016, and 2015 (in thousands, except unit and per unit amounts):

						Amounts Paid For the Year Ended December 31,
Recipients	Grant Date	Units Granted	Exercise Price		Units Outstanding	2017	2016	2015
Employees below senior management level (1)	Q1 2012	152,091	C$	4.00	—	$—	$—	$67
Key Executive (2)(4)	Q3 2013	100,000		$1.59	—	$366	$151	$37
Key Executive (2)(5)	Q4 2013	100,000		$2.69	—	312	137
Members of Management (2)(6)	Q1 2015	299,000		$4.26	233,000	—	112
Key Executives (3)(7)	Q2 2015	300,000		$5.13	300,000	—	—
Members of Management (2)(8)	Q3 2017	103,000		$9.40	103,000	—	—
Total		1,054,091			636,000	$678	$400	$104

(1)	The SARs vest in equal installments over four quarters and expired four years after the date of issuance.

(2)	The SARs vest ratably over sixteen quarters from the grant date.

(3)	The SARs vest over sixteen quarters, vesting 20% per year for the first three years, with the remainder, 40%, vesting in year four.

(4)	The exercise price was determined by taking the weighted average GWRC share price of the five days prior to the grant date of July 1, 2013.

(5)	The exercise price was determined by taking the weighted average GWRC share price of the 30 days prior to the grant date of November 14, 2013.

(6)	The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of February 11, 2015.

(7)	The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of May 8, 2015.

(8)	The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of August 10, 2017
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
For the years ended December 31, 2017, 2016, and 2015, the Company recorded approximately $1.1 million, $1.8 million, and $695,000 of compensation expense related to the PSUs and SARs, respectively. Based on GWRI’s closing share price on December 29, 2017, deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
2018	$177	$891
2019	70	192
2020	—	64
2021	—	48
Total	$247	$1,195
12. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Supplemental cash flow information:
Cash paid for interest	$5,224	$5,969	$7,475
Cash paid for GWRC tax liability	$125	$—	$—
Cash paid for bond prepayment fee	$—	$3,201	$—
Cash paid for taxes	$120	$184	$—
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$1,090	$2,909	$184
Equity method investment gain on recapitalization of FATHOM™	$243	$—	$—
Deferred compensation change in accounting principle	$—	$103	$—
Reclassification of deferred IPO costs to equity	$—	$97	$—
13. COMMITMENTS AND CONTINGENCIES
Commitments – Prior to the sale of GWM, we leased certain office space in Arizona under operating leases with terms that expired in February 2016. The operating lease agreements were between GWM and the landlord. Accordingly, effective June 2013 through February 2016, the Company was not a party under the lease agreements. GWRI subleased a portion of the office space covered under the GWM lease agreements. In February 2016, the Company entered into a three-year lease agreement with the landlord to occupy the same space previously subleased under GWM's lease agreements, inclusive of necessary facility upgrades. Beginning in March 2016, the Company began recording approximately $8,000 in monthly rent expense related to the new agreement. Rent expense arising from the operating leases totaled approximately $98,000, $92,000, and $64,000 for the years ended December 31, 2017, 2016, and 2015, respectively.
Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect our financial position, results of operations, or cash flows.
14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2017
Revenues	$6,791	$8,145	$8,472	$7,800
Operating income	$1,101	$1,712	$2,810	$1,721
Net income	$189	$425	$1,203	$2,734
Basic earnings per common share	$0.01	$0.02	$0.06	$0.14
Diluted earnings per common share	$0.01	$0.02	$0.06	$0.14
	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2016
Revenues	$6,816	$7,589	$8,180	$7,214
Operating income	$1,061	$925	$2,887	$938
Net income/(loss)	$(314)	$(3,532)	$1,285	$48
Basic earnings/(loss) per common share	$(0.02)	$(0.18)	$0.07	$—
Diluted earnings/(loss) per common share	$(0.02)	$(0.18)	$0.07	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Office and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act . Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
In addition, we are an emerging growth company, as defined under the Jumpstart Our Business Startups Act (the "JOBS Act"), our registered public accounting firm will not be required to attest to, or report on, management’s assessment regarding internal control over financial reporting for as long as the Company is deemed to be an emerging growth company.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

The information required by Item 10 is included under the following captions in our definitive proxy statement relating to our 2018 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated herein by reference: “Proposal One: Election of Directors”, “Executive Officers”, “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance”, “Other Matters—Code of Conduct and Ethics”, and “Corporate Governance—Board and Committee Information”.

ITEM 11.	EXECUTIVE COMPENSATION
 We are an emerging growth company, as defined under the Jumpstart Our Business Startups Act (the "JOBS Act"), and are therefore not required to provide certain disclosures regarding executive compensation required of larger public companies or hold a nonbinding advisory vote on executive compensation.
The information required by Item 11 is included under the following captions in our definitive proxy statement relating to our 2018 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated herein by reference: “Corporate Governance—Compensation of Directors”, “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Report of the Compensation Committee”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is included under the following captions in our definitive proxy statement relating to our 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management” and “Equity Plan Information”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is included under the following captions in our definitive proxy statement relating to our 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated herein by reference: “Corporate Governance—Independence of Directors” and “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is included under the following caption in our definitive proxy statement relating to our 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated herein by reference: “Audit Matters—Independent Auditor’s Fees.”
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

Global Water Resources, Inc.

Date: March 9, 2018	By:	/s/ Ron L. Fleming
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

Signature	Title	Date

/s/ Ron L. Fleming	President, Chief Executive Officer, and Director	March 9, 2018
Ron L. Fleming	(Principal Executive Officer)

/s/ Michael J. Liebman	Chief Financial Officer and Corporate Secretary	March 9, 2018
Michael J. Liebman	(Principal Financial and Accounting Officer)

/s/ Trevor T. Hill	Chairman of the Board	March 9, 2018
Trevor T. Hill

/s/ William S. Levine	Director	March 9, 2018
William S. Levine

/s/ Richard M. Alexander	Director	March 9, 2018
Richard M. Alexander

/s/ Rita Theil	Director	March 9, 2018
L. Rita Theil

/s/ David C. Tedesco	Director	March 9, 2018
David C. Tedesco

/s/ Cindy M. Bowers	Director	March 9, 2018
Cindy M. Bowers

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing

2.1.1	Arrangement Agreement	Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

2.1.2	Plan of Arrangement	Incorporated by reference to Exhibit 2.1.2 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on April 13, 2016

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 4, 2016

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on May 4, 2016

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on April 26, 2016

4.2	Form of 4.38% Senior Secured Notes, Series A due on June 15, 2028	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

4.3	Form of 4.58% Senior Secured Notes, Series B due on December 15, 2036	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.1	Settlement Agreement for Stipulated Condemnation with the City of Buckeye, Arizona, dated March 19, 2015	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.2	License Agreement with City of Maricopa, Arizona, dated November 9, 2006	Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.3	Employment Agreement with Ron Fleming, dated December 18, 2017*	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on December 22, 2017

10.4	Employment Agreement with Michael J. Liebman, dated December 18, 2017*	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on December 22, 2017

10.5	Infrastructure Coordination Agreement with Pecan Valley Investments, LLC, dated January 28, 2004	Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.6	Infrastructure Coordination Agreement with JNAN, LLC, dated July 1, 2004	Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.7	Infrastructure Coordination and Finance Agreement with Dana B. Byron and Jamie Maccallum, dated July 21, 2006	Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.8	Infrastructure Coordination and Finance Agreement with The Orchard at Picacho, LLC, dated January 8, 2008	Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.9	Infrastructure Coordination, Finance and Option Agreement with Sierra Negra Ranch, LLC, dated July 10, 2006	Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.10	Infrastructure Coordination and Finance Agreement, dated December 20, 2007	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.11.1	GWR Global Water Resources Corp. Stock Option Plan*	Incorporated by reference to Exhibit 10.17.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.11.2	First Amendment to GWR Global Water Resources Corp. Stock Option Plan, dated September 12, 2012*	Incorporated by reference to Exhibit 10.17.2 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

Exhibit Number	Description of Exhibit	Method of Filing

10.11.3	Second Amendment to GWR Global Water Resources Corp. Stock Option Plan*	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 4, 2016

10.12.1	Global Water Resources, Inc. First Amended and Restated Stock Appreciation Rights Plan, dated March 23, 2015*	Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.12.2	Amendment to Global Water Resources, Inc. First Amended and Restated Stock Appreciation Rights Plan*	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on May 4, 2016

10.13.1	Global Water Resources, Inc. Deferred Phantom Stock Unit Plan, dated January 1, 2011*	Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.13.2	Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on May 4, 2016

10.13.3	Second Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on August 8, 2017

10.13.4	Third Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on December 6, 2017

10.14.1	Global Water Resources, Inc. Phantom Stock Unit Plan, dated May 1, 2015*	Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.14.2	Amendment to Global Water Resources, Inc. Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on May 4, 2016

10.15.1	GWR Global Water Resources Corp. Deferred Phantom Stock Unit Plan, dated January 1, 2011*	Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.15.2	Amendment to GWR Global Water Resources Corp. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC on May 4, 2016

10.16	Securities Purchase Agreement, dated June 5, 2013	Incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on March 17, 2016

10.17.1	Service Agreement, dated June 5, 2013	Incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on March 17, 2016

10.17.2	First Amendment to Service Agreement, dated November 17, 2016, by and among the certain wholly-owned subsidiaries of Global Water Resources, Inc. and Global Water Management, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016

10.18.1	Note Purchase Agreement, dated as of May 20, 2016, by and among Global Water Resources, Inc. and certain Initial Purchasers	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2016

10.18.2	Amendment No. 1 to Note Purchase Agreement, dated December 19, 2017, by and among Global Water Resources, Inc. and the noteholders party thereto	Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on December 22, 2017

10.19	Guaranty Agreement, dated as of June 24, 2016, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.20	Guaranty Agreement, dated as of June 24, 2016, by West Maricopa Combine, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.21	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water Resources, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to the Exhibit 10.4 to Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.22	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.23	Pledge and Security Agreement, dated as of June 24, 2016, by and between West Maricopa Combine, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.24	Standstill Agreement, dated December 21, 2017, by and among Global Water Resources, Inc., Levine Investments Limited Partnerships, William S. Levine, and Andrew M. Cohn	Incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed with the SEC on December 22, 2017

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 of the Company’s Form 8-K filed with the SEC on May 4, 2016

Exhibit Number	Description of Exhibit	Method of Filing

21.1	Subsidiaries of Global Water Resources, Inc.	Filed herewith

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	See signature page hereto

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

99.1	Arizona Corporation Commission Decision No. 74364	Incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Management contract or compensatory plan or arrangement.