Form 10-Q
period 2018-03-31
Global Water Resources, Inc.
filed 2018-05-10
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 7, 2018, the registrant had 19,631,266 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	287,160	289,051
Less accumulated depreciation	(74,394)	(75,592)
Net property, plant and equipment	212,766	213,459
CURRENT ASSETS:
Cash and cash equivalents	6,915	5,248
Accounts receivable — net	1,354	1,528
Due from affiliates	463	430
Accrued revenue	1,799	1,759
Prepaid expenses and other current assets	684	700
Total current assets	11,215	9,665
OTHER ASSETS:
Intangible assets — net	12,772	12,772
Regulatory asset	1,871	1,871
Bond service fund and other restricted cash	499	436
Equity method investment	234	345
Other noncurrent assets	37	20
Total other assets	15,413	15,444
TOTAL ASSETS	239,394	238,568
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	1,576	321
Accrued expenses	7,832	7,252
Customer and meter deposits	1,381	1,395
Long-term debt and capital leases — current portion	29	8
Total current liabilities	10,818	8,976
NONCURRENT LIABILITIES:
Long-term debt and capital leases	114,444	114,363
Deferred regulatory gain - ICFA	19,746	19,746
Regulatory liability	8,463	8,463
Advances in aid of construction	62,919	62,725
Contributions in aid of construction — net	4,376	4,425
Deferred income tax liabilities, net	3,228	3,114
Acquisition liability	934	934
Other noncurrent liabilities	579	962
Total noncurrent liabilities	214,689	214,732
Total liabilities	225,507	223,708
Commitments and contingencies (see Note 13)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 19,631,266 shares issued as of March 31, 2018 and December 31, 2017.	196	196
Paid in capital	12,995	14,288
Retained earnings	696	376
Total shareholders' equity	13,887	14,860
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	239,394	238,568

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
REVENUES:
Water services	$3,115	$2,785
Wastewater and recycled water services	4,297	3,988
Unregulated revenues	13	18
Total revenues	7,425	6,791

OPERATING EXPENSES:
Operations and maintenance	1,509	1,474
Operations and maintenance - related party	356	360
General and administrative	2,397	2,210
Depreciation	1,799	1,646
Total operating expenses	6,061	5,690
OPERATING INCOME	1,364	1,101

OTHER INCOME (EXPENSE):
Interest income	7	4
Interest expense	(1,231)	(1,312)
Other	323	352
Other - related party	(2)	214
Total other income (expense)	(903)	(742)

INCOME BEFORE INCOME TAXES	461	359
INCOME TAX EXPENSE	(141)	(170)
NET INCOME	$320	$189

Basic earnings per common share	$0.02	$0.01
Diluted earnings per common share	$0.02	$0.01
Dividends declared per common share	$0.07	$0.07

Weighted average number of common shares used in the determination of:
Basic	19,631,266	19,581,266
Diluted	19,669,994	19,622,751

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Shares	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2017	19,631,266	$196	$—	$14,288	$376	$14,860
Dividend declared $0.07 per share	—	—	—	(1,391)	—	(1,391)
Stock compensation	—	—	—	98	—	98
Net income	—	—	—	—	320	320
BALANCE - March 31, 2018	19,631,266	$196	$—	$12,995	$696	$13,887

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$320	$189
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	(9)	203
Depreciation	1,799	1,646
Amortization of deferred debt issuance costs and discounts	11	11
Loss/(gain) on equity investment	111	(122)
Other (gains) and losses	(41)	4
Provision for doubtful accounts receivable	25	21
Deferred income tax expense	114	140
Changes in assets and liabilities
Accounts receivable	149	122
Other current assets	(57)	(100)
Accounts payable and other current liabilities	1,506	(12)
Other noncurrent assets	—	27
Other noncurrent liabilities	59	(30)
Net cash provided by operating activities	3,987	2,099

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,101)	(6,505)
Deposits of restricted cash, net	(62)	(2)
Other cash flows from investing activities	64	(5)
Net cash used in investing activities	(1,099)	(6,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,391)	(1,322)
Advances in aid of construction	194	111
Principal payments under capital lease	(1)	(67)
Loan repayments	(6)	—
Debt issuance costs paid	(17)	—
Net cash used in financing activities	(1,221)	(1,278)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,667	(5,691)
CASH AND CASH EQUIVALENTS — Beginning of period	5,248	20,498
CASH AND CASH EQUIVALENTS – End of period	$6,915	$14,807

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 are unaudited. The December 31, 2017 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017. In our opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Merger with GWR Global Water Resources Corp. (“GWRC”)
On May 3, 2016, the Company completed the merger of GWRC into GWRI. At the time of the merger, GWRC ceased to exist as a British Columbia corporation and the Company continued as the surviving entity of the merger, (the "Reorganization Transaction"). In conjunction with the merger of GWRC into GWRI, the Company recorded an approximate $1.4 million tax liability associated with the transfer of GWRC from Canada to the United States, which liability has since been settled.

Private Letter Ruling
On June 2, 2016, the Company received a Private Letter Ruling from the Internal Revenue Service ("IRS") that, for purposes of deferring the approximately $19.4 million gain realized from the condemnation of the operations and assets of Valencia Water Company, Inc. ("Valencia"), determined that the assets converted upon the condemnation of such assets could be replaced through certain reclamation facility improvements contemplated by the Company under Internal Revenue Code §1033 as property similar or related in service or use. In June 2016, the Company converted all operating subsidiaries from corporations to limited liability companies to take full advantage of the benefits of such ruling.
Pursuant to Internal Revenue Code §1033, the Company would have been able to defer the gain on condemnation through the end of 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018, which the IRS approved on August 8, 2017. Following the approval of the extension, the Company has slightly modified the timing of certain planned investments within its capital improvement plan in accordance with Internal Revenue Code §1033. Accordingly, the Company substantially completed these investments in 2017, with some remaining improvements to be completed in the first half of 2018. As a result of the Private Letter Ruling, the Company increased capital expenditures in 2017 as compared to recent years, and expects corresponding reductions to occur in 2018, 2019, and beyond. As of March 31, 2018, our remaining deferred tax liability relating to the Valencia condemnation was approximately $6.8 million. We plan to file another extension during 2018 which, if approved, will defer the gain to the end of 2019.
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
ACC Tax Docket
At March 31, 2018 and December 31, 2017, the Company had a regulatory asset and regulatory liability in the amount of $1.9 million and $0.6 million, respectively, related to the Federal Tax Cuts and Jobs Act (the "TCJA") signed into law on December 22, 2017. Under ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred income taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers. The ACC is considering the impact for regulated utilities, as it is expected that certain effects of the TCJA add to rate base and others reduce rate base. On May 1, 2018, the ACC Chairman filed a letter in the ACC’s docket concerning the TCJA, stating that “it appears that there may be some unintended consequences related to the tax treatment of contributions in aid of construction (“CIAC”) and advances in aid of construction (“AIAC”)” and that “[i]t is my intent that the Commission wait to move forward on adversely affected water and wastewater companies until we find a balanced approach.”  At this point, it is not clear what action the ACC will take regarding the TCJA issues. As a result, the Company cannot determine the effect of the TCJA on currently enacted rates.
Significant Accounting Policies
Basic and Diluted Earnings per Common Share
As of March 31, 2018, the Company had 717,678 options outstanding to acquire shares of the Company's common stock. The 275,000 options outstanding from the 2016 option grant provide 38,728 and 41,485 common share equivalents for the three months ended March 31, 2018 and 2017, respectively, which were included within the calculation of diluted earnings per share for each respective period. The 442,678 options outstanding from the 2017 option grant were not included for the three months ended March 31, 2018 dilutive earnings per share calculation, as to do so would be antidilutive. See Note 11 – “Deferred Compensation Awards” for additional information regarding the option grants.

Immaterial Correction of an Error in Previously Issued Financial Statements
Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, the Company identified prior period misstatements in stock compensation expense that resulted in the overstatement of general and administrative expense in the Company's consolidated statements of operations. The Company assessed the materiality of these misstatements both quantitatively and qualitatively and determined the correction of these errors to be immaterial to the prior consolidated financial statements taken as a whole.  As a result, the Company has corrected the misstatements in the accompanying financial statements. The misstatements had no impact on the net cash flows from operating, investing, or financing activities.
The following tables summarize the impact of the correction to the prior financial statements (in thousands):

	Three Months Ended March 31, 2017 (as Previously Reported)	Adjustments	March 31, 2017 (as Corrected)
General and administrative	2,432	(222)	2,210
Total operating expenses	5,912	(222)	5,690
Operating income	879	222	1,101
Income before income taxes	137	222	359
Income tax expense	(87)	(83)	(170)
Net income	50	139	189
Basic earnings per common share	—	0.01	0.01
Diluted earnings per common share	—	0.01	0.01

	March 31, 2017 (as Previously Reported)	Adjustments	March 31, 2017 (as Corrected)
Deferred income tax liabilities, net	$2,440	$286	$2,726
Total liabilities	225,808	286	226,094
Paid in capital	18,506	(763)	17,743
Accumulated deficit	(4,465)	479	(3,986)
Total shareholders' equity	14,237	(284)	13,953
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which completes the joint effort between the FASB and International Accounting Standards Board to converge the recognition of revenue between the two boards. The new standard affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets not included within other FASB standards. The guiding principal of the new standard is that an entity should recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled for the delivery of goods and services. ASU 2014-09 may be adopted using either of two acceptable methods: (1) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (2) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures. To assess at which time revenue should be recognized, an entity should use the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. For public business entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period. For private companies, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2018 and interim reporting periods beginning after December 15, 2019. Earlier application is allowed in certain circumstances. Due to qualifying as an emerging growth company, the Company is required to adopt the ASU on January 1, 2019. The Company does not believe this update will have an effect on the Company’s regulated revenue. The American Institute of Certified Public Accountant's Power and Utility Entities Revenue Recognition Task Force has stated that nonexchange transactions, such as CIAC, are not within the scope of Topic 606, and, therefore, those transactions or events will continue to be recognized in accordance with other topics. Additionally, the Company is assessing the impact of ASU 2014-09 with regard to recognition of revenue received under infrastructure coordination and financing agreements ("ICFAs") in connection with substantial completion of capital improvements that will increase the capacity of Palo Verde's wastewater reclamation facility. The Company is evaluating whether this update will have an impact on the recognition of ICFA revenue, which is recognized historically at the time wastewater capacity is completed to serve the property for which ICFA revenues were received.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to record a right-of-use asset and corresponding lease obligation for lease arrangements with a term of greater than twelve months. ASU 2016-02 requires additional disclosures about leasing arrangements and requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. This guidance will be effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. For all other entities, the guidance is effective for annual periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. Due to qualifying as an emerging growth company, the Company is required to adopt the ASU on January 1, 2020. The Company does not expect this update to have a material impact on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for public companies for annual periods beginning after December 15, 2016 and interim periods within those annual periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company adopted this accounting standard in the third quarter of 2017 and the adoption did not have a material effect on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current U.S. GAAP and thereby reduce the current diversity in practice. This guidance is effective for public companies for annual periods beginning after December 15, 2017 and interim periods within those annual periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. Due to qualifying as an emerging growth company, the Company is required to adopt the ASU on January 1, 2019. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 instructs entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs (compared to current U.S. GAAP which prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party). The guidance is effective for public companies for annual periods beginning after December 15, 2017 and interim periods within those annual periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. Due to qualifying as an emerging growth company, the Company is required to adopt the ASU on January 1, 2019. The guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”). ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The guidance is effective for public companies for annual periods beginning after December 15, 2017, and interim periods within those annual periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. Due to qualifying as an emerging growth company, the Company is required to adopt the ASU on January 1, 2019. The guidance should be applied using a retrospective transition method for each period presented. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities is a business. Also the amendments provide more consistency in applying the guidance, reducing the costs of application, and make the definition of a business more operable. The guidance is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018, and interim periods with annual periods beginning after December 15, 2019. Due to qualifying as an emerging growth company, the Company is required to adopt the ASU on January 1, 2019. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
2. REGULATORY DECISION AND RELATED ACCOUNTING AND POLICY CHANGES
Our regulated utilities and certain other balances are subject to regulation by the Arizona Corporation Commission ("ACC") and meet the requirements for regulatory accounting found within ASC Topic 980, Regulated Operations.
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
On July 9, 2012, we filed formal rate applications with the ACC to adjust the revenue requirements for seven utilities representing a collective rate increase of approximately 28% over 2011 revenue levels. In August 2013, the Company entered into a settlement agreement with ACC Staff, the Residential Utility Consumers Office, the City of Maricopa, and other parties to the rate case. The settlement required approval by the ACC’s Commissioners before it could take effect. In February 2014, the rate case proceedings were completed and the ACC issued Rate Decision No. 74364, effectively approving the settlement agreement. The rulings of the decision include, but are not limited to, the following:

•
For the Company’s utilities, adjusting for the condemnation of the operations and assets of Valencia and sale of Willow Valley Water Co., Inc. ("Willow Valley"), which occurred in 2015 and 2016, respectively, a collective revenue requirement increase of $3.6 million based on 2011 test year service connections, phased-in over time, with the first increase in January 2015 as follows (in thousands):

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
The Company will account for the portion allocated to the HUF as a CIAC contribution. However, in accordance with the ACC directives the CIAC is not deducted from rate base until the HUF funds are expended for utility plant. Such funds will be segregated in a separate bank account and used for plant. A HUF liability will be established and will be amortized as a reduction of depreciation expense over the useful life of the related plant once the HUF funds are utilized for the construction of plant. For facilities required under a HUF or ICFA, the utilities must first use the HUF moneys received, after which, it may use debt or equity financing for the remainder of construction. The Company will record 30% of the funds received, up until the HUF liability is fully funded, as deferred revenue, which is to be recognized as revenue once the obligations specified within the ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. As of March 31, 2018 and December 31, 2017, ICFA deferred revenue recorded on the consolidated balance sheet totaled $19.7 million, which represents deferred revenue recorded for ICFA funds received on contracts that had become due prior to Rate Decision No. 74364. For ICFA contracts coming due after December 31, 2013, as funding is received 30% will be added to this balance with the remaining 70% recorded to a HUF liability, until the HUF liability is fully funded at which time any funding greater than the HUF liability will be recorded as deferred revenue.
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
3. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at March 31, 2018 and December 31, 2017 consist of the following (in thousands):

	March 31, 2018	December 31, 2017	Average Depreciation Life (in years)
Mains/lines/sewers	$117,418	$117,381	47
Plant	71,698	72,863	25
Equipment	29,725	29,904	10
Meters	12,628	12,693	12
Furniture, fixture and leasehold improvements	371	368	8
Computer and office equipment	603	720	5
Software	241	242	3
Land and land rights	861	861
Other	426	428
Construction work-in-process	53,189	53,591
Total property, plant and equipment	287,160	289,051
Less accumulated depreciation	(74,394)	(75,592)
Net property, plant and equipment	$212,766	$213,459

4. ACCOUNTS RECEIVABLE
Accounts receivable as of March 31, 2018 and December 31, 2017 consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Billed receivables	$1,531	$1,691
Less allowance for doubtful accounts	(177)	(163)
Accounts receivable – net	$1,354	$1,528
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
In March 2017, FATHOM™ completed a round of financing, wherein our ownership percentage was reduced from 8.0% to 7.1% on a fully diluted basis. In conjunction with the recapitalization, the Company's equity interest was adjusted in accordance with ASC 323, Investments-Equity Method and Joint Ventures, wherein we recorded a $243,000 gain for the three months ended March 31, 2017. The adjustment to the carrying value of the FATHOM™ investment was calculated using our proportionate share of FATHOM™'s adjusted net equity. The gain was recorded within other income and expense in our consolidated statement of operations in the first quarter of 2017. The carrying value of the FATHOM™ investment consisted of a balance of $234,000 as of March 31, 2018 and $345,000 as of December 31, 2017, and reflects our initial investment, the adjustments related to subsequent rounds of financing, and our proportionate share of FATHOM™'s cumulative earnings (losses).
We evaluate the FATHOM™ investment for impairment whenever events or changes in circumstances indicate that the carrying value of the FATHOM™ investment may have experienced an “other-than-temporary” decline in value. Since the sale of GWM, the losses incurred on the FATHOM™ investment were greater than anticipated; however, based upon our evaluation of various relevant factors, including the most recent round of financing and the ability of FATHOM™ to achieve and sustain an earnings capacity that would justify the carrying amount of the FATHOM™ investment, we do not believe the FATHOM™ investment to be impaired as of March 31, 2018.
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
6. INTANGIBLE ASSETS
Intangible assets as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532	$—	$1,532	$1,532	$—	$1,532
Intangible trademark	13	—	13	13	—	13
	1,545	—	1,545	1,545	—	1,545
AMORTIZED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(12,154)	5,824	17,978	(12,154)	5,824
Sonoran contract rights	7,406	(2,003)	5,403	7,406	(2,003)	5,403
	25,384	(14,157)	11,227	25,384	(14,157)	11,227
Total intangible assets	$26,929	$(14,157)	$12,772	$26,929	$(14,157)	$12,772
 Acquired ICFAs and contract rights related to our 2005 acquisition of Sonoran Utility Services, LLC assets are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. No amortization was recorded for these balances for the three months ended March 31, 2018 and March 31, 2017.
7. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a shareholder and director of the Company. Medical claims paid to the plan were approximately $62,000 and $90,000 for the three months ended March 31, 2018 and 2017, respectively.
GWM has historically provided billing, customer service, and other support services for the Company’s regulated utilities. Amounts collected by GWM from the Company’s customers that GWM has not yet remitted to the Company are included within the “Due from affiliates” caption on the Company’s consolidated balance sheet. As of March 31, 2018 and December 31, 2017, the unremitted balance totaled $463,000 and $430,000, respectively. Notwithstanding the sale of GWM on June 5, 2013, GWM continues to provide these services to the Company’s regulated utilities under a long-term service agreement. Based on current service connections, annual fees to be paid to GWM for FATHOM™ services will be approximately $1.5 million at a rate of $6.24 per water account/month. For each of the three months ended March 31, 2018 and 2017, the Company incurred FATHOM™ service fees of approximately $0.4 million.
In addition, the Company entered into a services agreement with GWM whereby the Company has agreed to use the FATHOM™ platform for all of its regulated utility services for an initial term of 10 years. The services agreement was amended on November 17, 2016, which extended the term of the contract through December 31, 2026. As part of the amended agreement, the Company reduced the monthly rate per connection from $7.79 per water account/month to $6.24 per water account/month. Additionally, the scope of services was expanded to include a meter replacement program of approximately $11.4 million, wherein the Company replaced a majority of its meter infrastructure. As of March 31, 2018, $10.7 million has been paid to GWM in connection with the meter exchange program.

The services agreement is automatically renewable for successive 10-year periods, unless notice of termination is given prior to any renewal period. The services agreement may be terminated by either party for default only and the termination of the services agreement will also result in the termination of the royalty payments (described below) payable to the Company. Pursuant to the purchase agreement for the sale of GWM, the Company is entitled to quarterly royalty payments based on a percentage of certain of GWM’s recurring revenues for a 10-year period, up to a maximum of $15.0 million. The Company made the election to record these quarterly royalty payments prospectively in income as the amounts are earned. Royalties recorded within other income totaled approximately $108,000 and $92,000 for the three months ended March 31, 2018 and 2017, respectively.
8. ACCRUED EXPENSES
Accrued expenses at March 31, 2018 and December 31, 2017 consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Deferred compensation	$1,666	$2,171
Property taxes	514	989
Meter replacement - related party	717	717
Interest	1,771	468
Dividend payable	464	464
Asset retirement obligation	427	427
Deferred phantom units eligible for exercise	424	—
Other accrued liabilities	1,849	2,016
Total accrued expenses	$7,832	$7,252
9. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.380% Series A 2016, maturing June 2028	$—	$28,750	$—	$28,750
4.580% Series B 2016, maturing June 2036	—	86,250	—	86,250
1.200% WIFA Loan, maturing October 2032	3	41	3	41
4.650% Harquahala Loan, maturing January 2021	5	13	5	15
	8	115,054	8	115,056
OTHER
Capital lease obligations	21	72	—	—
Debt issuance costs	—	(682)	—	(693)
Total debt	$29	$114,444	$8	$114,363
 2016 Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter. The proceeds of the senior secured notes were primarily used to refinance the previously outstanding long-term tax exempt bonds, which were subject to an early redemption option at 103%, plus accrued interest, as a result of the initial public offering of our common stock in May 2016 (the "U.S. IPO"). As part of the refinancing of the long-term debt, the Company paid a prepayment penalty of $3.2 million and wrote off the remaining $2.2 million in capitalized loan fees related to the tax exempt bonds, which were recorded as additional interest expense in the second quarter of 2016. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions.

The senior secured notes require the Company maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of March 31, 2018, the Company was in compliance with its financial debt covenants.
Eagletail Loans
In May 2017, the Company acquired Eagletail. As part of the acquisition, the Company assumed two unsecured loans held by Eagletail. These loans are payable to the Water Infrastructure Finance Authority of Arizona ("WIFA") and Harquahala Valley Community Benefits Foundation ("Harquahala"). Refer to the table above for carrying balances as of March 31, 2018. The WIFA loan bears an interest rate of 1.20% over a 20-year term, while the Harquahala loan bears an interest rate of 4.65% over a 15-year term.
At March 31, 2018, the remaining aggregate annual maturities of debt and minimum lease payments under capital lease obligations for the years ended December 31 are as follows (in thousands):

	Debt	Capital Lease Obligations
2018	$6	$21
2019	8	27
2020	9	27
2021	1,922	27
2022	3,836	5
Thereafter	109,281	—
Subtotal	115,062	107
Less: amount representing interest	—	(14)
Total	$115,062	$93
At March 31, 2018, the outstanding principal value of the non-current portion of long-term debt was $115.1 million, with an estimated fair value of $112.5 million. At December 31, 2017, the carrying value of the non-current portion of long-term debt was $115.1 million, with an estimated fair value of $115.7 million. The fair value of our debt was estimated based on interest rates considered available for instruments of similar terms and remaining maturities.
10. INCOME TAXES
During the three months ended March 31, 2018, the Company recorded a tax expense of $141,000 on a pre-tax income of $461,000, compared to a tax expense of $170,000 on a pre-tax income of $359,000 for the three months ended March 31, 2017. The income tax provision was computed based on the Company’s estimated effective tax rate, reflective of the TCJA new federal rates, and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items.
11. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.
2016 stock option grant
In May 2016, GWRI’s Board of Directors granted stock options to acquire 325,000 shares of GWRI’s common stock to the members of the board. The options were granted with an exercise price of $7.50, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on May 20, 2016. The options vest over a two-year period, with 50% vesting in May 2017 and 50% vesting in May 2018. The options have a three-year life. The Company will expense the $348,000 fair value of the stock option grant ratably over the two-year vesting period in accordance with ASC 323. Stock-based compensation expense of $43,000 was recorded in each of the three months ended March 31, 2018 and 2017. As of March 31, 2018, 50,000 options have been exercised with 275,000 outstanding.

2017 stock option grant
In August 2017, GWRI's Board of Directors granted stock options to acquire 465,000 shares of GWRI's common stock to employees throughout the Company. The options were granted with an exercise price of $9.40, the market price of the Company's common shares on the NASDAQ Global Market at the close of business on August 10, 2017. The options vest over a four-year period, with 25% vesting in August 2018, 25% vesting in August 2019, 25% vesting in August 2020, and 25% vesting in August 2021. The options have a 10-year life. The Company will expense the remaining $1.1 million fair value of the stock option grant ratably over the four-year vesting period in accordance with ASC 323. Stock-based compensation expense of $54,000 was recorded for three months ended March 31, 2018. As of March 31, 2018, 51,000 options have been forfeited with 409,400 outstanding.
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
PSUs are accounted for as liability compensatory awards under ASC 710, Compensation – General, rather than as equity awards. PSU awards are remeasured each period and a liability is recorded equal to GRWI’s closing share price as of the balance sheet date multiplied by the number of units vested and outstanding. The value of the benefits is recorded as an expense in the Company’s financial statements over the related vesting period. Vesting occurs ratably over 12 consecutive quarters beginning in the period granted. The following table details total awards granted and the number of units outstanding as of March 31, 2018 along with the amounts paid to holders of the PSUs for the three months ended March 31, 2018 and 2017 (in thousands, except unit amounts):

			Amounts Paid For the Three Months Ended March 31,
Grant Date	Units Granted	Units Outstanding	2018	2017
Q1 2015	28,828	—	$22	$22
Q1 2016	34,830	11,610	27	26
Q1 2017	22,712	15,141	17	—
Q1 2018	30,907	30,907	$—	$—
Total	117,277	57,658	$66	$48
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

The following table details the recipients of the SARs awards, the grant date, units granted, exercise price, outstanding shares as of March 31, 2018 and amounts paid during the three months ended March 31, 2018 and 2017 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Three Months Ended March 31,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2018	2017
Key Executive (1)(3)	Q3 2013	100,000	$1.59	—	$166	$181
Key Executive (1)(4)	Q4 2013	100,000	$2.69	—	183	154
Members of Management (1)(5)	Q1 2015	299,000	$4.26	183,000	—	—
Key Executives (2)(6)	Q2 2015	300,000	$5.13	300,000	—	—
Members of Management (1)(7)	Q3 2017	103,000	$9.40	103,000	—	—
Members of Management (1)(8)	Q1 2018	33,000	$8.99	33,000	—	—
Total		935,000		619,000	$349	$335

(1)	The SARs vest ratably over sixteen quarters from the grant date.

(2)	The SARs vest over sixteen quarters, vesting 20% per year for the first three years, with the remainder, 40%, vesting in year four.

(3)	The exercise price was determined by taking the weighted average GWRC share price of the five days prior to the grant date of July 1, 2013.

(4)	The exercise price was determined by taking the weighted average GWRC share price of the 30 days prior to the grant date of November 14, 2013.

(5)	The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of February 11, 2015.

(6)	The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of May 8, 2015.

(7)	The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of August 10, 2017.

(8)	The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of March 12, 2018.
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
For the three months ended March 31, 2018 and 2017, the Company recorded approximately $0.2 million of income and $0.2 million of compensation expense related to the PSUs and SARs, respectively. Based on GWRI’s closing share price on March 29, 2018, deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
2018	$197	$636
2019	$159	$215
2020	91	82
2021	—	67
2022	—	5
Total	$447	$1,005

12. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Supplemental cash flow information:
Cash paid for interest	$2	$8
Cash paid for GWRC tax liability	$—	$125
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$1,069	$4,839
Equity method investment gain on recapitalization of FATHOM™	$—	$243
13. COMMITMENTS AND CONTINGENCIES
Commitments
Prior to the sale of GWM, we leased certain office space in Arizona under operating leases with terms that expired in February 2016. The operating lease agreements were between GWM and the landlord. Accordingly, effective June 2013 through February 2016, the Company was not a party under the lease agreements. GWRI subleased a portion of the office space covered under the GWM lease agreements. In February 2016, the Company entered into a three-year lease agreement with the landlord to occupy the same space previously subleased under GWM's lease agreements, inclusive of necessary facility upgrades. Beginning in March 2016, the Company began recording approximately $8,000 in monthly rent expense related to the new agreement. Rent expense arising from the operating leases totaled approximately $24,000 and $25,000 for the three months ended March 31, 2018 and 2017, respectively.
Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect our financial position, results of operations, or cash flows.

14. SUBSEQUENT EVENTS

Line of Credit

On April 20, 2018, the Company entered into an agreement with MidFirst Bank, a federally chartered savings association, for a two-year revolving line of credit up to $8.0 million. The credit facility, which will be used for acquisitions and general corporate purposes, will bear an interest rate of LIBOR plus 2.25%.

Definitive Agreement to Purchase Turner Ranches Water and Sanitation Company

On April 25, 2018, the Company signed a definitive agreement to acquire Turner Ranches Water and Sanitation Company ("Turner"), a non-potable irrigation water utility in Mesa, Arizona for a purchase price of $2.8 million. Turner currently has 960 residential irrigation connections and approximately seven square miles of service area, including three golf courses. The acquisition is expected to close in the second quarter of 2018, subject to customary closing conditions and regulatory approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations relates to the three months ended March 31, 2018 and should be read together with the condensed consolidated financial statements and accompanying notes included herein, as well as our audited annual financial statements and associated management’s discussion, which are available within our Annual Report on Form 10-K for the year ended December 31, 2017 available on our Company’s profile on the Securities and Exchange Commission (“SEC”) website, www.sec.gov.
Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this management’s discussion and analysis are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward-looking statements include future estimates described in “Business Outlook”, "Factors Affecting our Results of Operations," and “Liquidity and Capital Resources”. These forward-looking statements reflect management’s current expectations regarding GWRI’s future growth, results of operations, performance and business prospects and opportunities and other future events and speak only as of the date of this management’s discussion and analysis. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not or the times at or by which such performance or results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC, as updated from time to time in our subsequent filings with the SEC. Although the forward-looking statements contained in this management’s discussion and analysis are based upon what management believes to be reasonable assumptions, investors cannot be assured that actual results will be consistent with these forward-looking statements, and the differences may be material. These forward-looking statements are made as of the date of this management’s discussion and analysis and GWRI assumes no obligation to update or revise them to reflect new events or circumstances, except as required by applicable law.
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
Business Outlook
2017 and the first quarter of 2018 continued the trend of positive growth in new connections. According to the 2010 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) is the 14th largest MSA in the U.S. and had a population of 4.2 million, an increase of 29% over the 3.3 million people reported in the 2000 Census. Metropolitan Phoenix continues to grow due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix Metro will have a population of 4.9 million people by 2020 and 6.8 million by 2040. During the twelve months ended March 31, 2018, Arizona’s employment rate improved by 3.3%, ranking the state in the top five nationally for job growth.
Also, according to the W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus Panel, most sectors of real estate are expected to experience improved growth with industrial and retail sectors also expected to experience improved occupancy rates. For Maricopa County and Pinal County combined, the W.P. Carey School of Business, using U.S. Census data, reported that single family housing permits were approximately 20,695 units for 2017.
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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, increased 1,873 connections, or 4.9%, from a total of 38,290 as of March 31, 2017 to 40,163 as of March 31, 2018, an annualized increase of approximately 5.5%. This increase is due primarily to the positive growth in new connections.
As of March 31, 2018, we have 39,542 active service connections compared to 37,687 active service connections as of March 31, 2017, an increase of 1,855, or 4.9%. As with the increase in total service connections, the increase is due primarily to the growth in new connections as well as re-establishing connections on existing homes. Approximately 98.8% of the 39,542 active service connections are serviced by our Global Water - Santa Cruz Water Company, LLC (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, LLC (“Palo Verde”) utilities as of March 31, 2018.
The graph below presents the historical change in active and total connections for our ongoing operations, adjusting for the July 2015 condemnation of the assets and operations of Valencia Water Company, Inc. ("Valencia") and the May 2016 sale of Willow Valley Water Co., Inc. ("Willow Valley").

During the economic downturn beginning in 2008, our utilities experienced an increase in the number of vacant homes, reaching a peak of 4,020 vacant connections as of February 28, 2009, approximately 11.2% of our total connections at the time; however, the negative trend began to reverse thereafter with the number of vacant homes decreasing to 621 or 1.5% of total connections as of March 31, 2018.
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
We are required to file rate cases with the ACC to obtain approval for a change in rates. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. In normal conditions, it would not be uncommon to see us file for a rate increase every three years based on year one being the test year, year two being the rate case filing year, and year three being the rate case award year. However, based on our settlement with the ACC and extended new rate phase-in period, we will not be initiating the next rate case on this timeline. Moving forward, we will continue to analyze all factors that drive the requirement for increased revenue, including our rate of investment and recurring expenses, and determine the appropriate test year for a future rate case. See “—Rate Case Activity” for additional information.
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
Economic Environment
The growth of our customer base depends almost entirely on the success of developers in developing residential and commercial properties within our service areas. Real estate development is a cyclical industry and development in our service areas is contingent upon construction or acquisition of major public improvements, such as arterial streets, drainage facilities, telephone and electrical facilities, recreational facilities, street lighting, and local in-tract improvements (e.g., site grading). Many of these improvements are built by municipalities with public financing, and municipal resources and access to capital may not be sufficient to support development in areas of rapid population growth.
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
 We have made significant capital investments in our territories within the last fourteen years, and because the infrastructure is new, we do not expect comparable capital investments to be required in the near term, either for growth or to maintain the existing infrastructure. Nevertheless, we have an established capital improvement plan to make targeted capital investments to repair and replace existing infrastructure as needed, address operating redundancy requirements, and improve our overall financial performance, by lowering expenses and increasing revenue. Additionally, to reduce our deferred tax liability of approximately $19.4 million resulting from the gain on the condemnation of the operations and assets of Valencia, we have substantially completed the planned investments within our capital improvement plan that we determined will qualify under the Internal Revenue Code §1033 re-investment criteria pursuant to a favorable Private Letter Ruling with the Internal Revenue Service. See “—Corporate Transactions—Private Letter Ruling” for additional information.

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
Weather and Seasonality
Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Drought, overuse of sources of water, the protection of threatened species or habitats, or other factors may limit the availability of ground and surface water. Also, customer usage of water and recycled water is affected by weather conditions, particularly during the summer. Our water systems generally experience higher demand in the summer due to the warmer temperatures and increased usage by customers for irrigation and other outdoor uses. However, summer weather that is cooler or wetter than average generally suppresses customer water demand and can have a downward effect on our operating revenue and operating income. Conversely, when weather conditions are extremely dry, our business may be affected by government-issued drought-related warnings and/or water usage restrictions that would artificially lower customer demand and reduce our operating revenue. The limited geographic diversity of our service areas makes the results of our operations more sensitive to the effect of local weather extremes. The second and third quarters of the year are generally those in which revenues are highest. Accordingly, interim results should not be considered representative of the results of a full year.
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
We now account for the portion of future payments received under these agreements allocated to HUF liability as CIAC. However, from the regulator’s perspective, HUFs do not impact rate base until the related funds are expended. These funds are segregated in a separate bank account and used to construct plant assets. The HUF liability is to be relieved once the funds are used for the construction of plant. For facilities required under a hook-up fee or ICFA, we must first use the HUF funds received, after which we may use debt or equity financing for the remainder of construction. The deferred revenue portion of these fees is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. We expect to recognize revenue during 2018 based on planned additional capacity to be added.
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
Corporate Transactions
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
Sale of Loop 303 Contracts
In September 2013, we entered into an agreement to sell certain wastewater facilities main extension agreements and offsite water management agreements for the contemplated Loop 303 service area, along with their related rights and obligations (which we refer to collectively as the “Loop 303 Contracts”), relating to the 7,000-acre territory within a portion of the western planning area of the City of Glendale, Arizona known as the “Loop 303 Corridor.” Pursuant to the agreement, we sold the Loop 303 Contracts to EPCOR for total proceeds of approximately $4.1 million ($3.1 million of which has been received as of December 31, 2017), which will be paid to us over a multi-year period. Receipt of the remaining proceeds will occur and be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners of the Loop 303 Corridor. As part of the consideration, we agreed to complete certain engineering work required in the offsite water management agreements, which we completed in 2013, thereby satisfying our remaining obligations relating to the Loop 303 Contracts. In April 2015, we received proceeds of approximately $296,000 related to the sale of the Loop 303 Contracts. As of March 31, 2018, proceeds of $1.0 million remain outstanding, and when received will be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners.
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
Pursuant to Internal Revenue Code §1033, the Company would have been able to defer the gain on condemnation through the end of 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018, which the IRS approved on August 8, 2017. Following the approval of the extension, the Company has slightly modified the timing of certain planned investments within its capital improvement plan in accordance with Internal Revenue Code §1033. Accordingly, the Company substantially completed these investments in 2017, with the remaining improvements to be completed in the first half of 2018. As a result of the Private Letter Ruling, the Company increased capital expenditures in 2017 as compared to recent years, and expects corresponding reductions to occur in 2018, 2019, and beyond. As of March 31, 2018, our deferred tax liability relating to the condemnation was approximately $6.8 million. We plan to file another extension during 2018 which, if approved, will defer the gain to the end of 2019.

Acquisition of Eagletail Water Company
On May 15, 2017, the Company acquired Eagletail Water Company ("Eagletail") for approximately $80,000. At the time of acquisition, Eagletail, a small water utility located west of metropolitan Phoenix, added approximately 55 active water connections and eight square miles of approved service area to Global Water’s existing regional service footprint.
Recent Events
ACC Tax Docket
On December 20, 2017, the ACC opened a docket to address the utility ratemaking implication of the Federal Tax Cuts and Jobs Act (the “TCJA”).  Numerous companies, including GWRI’s regulated utilities, filed comments on or before January 22, 2018.  The ACC subsequently held a workshop regarding the tax issue on January 31, 2018, and then discussed and approved an order on February 6, 2018.  The order requires all utilities in Arizona to “apply regulatory accounting treatment which, includes the use of regulatory assets and regulatory liabilities, to address all impacts from the enactment of the TCJA.” The order also orders specified utilities on “Attachment A” to make one of the following three types of filings by April 7, 2018, “1) file an application for a tax expense adjustor mechanism, 2) file an intent to file a rate case within 90 days, or 3) any such other application to address rate making implications of the TCJA”.  All of our currently operating regulated utilities are listed on Attachment A (with the exception of Eagletail).  We filed a proposal for a tax expense adjustor mechanism with the ACC on April 9, 2018.  The proposal is in the process of being reviewed by the ACC and the ACC will issue an order approving, modifying, or rejecting the proposals.  It is not clear what actions the ACC will ultimately take with regard to our regulated utilities. The ACC is considering the impact for regulated utilities, as it is expected that certain effects of the TCJA add to rate base and others reduce rate base. On May 1, 2018, the ACC Chairman filed a letter in the ACC’s docket concerning the TCJA, stating that “it appears that there may be some unintended consequences related to the tax treatment of contributions in aid of construction (“CIAC”) and advances in aid of construction (“AIAC”)” and that “[i]t is my intent that the Commission wait to move forward on adversely affected water and wastewater companies until we find a balanced approach.” At this point, it is not clear what action the ACC will take regarding the TCJA issues. As a result, we cannot determine the effect of the TCJA on currently enacted rates.
Line of Credit
On April 20, 2018, we entered into an agreement with MidFirst Bank, a federally chartered savings association, for a two-year revolving line of credit up to $8.0 million. The credit facility, which will be used for acquisitions and general corporate purposes, will bear an interest rate of LIBOR plus 2.25%.
Definitive Agreement to Purchase Turner Ranches Water and Sanitation Company
On April 25, 2018, we signed a definitive agreement to acquire Turner Ranches Water and Sanitation Company ("Turner"), a non-potable irrigation water utility in Mesa, Arizona for the purchase price of $2.8 million. Turner currently has 960 residential irrigation connections and approximately seven square miles of service area, including three golf courses. The acquisition is expected to close in the second quarter of 2018, subject to customary closing conditions and regulatory approval.
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

Comparison of Results of Operations for the Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2018	2017
Revenues	$7,425	$6,791
Operating expenses	6,061	5,690
Operating income	1,364	1,101
Total other expense	(903)	(742)
Income before income taxes	461	359
Income tax expense	(141)	(170)
Net income	$320	$189

Basic earnings per common share	$0.02	$0.01
Diluted earnings per common share	$0.02	$0.01
Revenues – The following table summarizes our revenues for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Water services	$3,115	$2,785
Wastewater and recycled water services	4,297	3,988
Unregulated revenues	13	18
Total revenues	$7,425	$6,791

Total revenues increased $634,000, or 9.3%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in revenue reflects the 4.9% increase in active service connections combined with the increase in rates related to Rate Decision No. 74364 in February 2014 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Water Services – Water services revenue increased $330,000, or 11.8%, to $3.1 million for the three months ended March 31, 2018 compared to $2.8 million for the three months ended March 31, 2017.
Water services revenue based on consumption increased by $253,000, or 31.8%, to $1.1 million for the three months ended March 31, 2018 compared to $798,000 for the three months ended March 31, 2017. The increase in consumption revenue was primarily driven by an increase in rates related to Rate Decision No. 74364, coupled with increased consumption and connection growth for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Active water connections increased 5.0% to 20,128 as of March 31, 2018 from 19,162 as of March 31, 2017, primarily due to the growth in our service areas.
Water consumption increased 16.5% to 411 million gallons for the three months ended March 31, 2018 from 352 million gallons for the three months ended March 31, 2017. The increase in consumption was primarily related to an increase in residential consumption.
Water services revenue, excluding miscellaneous charges associated with the basic service charge, increased $103,000, or 5.6%, to $2.0 million for the three months ended March 31, 2018 compared to $1.8 million for the three months ended March 31, 2017. The increase resulted from an increase in active service connections, combined with an increase in rates related to Rate Decision No. 74364.

Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $309,000, or 7.7%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in wastewater and recycled water services revenue was comprised of a $256,000 increase in wastewater services revenue combined with a $53,000 increase in recycled water services revenue for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in wastewater services revenue reflects the increase in active wastewater connections, which increased 4.8% to 19,414 as of March 31, 2018 from 18,525 as of March 31, 2017, as well as the increase in rates related to Rate Decision No. 74364.
Recycled water services revenue, which is based on the number of gallons delivered, increased $53,000, or 57.0%, to $145,000 for the three months ended March 31, 2018 compared to $92,000 for the three months ended March 31, 2017. The increase in recycled water services revenue was primarily related to the increase in recycled water consumption, coupled with an increase in recycled water rates related to Rate Decision No. 74364. The volume of recycled water delivered increased 34 million gallons, or 42.3%, to 113 million gallons for the three months ended March 31, 2018 compared to 80 million gallons for the three months ended March 31, 2017. Recycled water rates increased 10.3% per Rate Decision No. 74364 compared to 2017.
Operating Expenses – The following table summarizes our operating expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Operations and maintenance	$1,509	$1,474
Operations and maintenance - related party	356	360
General and administrative	2,397	2,210
Depreciation	1,799	1,646
Total operating expenses	$6,061	$5,690

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, increased $35,000, or 2.4%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Property tax expense increased $42,000, or 8.9%, to $514,000 for the three months ended March 31, 2018 compared to $472,000 for the three months ended March 31, 2017. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues. As revenues increase, we expect that property taxes will increase.
Total personnel expenses increased $19,000, or 4.7%, to $424,000 for the three months ended March 31, 2018 compared to $405,000 for the three months ended March 31, 2017, primarily due to an increase in salaries and bonus partially offset by a decrease in medical insurance for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Repairs and maintenance expense decreased $28,000, or 40.6%, to $41,000 for the three months ended March 31, 2018 compared to $69,000 for the three months ended March 31, 2017. The decrease in repair and maintenance expense was primarily attributed to work performed as part of the accelerated capital expenditure plan. Refer to "— Corporate Transactions — Private Letter Ruling" for additional information. The addition of assets added through the plan has reduced the repair and maintenance requirements.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $187,000, or 8.5%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Personnel and related expenses increased $243,000, or 34.0%, to $958,000 for the three months ended March 31, 2018, compared to $715,000 for the three months ended March 31, 2017. The increase was primarily related to increases in salaries and bonus, coupled with a one-time severance payment, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Professional fees increased $170,000, or 35.7%, to $646,000 for the three months ended March 31, 2018, compared to $476,000 for the three months ended March 31, 2017. The increase was primarily related to expenses associated with contemplated acquisition targets and the TCJA analysis performed during the three months ended March 31, 2018.

Deferred compensation expense decreased $210,000, or 119.3%, to income of $34,000 for the three months ended March 31, 2018, compared to an expense of $176,000 for the three months ended March 31, 2017. The decrease was primarily related to a forfeiture of stock appreciation rights, slightly offset by the increase in expense related to a 2017 stock option grant.
Regulatory expense decreased $36,000, or 73.5%, to $13,000 for the three months ended March 31, 2018, compared to $49,000 for the three months ended March 31, 2017, primarily due to the full amortization of the rate case expenses ending in 2017.
Depreciation – Depreciation expense increased $153,000, or 9.3%, to $1.8 million for the three months ended March 31, 2018 compared to $1.6 million for the three months ended March 31, 2017. The increase in depreciation expense was primarily due to an increase in fixed assets associated with the accelerated capital expenditure plan relating to the previously discussed Private Letter Ruling.
Other Income (Expense) – Other expense totaled $903,000 for the three months ended March 31, 2018 compared to other expense of $742,000 for the three months ended March 31, 2017. The increase of $161,000 in other expense was primarily attributed to a $216,000 change in Other – related party income (expense) coupled with a decrease in the Valencia earnout of $72,000. These income reductions were partially offset by a decrease in interest expense of $80,000. Additionally, we recognized $41,000 in gain of disposal of assets for the three months ended March 31, 2018, compared to a loss on disposal of assets of $4,000 for the three months ended March 31, 2017. The Valencia earnout consists of $3,000 for each new water meter installed within Valencia Water Company’s prior service areas. This decrease was primarily driven by slowed growth in our former service territory.
Other – related party income (expense) changed $216,000 to an expense of $2,000 for the three months ended March 31, 2018 compared to income of $214,000 for the three months ended March 31, 2017. Other related party income (expense) includes royalty income based upon a percentage of certain FATHOM™ recurring revenue combined with the equity method gains and losses associated with our equity method investment in FATHOM™. The change in other related party income (expense) was primarily driven by the equity method loss recorded on our investment in FATHOM™ of $110,000 for the three months ended March 31, 2018 compared to income of $122,000 for the three months ended March 31, 2017. See Note 5 – “Equity Method Investment” to the condensed consolidated financial statement in Part I, Item 1 of this report for additional information.
Income Tax Expense – Income tax expense decreased $29,000 to $141,000 for the three months ended March 31, 2018 compared to $170,000 for the three months ended March 31, 2017. The decrease was driven by a decrease in the corporate tax rate, partially offset by an increase in pretax income for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Net Income – Net income totaled $320,000 for the three months ended March 31, 2018 compared to net income of $189,000 for the three months ended March 31, 2017. The $131,000 increase was primarily attributed to the $263,000 increase in operating income, partially offset by the $161,000 increase in other expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Outstanding Share Data
As of May 7, 2018, there were 19,631,266 shares of our common stock outstanding and options to acquire an additional 684,400 shares of our common stock outstanding.
Liquidity and Capital Resources
Our capital resources are provided by internally generated cash flows from operations as well as debt and equity financing. Additionally, our regulated utility subsidiaries receive advances and contributions from customers, home builders, and real estate developers to partially fund construction necessary to extend service to new areas. We use our capital resources to:

•	fund operating costs;

•	fund capital requirements, including construction expenditures;

•	pay dividends;

•	fund acquisitions;

•	make debt and interest payments; and

•	invest in new and existing ventures.

Our utility subsidiaries operate in rate-regulated environments in which the amount of new investment recovery may be limited. Such recovery will take place over an extended period of time because recovery through rate increases is subject to regulatory lag.
As of March 31, 2018, we have no notable near-term cash expenditures or debt obligations. While specific facts and circumstances could change, we believe that we have sufficient cash on hand and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan as well as remain in compliance with our debt covenants for at least the next twelve months.
In March 2014, we initiated a dividend program to declare and pay a monthly dividend. On November 9, 2017, we announced a monthly dividend increase from $0.02306 per share ($0.27672 per share annually) to $0.023625 per share ($0.2835 per share annually). Although we expect monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of our board of directors and is subject to legal requirements and debt service ratio covenant requirements (refer to “—Senior Secured Notes").
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
For the three months ended March 31, 2018, our net cash provided by operating activities totaled $4.0 million compared to $2.1 million for the three months ended March 31, 2017. The $1.9 million change in cash from operating activities was primarily driven by the decrease in payments related to accounts payable for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily property taxes.
Cash Used In Investing Activities
Our net cash used in investing activities totaled $1.1 million for the three months ended March 31, 2018 compared to $6.5 million for the three months ended March 31, 2017. The $5.4 million change in cash used in investing activities was primarily driven by a decrease in capital expenditures of $5.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
We continue to invest capital prudently in our existing, core service areas where we are able to deploy our Total Water Management model as service connections grow. This includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. Capital expenditures increased in 2017 as compared to recent years as a result of our decision to accelerate certain capital expenditures within our capital improvement plan related to the Private Letter Ruling (refer to “—Corporate Transactions—Private Letter Ruling”). Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.
Cash Used In Financing Activities
Our net cash used in financing activities totaled $1.2 million for the three months ended March 31, 2018, a $0.1 million change as compared to the $1.3 million in cash used in financing activities for the three months ended March 31, 2017. This change was primarily driven by an increase in AIAC receipts coupled with a decrease in principal payments made under capital leases, partially offset by an increase in dividends paid for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.
Senior Secured Notes
On June 24, 2016, we issued two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter. The proceeds of the senior secured notes were primarily used to refinance the previously held long-term tax exempt bonds, pursuant to an early redemption option at 103%, plus accrued interest, as a result of the initial public offering of our common stock in May 2016.

The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of March 31, 2018, the Company was in compliance with its financial debt covenants.
Line of Credit
On April 20, 2018, the Company entered into a loan agreement ("Loan Agreement") with MidFirst Bank, a federally chartered savings association, on the terms and subject to conditions set forth in the Loan Agreement, for a revolving credit facility in the maximum principal amount of $8.0 million. The Company intends to use the proceeds for future acquisitions and general corporate purposes.
Borrowings under the Loan Agreement will bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.25%. The scheduled maturity date is April 30, 2020, subject to certain prepayment requirements upon change of control.
The Loan Agreement contains a debt service coverage ratio financial maintenance covenant and contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments; engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants are subject to various qualifications and limitations as set forth in the Loan Agreement. Pursuant to the Loan Agreement, the revolving credit facility will be subject to certain customary events of default after which the revolving credit facility may be declared due and payable if not cured within the grace period or, in certain circumstances, may be declared due and payable immediately.
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
There have been no significant changes to our critical accounting policies from those disclosed under “Managements’ Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Judgments, and Estimates” in our most recent Annual Report on Form 10-K filed with the SEC on March 9, 2018.
Off Balance Sheet Arrangements
As of March 31, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements.

Contractual Obligations
The following table summarizes our contractual cash obligations as of March 31, 2018 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt obligations	$115,064	$8	$18	$5,757	$109,281
Interest on long-term debt (2)	67,218	5,212	10,423	10,288	41,295
Capital lease obligations	93	21	47	25	—
Interest on capital lease	14	6	7	1	—
Operating lease obligations	164	116	43	5	—
FATHOM™ purchase obligations(3)	717	717	—	—	—
Total (1)	$183,270	$6,080	$10,538	$16,076	$150,576

(1)
In addition to these obligations, the Company pays annual refunds on AIAC over a specific period of time based on operating revenues generated from developer-installed infrastructure. The refund amounts are considered an investment in infrastructure and eligible for inclusion in future rate base. These refund amounts are not included in the above table because the refund amounts and timing are dependent upon several variables, including new customer connections, customer consumption levels, and future rate increases, which cannot be accurately estimated. Portions of these refund amounts are payable annually over the next two decades, and amounts not paid by the contract expiration dates become nonrefundable and are transferred to contributions in aid of construction.

(2)	Interest on the long-term debt is based on the fixed rates of the Company’s senior secured notes.

(3)
The Company entered into an agreement with FATHOM™ to replace a majority of its meter infrastructure in 2017. This project was completed in 2017. The final amount to be paid is subject to finalizing contractual terms of the agreement. Refer to Note 7 – “Transactions with Related Parties” of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices, and interest rates. The Company uses fixed-rate long-term debt to reduce the risk from interest rate fluctuations. Although the Company’s long-term debt is based on fixed rates, changes in interest rates could impact the fair market value of the Company’s long-term debt.  As of March 31, 2018, the fair market value of the Company’s long-term debt was $112.5 million.  For additional information about the Company’s long-term debt, see Note 9 – “Debt” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may, from time to time, be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. To our knowledge, we are not involved in any legal proceeding which is expected to have a material effect on us.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10‑K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended March 31, 2018.
b) Use of Proceeds
None.
c) Issuer Purchases of Equity Securities
None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

2.1.1	Arrangement Agreement	Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed January 19, 2016.

2.1.2	Plan of Arrangement	Incorporated by reference to Exhibit 2.1.2 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed April 13, 2016.

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 4, 2016.

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed May 4, 2016.

10.1	Full Waiver and Release of all Claims, dated as of February 20, 2018, by and between Global Water Resources, Inc. and Jeffrey Risenmay*	Filed herewith.

10.2	Independent Contractor Agreement, dated as of February 20, 2018, by and between Global Water Resources, Inc. and Jeffrey Risenmay*	Filed herewith (included as Exhibit 1 in Exhibit 10.1).

10.3	Fourth Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2018.

10.4	Third Amendment to Global Water Resources, Inc. Stock Option Plan*	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2018.

10.5	Loan Agreement, dated April 20, 2018, by and between Global Water Resources, Inc. and MidFirst Bank	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.6	Guaranty Agreement, dated as of April 20, 2018, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.7	Guaranty Agreement, dated as of April 20, 2018, by West Maricopa Combine, LLC	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.8	Pledge and Security Agreement, dated as of April 20, 2018, by and between Global Water Resources, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.9	Pledge and Security Agreement, dated as of April 20, 2018, by and between Global Water, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.10	Pledge and Security Agreement, dated as of April 20, 2018, by and between West Maricopa Combine, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.11
Amendment No. 2 to Note Purchase Agreement dated May 20, 2016 and Amendment No. 1 to Security Agreements dated as of June 24, 2016, dated April 18, 2018, by and among Global Water Resources, Inc., Global Water, LLC, West Maricopa Combine, LLC, U.S. Bank, National Association, as collateral agent, and the noteholders party thereto
Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
________________________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Water Resources, Inc.

Date:	May 9, 2018	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial Officer)