Form 10-Q
period 2018-06-30
Global Water Resources, Inc.
filed 2018-08-09
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 6, 2018, the registrant had 21,455,593 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	287,564	289,051
Less accumulated depreciation	(74,830)	(75,592)
Net property, plant and equipment	212,734	213,459
CURRENT ASSETS:
Cash and cash equivalents	3,778	5,248
Accounts receivable — net	1,705	1,528
Due from affiliates	404	430
Accrued revenue	2,135	1,759
Prepaid expenses and other current assets	769	700
Total current assets	8,791	9,665
OTHER ASSETS:
Goodwill	1,743	—
Intangible assets — net	12,772	12,772
Regulatory asset	1,871	1,871
Bond service fund and other restricted cash	484	436
Equity method investment	185	345
Other noncurrent assets	59	20
Total other assets	17,114	15,444
TOTAL ASSETS	238,639	238,568
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	523	321
Accrued expenses	7,482	7,252
Customer and meter deposits	1,374	1,395
Long-term debt and capital leases — current portion	39	8
Total current liabilities	9,418	8,976
NONCURRENT LIABILITIES:
Long-term debt and capital leases	114,472	114,363
Deferred revenue - ICFA	17,358	19,746
Regulatory liability	8,842	8,463
Advances in aid of construction	63,107	62,725
Contributions in aid of construction — net	4,339	4,425
Deferred income tax liabilities, net	3,966	3,114
Acquisition liability	934	934
Other noncurrent liabilities	615	962
Total noncurrent liabilities	213,633	214,732
Total liabilities	223,051	223,708
Commitments and contingencies (Refer to Note 14)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 19,756,266 and 19,631,266 shares issued as of June 30, 2018 and December 31, 2017, respectively.	197	196
Treasury Stock, 20,673 and no shares at June 30, 2018 and December 31, 2017, respectively.	—	—
Paid in capital	12,439	14,288
Retained earnings	2,952	376
Total shareholders' equity	15,588	14,860
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	238,639	238,568
See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Water services	$3,916	$3,897	$7,031	$6,682
Wastewater and recycled water services	4,518	4,230	8,815	8,218
Unregulated revenues	2,404	18	2,417	36
Total revenues	10,838	8,145	18,263	14,936

OPERATING EXPENSES:
Operations and maintenance	1,621	1,451	3,130	2,925
Operations and maintenance - related party	404	365	760	725
General and administrative	2,820	2,809	5,217	5,019
Depreciation	1,889	1,808	3,688	3,454
Total operating expenses	6,734	6,433	12,795	12,123
OPERATING INCOME	4,104	1,712	5,468	2,813

OTHER INCOME (EXPENSE):
Interest income	8	6	15	10
Interest expense	(1,304)	(1,305)	(2,535)	(2,617)
Other	154	336	477	688
Other - related party	60	(33)	58	181
Total other expense	(1,082)	(996)	(1,985)	(1,738)

INCOME BEFORE INCOME TAXES	3,022	716	3,483	1,075
INCOME TAX EXPENSE	(766)	(291)	(907)	(461)
NET INCOME	$2,256	$425	$2,576	$614

Basic earnings per common share	$0.11	$0.02	$0.13	$0.03
Diluted earnings per common share	$0.11	$0.02	$0.13	$0.03
Dividends declared per common share	$0.07	$0.07	$0.14	$0.14

Weighted average number of common shares used in the determination of:
Basic	19,640,295	19,589,782	19,635,805	19,585,548
Diluted	19,683,072	19,646,448	19,676,827	19,633,269

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2017	19,631,266	$196	—	$—	$14,288	$376	$14,860
Dividend declared $0.14 per share	—	—	—	—	(2,786)	—	(2,786)
Treasury Stock	—	—	(20,673)	—	—	—	—
Stock option exercise	125,000	1	—	—	749	—	750
Stock compensation	—	—	—	—	188	—	188
Net income	—	—	—	—	—	2,576	2,576
BALANCE - June 30, 2018	19,756,266	$197	(20,673)	$—	$12,439	$2,952	$15,588

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,576	$614
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	595	1,082
Depreciation	3,688	3,454
Amortization of deferred debt issuance costs and discounts	22	22
Loss on equity investment	160	5
Other (gains) and losses	(28)	5
Provision for doubtful accounts receivable	(3)	55
Deferred income tax expense	852	396
Changes in assets and liabilities
Accounts receivable	(53)	(256)
Other current assets	(420)	(771)
Accounts payable and other current liabilities	(148)	(951)
Other noncurrent assets	—	55
Other noncurrent liabilities	(1,942)	(32)
Net cash provided by operating activities	5,299	3,678

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,458)	(12,771)
Cash paid for acquisitions, net of cash acquired	(2,620)	—
Deposits of restricted cash, net	(47)	(3)
Other cash flows from investing activities	64	—
Net cash used in investing activities	(5,061)	(12,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,786)	(2,655)
Advances in aid of construction	382	270
Proceeds from stock option exercise	750	188
Principal payments under capital lease	(8)	(80)
Loan repayments	(7)	—
Debt issuance costs paid	(39)	—
Net cash used in financing activities	(1,708)	(2,277)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,470)	(11,373)
CASH AND CASH EQUIVALENTS — Beginning of period	5,248	20,498
CASH AND CASH EQUIVALENTS – End of period	$3,778	$9,125

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 are unaudited. The December 31, 2017 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017. In our opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Merger with GWR Global Water Resources Corp. (“GWRC”)
On May 3, 2016, the Company completed the merger of GWRC into GWRI. At the time of the merger, GWRC ceased to exist as a British Columbia corporation and the Company continued as the surviving entity of the merger (the "Reorganization Transaction"). In conjunction with the merger of GWRC into GWRI, the Company recorded an approximate $1.4 million tax liability associated with the transfer of GWRC from Canada to the United States, which liability has since been settled.
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
Pursuant to Internal Revenue Code §1033, the Company would have been able to defer the gain on condemnation through the end of 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018, which the IRS approved on August 8, 2017. Following the approval of the extension, the Company has slightly modified the timing of certain planned investments within its capital improvement plan in accordance with Internal Revenue Code §1033. Accordingly, the Company substantially completed these investments in 2017, with some remaining improvements intended to be completed in 2018. As a result of the Private Letter Ruling, the Company increased capital expenditures in 2017 as compared to recent years, and expects corresponding reductions to occur in 2018, 2019, and beyond. As of June 30, 2018, our remaining deferred tax liability relating to the Valencia condemnation was approximately $4.7 million. We plan to file another extension during 2018 which, if approved, will defer the remaining gain to the end of 2019.
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
Acquisition of Turner Ranches Water and Sanitation Company
On May 30, 2018, the Company acquired Turner Ranches Water and Sanitation Company ("Turner"), a non-potable irrigation water utility in Mesa, Arizona, for total consideration of approximately $2,800,000 in cash. Refer to Note 6 — "Acquisitions" for additional information regarding the Turner acquisition.
ACC Tax Docket
At June 30, 2018 and December 31, 2017, the Company had a regulatory asset and regulatory liability in the amount of $1.9 million and $0.6 million, respectively, related to the Federal Tax Cuts and Jobs Act (the "TCJA") signed into law on December 22, 2017. Under ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred income taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers.
On December 20, 2017, the Arizona Corporation Commission (the “ACC”) opened a docket to address the utility ratemaking implications of the TCJA. The ACC is considering the impact for regulated utilities, as it is expected that certain effects of the TCJA add to rate base and others reduce rate base. Numerous companies, including our regulated utilities, filed comments with the ACC in January 2018. The ACC subsequently approved an order in February 2018 requiring Arizona utilities to apply regulatory accounting treatment, which includes the use of regulatory assets and regulatory liabilities, to address all impacts from the enactment of the TCJA. The order also required certain utilities (including all of our currently operating regulated utilities other than Eagletail and Turner) to have made one of the following three types of filings by April 7, 2018: 1) file an application for a tax expense adjustor mechanism, 2) file an intent to file a rate case within 90 days, or 3) any such other application to address rate making implications of the TCJA.
Accordingly, we filed a proposal for a tax expense adjustor mechanism with the ACC on April 9, 2018, which was subsequently amended through an updated filing with the ACC on July 2, 2018. The updated filing set forth a number of alternative proposals, including that the ACC make no reduction to regulated revenues or, in the alternative, that the ACC approve a phased reduction in regulated revenues. The proposals are in the process of being reviewed by the ACC, and the ACC will issue an order approving, modifying, or rejecting the proposals.
At this point, it is not clear what action the ACC will take regarding the TCJA issues. As a result, we cannot determine the exact effect of the TCJA on currently enacted rates. However, based on currently available information and assuming the same number of total active connections as of December 31, 2017, we estimate that the TCJA, based on currently enacted rates, could adversely impact our revenue by as much as approximately $1.1 million on an annual basis.
On August 3, 2018, the ACC Staff published a recommendation in response to the Company's proposal. We now believe it is more likely than not that the ACC will require a rate reduction, and thus, have recorded a $378,000 reduction to revenue for the three and six months ended June 30, 2018. The reduction reflects the staff proposal on the phase-in of tax reform filed August 3, 2018 using the Company's estimated impacts of tax reform filed on July 2, 2018.
In addition, the ACC Chairman has noted that there may be some unintended consequences related to the tax treatment of contributions in aid of construction (“CIAC”) and advances in aid of construction (“AIAC”). We continue to have discussions with developers, homebuilders, and other utilities regarding the AIAC and CIAC issues related to the TCJA and have also filed comments with the ACC on June 22, 2018 regarding these issues. On August 2, 2018, the ACC Staff recommended the adoption of three alternative methodologies for funding the income tax on AIAC and CIAC: 1) full gross-up of the tax to the contributor; 2) self-payment of the tax by the utility; or 3) a hybrid sharing arrangement where the contributor pays a portion of the tax and the utility pays a portion of the tax.

Significant Accounting Policies
Basic and Diluted Earnings per Common Share
As of June 30, 2018, the Company had 555,500 options outstanding to acquire shares of the Company's common stock. The 150,000 options outstanding from the 2016 option grant provide 42,777 and 41,022 common share equivalents for the three and six months ended June 30, 2018, respectively, which were included within the calculation of diluted earnings per share for the three and six months ended June 30, 2018. The 405,500 options outstanding from the 2017 option grant were not included for the three and six months ended June 30, 2018 dilutive earnings per share calculation, as to do so would be antidilutive. Refer to Note 12 — “Deferred Compensation Awards” for additional information regarding the option grants.
As of June 30, 2017, the 300,000 options outstanding from the 2016 option grant provided 56,666 and 47,721 common share equivalents for the three and six months ended June 30, 2017, respectively, which were included within the calculation of diluted earnings per share for the three and six months ended June 30, 2017 . Refer to Note 12 — “Deferred Compensation Awards” for additional information regarding the option grants.
Goodwill
Goodwill represents the excess purchase price over the fair value of net tangible and identifiable intangible assets acquired through acquisitions. Goodwill is not amortized, it is instead tested for impairment annually, or more often, if circumstances indicate a possible impairment may exist. As required, we evaluate goodwill for impairment annually, and do so during the fourth quarter of each year using balances at November 1, and at an interim date if indications of impairment exist. When testing goodwill for impairment, we may assess qualitative factors, including macroeconomic conditions, industry and market considerations, overall financial performance, and entity specific events to determine whether it is more likely than not that the fair value of a operating and reportable segment is less than its carrying amount.
We utilize internally developed discounted future cash flow models, third-party appraisals, or broker valuations to determine the fair value of the operating and reportable segment. Under the discounted cash flow approach, we utilize various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates. Our estimated future cash flows are based on historical data, internal estimates, and external sources. We then compare the estimated fair value to the carrying value. If the carrying value is in excess of the fair value, an impairment charge is recorded to asset impairments within our consolidated statement of operations in the amount by which the reporting unit's carrying value exceeds its fair value, limited to the carrying value of goodwill. Refer to Note 7 — "Goodwill and Intangible Assets" for additional information about goodwill.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which completes the joint effort between the FASB and International Accounting Standards Board to converge the recognition of revenue between the two boards. The new standard affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets not included within other FASB standards. The guiding principal of the new standard is that an entity should recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled for the delivery of goods and services. ASU 2014-09 may be adopted using either of two acceptable methods: (1) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (2) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures. To assess at which time revenue should be recognized, an entity should use the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. For public business entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period. For private companies, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2018 and interim reporting periods beginning after December 15, 2019. Earlier application is allowed in certain circumstances. Due to qualifying as an emerging growth company, the Company is required to adopt the ASU on January 1, 2019. The Company does not believe this update will have a material effect on the Company’s regulated revenue. The American Institute of Certified Public Accountant's Power and Utility Entities Revenue Recognition Task Force has stated that nonexchange transactions, such as CIAC, are not within the scope of Topic 606, and, therefore, those transactions or events will continue to be recognized in accordance with other topics. Additionally, the Company is assessing the impact of ASU 2014-09 with regard to recognition of revenue received under infrastructure coordination and financing agreements ("ICFAs") in connection with substantial completion of capital improvements that will increase the capacity of Palo Verde's wastewater reclamation facility. The Company is evaluating whether this update will have an impact on the recognition of ICFA revenue, which is recognized historically at the time wastewater capacity is completed to serve the property for which ICFA revenues were received.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities is a business. Also, the amendments provide more consistency in applying the guidance, reducing the costs of application, and make the definition of a business more operable. The guidance is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018, and interim periods with annual periods beginning after December 15, 2019. Due to qualifying as an emerging growth company, the Company is required to adopt the ASU on January 1, 2019. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 eliminates Step 2 from the impairment test which requires entities to determine the implied fair value of goodwill to measure if any impairment charge is necessary. Instead, entities will record impairment charges based on the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. For public companies, the provisions of ASU 2017-04 are to be applied on a retrospective basis and are effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. For all other entities, the guidance is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Due to qualifying as an emerging growth company, the Company is required to adopt the ASU on January 1, 2022. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This guidance will be effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Due to qualifying as an emerging growth company, the Company is required to adopt the ASU on January 1, 2020. Early adoption is permitted. The Company is currently assessing the impact that adopting this new standard will have on its consolidated financial statements.
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
The Company will account for the portion allocated to the HUF as a CIAC contribution. However, in accordance with the ACC directives the CIAC is not deducted from rate base until the HUF funds are expended for utility plant. Such funds will be segregated in a separate bank account and used for plant. A HUF liability will be established and will be amortized as a reduction of depreciation expense over the useful life of the related plant once the HUF funds are utilized for the construction of plant. For facilities required under a HUF or ICFA, the utilities must first use the HUF moneys received, after which, it may use debt or equity financing for the remainder of construction. The Company will record 30% of the funds received, up until the HUF liability is fully funded, as deferred revenue, which is to be recognized as revenue once the obligations specified within the ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. As of June 30, 2018 and December 31, 2017, ICFA deferred revenue recorded on the consolidated balance sheet totaled $17.4 million and $19.7 million, respectively, which represents deferred revenue recorded for ICFA funds received on contracts that had become due prior to Rate Decision No. 74364. For ICFA contracts coming due after December 31, 2013, as funding is received 30% will be added to this balance with the remaining 70% recorded to a HUF liability, until the HUF liability is fully funded at which time any funding greater than the HUF liability will be recorded as deferred revenue.
ICFA Revenue Recognition - The Company will recognize ICFA revenue when the following conditions are met:

•	the fee is fixed and determinable;

•	the cash received is nonrefundable;

•	capacity currently exists to serve the specific lots; and

•	there are no additional significant performance obligations.
As of June 30, 2018, the Company recognized $2.4 million of ICFA revenue which resulted from additional capacity added to a wastewater plant.
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
3. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at June 30, 2018 and December 31, 2017 consist of the following (in thousands):

	June 30, 2018	December 31, 2017	Average Depreciation Life (in years)
Mains/lines/sewers	$119,366	$117,381	47
Plant	76,192	72,863	25
Equipment	30,544	29,904	10
Meters	13,005	12,693	12
Furniture, fixture and leasehold improvements	371	368	8
Computer and office equipment	603	720	5
Software	241	242	3
Land and land rights	891	861
Other	428	428
Construction work-in-process	45,923	53,591
Total property, plant and equipment	287,564	289,051
Less accumulated depreciation	(74,830)	(75,592)
Net property, plant and equipment	$212,734	$213,459

4. ACCOUNTS RECEIVABLE
Accounts receivable as of June 30, 2018 and December 31, 2017 consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Billed receivables	$1,820	$1,691
Less allowance for doubtful accounts	(115)	(163)
Accounts receivable – net	$1,705	$1,528
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
In March 2017, FATHOM™ completed a round of financing, wherein our ownership percentage was reduced from 8.0% to 7.1% on a fully diluted basis. In conjunction with the recapitalization, the Company's equity interest was adjusted in accordance with ASC 323, Investments-Equity Method and Joint Ventures, wherein we recorded a $243,000 gain for the six months ended June 30, 2017. The adjustment to the carrying value of the FATHOM™ investment was calculated using our proportionate share of FATHOM™'s adjusted net equity. The gain was recorded within other income and expense in our consolidated statement of operations in the first quarter of 2017. The carrying value of the FATHOM™ investment consisted of a balance of $185,000 as of June 30, 2018 and $345,000 as of December 31, 2017, and reflects our initial investment, the adjustments related to subsequent rounds of financing, and our proportionate share of FATHOM™'s cumulative earnings (losses).

We evaluate the FATHOM™ investment for impairment whenever events or changes in circumstances indicate that the carrying value of the FATHOM™ investment may have experienced an “other-than-temporary” decline in value. Since the sale of GWM, the losses incurred on the FATHOM™ investment were greater than anticipated; however, based upon our evaluation of various relevant factors, including the most recent round of financing and the ability of FATHOM™ to achieve and sustain an earnings capacity that would justify the carrying amount of the FATHOM™ investment, we do not believe the FATHOM™ investment to be impaired as of June 30, 2018.
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
6. ACQUISITIONS
Acquisition of Turner
On May 30, 2018, the Company acquired all of the equity of Turner, a non-potable irrigation water utility in Mesa, Arizona, for total consideration of $2.8 million. This acquisition is consistent with the Company's declared strategy of making accretive acquisitions. At the time of acquisition, Turner had 963 residential irrigation connections and approximately seven square miles of service area. The acquisition was accounted for as a business combination under ASC Topic 805, "Business Combinations." The purchase price was allocated to the acquired utility assets and liabilities assumed based on the seller's book value at acquisition as the historical cost of these assets and liabilities will be the amounts that will continue to be reflected in customer rates.

A preliminary purchase price allocation of the net assets acquired in the transaction is as follows (in thousands):

Net assets acquired:
Cash	$176
Accounts receivable	121
Gross property, plant and equipment	4,495
Construction work-in-progress	92
Accumulated depreciation	(3,751)
Accounts payable	(30)
Accrued expenses	(46)
Total net assets assumed	1,057
Goodwill	1,743
Total purchase price	$2,800
The revenue recognized post acquisition and the pro forma effect of the business acquired is not material to the company's financial position or results of operations.
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of June 30, 2018, the goodwill balance of $1.7 million related to the Turner acquisition. There were no indicators of impairment identified as a result of the Company's review of events and circumstances related to its goodwill subsequent to the acquisition. Refer to Note 6 — "Acquisitions" for additional information regarding the Turner acquisition.

Intangible Assets
As of June 30, 2018 and December 31, 2017 intangible assets consisted of the following (in thousands):

	June 30, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532	$—	$1,532	$1,532	$—	$1,532
Intangible trademark	13	—	13	13	—	13
	1,545	—	1,545	1,545	—	1,545
AMORTIZED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(12,154)	5,824	17,978	(12,154)	5,824
Sonoran contract rights	7,406	(2,003)	5,403	7,406	(2,003)	5,403
	25,384	(14,157)	11,227	25,384	(14,157)	11,227
Total intangible assets	$26,929	$(14,157)	$12,772	$26,929	$(14,157)	$12,772
Acquired ICFAs and contract rights related to our 2005 acquisition of Sonoran Utility Services, LLC assets are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. No amortization was recorded for these balances for the three and six months ended June 30, 2018 and 2017.
8. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a shareholder and director of the Company. Medical claims paid to the plan were approximately $149,000 and $14,000 for the three months ended June 30, 2018 and 2017, respectively. Medical claims paid to the plan were approximately $211,000 and $104,000 for the six months ended June 30, 2018 and 2017, respectively.
As GWM was previously owned by the Company, it has historically provided billing, customer service, and other support services for the Company’s regulated utilities pursuant to a services agreement with GWM whereby the Company has agreed to use the FATHOM™ platform for all of its regulated utility services for an initial term of 10 years. The services agreement was amended on November 17, 2016, which extended the term of the contract through December 31, 2026. As part of the amended agreement, the Company reduced the monthly rate per connection from $7.79 per water account/month to $6.24 per water account/month. Additionally, the scope of services was expanded to include a meter replacement program of approximately $11.4 million, wherein the Company replaced a majority of its meter infrastructure. As of June 30, 2018, $10.7 million has been paid to GWM in connection with the meter exchange program. Amounts collected by GWM from the Company’s customers that GWM has not yet remitted to the Company are included within the “Due from affiliates” caption on the Company’s consolidated balance sheet. As of June 30, 2018 and December 31, 2017, the unremitted balance totaled $404,000 and $430,000, respectively. Based on current service connections, annual fees to be paid to GWM for FATHOM™ services will be approximately $1.5 million at a rate of $6.24 per water account/month. For the three months ended June 30, 2018 and 2017, the Company incurred FATHOM™ service fees of approximately $404,000 and $365,000. For the six months ended June 30, 2018 and 2017, the Company incurred FATHOM™ service fees of approximately $760,000 and $725,000, respectively.
In addition, the Company entered into a services agreement with GWM whereby the Company has agreed to use the FATHOM™ platform for all of its regulated utility services for an initial term of 10 years. The services agreement was amended on November 17, 2016, which extended the term of the contract through December 31, 2026. As part of the amended agreement, the Company reduced the monthly rate per connection from $7.79 per water account/month to $6.24 per water account/month. Additionally, the scope of services was expanded to include a meter replacement program of approximately $11.4 million, wherein the Company replaced a majority of its meter infrastructure. As of June 30, 2018, $10.7 million has been paid to GWM in connection with the meter exchange program.

The services agreement is automatically renewable for successive 10-year periods, unless notice of termination is given prior to any renewal period. The services agreement may be terminated by either party for default only and the termination of the services agreement will also result in the termination of the royalty payments (described below) payable to the Company. Pursuant to the purchase agreement for the sale of GWM, the Company is entitled to quarterly royalty payments based on a percentage of certain of GWM’s recurring revenues for a 10-year period, up to a maximum of $15.0 million. The Company made the election to record these quarterly royalty payments prospectively in income as the amounts are earned. Royalties recorded within other income totaled approximately $109,000 and $95,000 for the three months ended June 30, 2018 and 2017, respectively, and $217,000 and $187,000 for the six months ended June 30, 2018 and 2017, respectively.
9. ACCRUED EXPENSES
Accrued expenses at June 30, 2018 and December 31, 2017 consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Deferred compensation	$2,048	$2,171
Property taxes	1,047	989
Meter replacement - related party	717	717
Interest	463	468
Dividend payable	466	464
Asset retirement obligation	427	427
Deferred phantom units eligible for exercise	448	—
Other accrued liabilities	1,866	2,016
Total accrued expenses	$7,482	$7,252

10. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.380% Series A 2016, maturing June 2028	$—	$28,750	$—	$28,750
4.580% Series B 2016, maturing June 2036	—	86,250	—	86,250
1.200% WIFA Loan, maturing October 2032	3	40	3	41
4.650% Harquahala Loan, maturing January 2021	5	12	5	15
	8	115,052	8	115,056
OTHER
Capital lease obligations	31	92	—	—
Debt issuance costs		(672)	—	(693)
Total debt	$39	$114,472	$8	$114,363

 2016 Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter. The proceeds of the senior secured notes were primarily used to refinance the previously outstanding long-term tax exempt bonds, which were subject to an early redemption option at 103%, plus accrued interest, as a result of the initial public offering of our common stock in May 2016 (the "U.S. IPO"). As part of the refinancing of the long-term debt, the Company paid a prepayment penalty of $3.2 million and wrote off the remaining $2.2 million in capitalized loan fees related to the tax exempt bonds, which were recorded as additional interest expense in the second quarter of 2016. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. Debt issuance costs as of June 30, 2018 and December 31, 2017 were $672,000 and $693,000, respectively.
The senior secured notes require the Company maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of June 30, 2018, the Company was in compliance with its financial debt covenants.
Eagletail Loans
In May 2017, the Company acquired Eagletail. As part of the acquisition, the Company assumed two unsecured loans held by Eagletail. These loans are payable to the Water Infrastructure Finance Authority of Arizona ("WIFA") and Harquahala Valley Community Benefits Foundation ("Harquahala"). Refer to the table above for carrying balances as of June 30, 2018. The WIFA loan bears an interest rate of 1.20% over a 20-year term, while the Harquahala loan bears an interest rate of 4.65% over a 15-year term.
Revolving Credit Line
On April 20, 2018, the Company entered into an agreement with MidFirst Bank, a federally chartered savings association, for a two-year revolving line of credit up to $8.0 million, set to expire on April 30, 2020. The credit facility bears an interest rate of LIBOR plus 2.25%. As of June 30, 2018, the Company had no outstanding borrowings under this credit line. Debt issuance costs as of June 30, 2018 and December 31, 2017 were $137,000 and $20,000, respectively.
The revolving credit line requires the Company maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The revolving credit line also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. As of June 30, 2018, the Company was in compliance with its financial debt covenant.
At June 30, 2018, the remaining aggregate annual maturities of debt and minimum lease payments under capital lease obligations for the years ended December 31 are as follows (in thousands):

	Debt	Capital Lease Obligations
Remaining six months of 2018	$4	$19
2019	8	37
2020	9	37
2021	1,922	37
2022	3,836	8
Thereafter	109,281	—
Subtotal	115,060	138
Less: amount representing interest	—	(16)
Total	$115,060	$122
At June 30, 2018, the outstanding principal value of the non-current portion of long-term debt was $115.1 million, with an estimated fair value of $111.3 million. At December 31, 2017, the carrying value of the non-current portion of long-term debt was $115.1 million, with an estimated fair value of $115.7 million. The fair value of our debt was estimated based on interest rates considered available for instruments of similar terms and remaining maturities.
11. INCOME TAXES
During the three months ended June 30, 2018, the Company recorded a tax expense of $766,000 on a pre-tax income of $3.0 million, compared to a tax expense of $291,000 on a pre-tax income of $716,000 for the three months ended June 30, 2017. During the six months ended June 30, 2018, the Company recorded a tax expense of $907,000 on pre-tax income of $3.5 million, compared to a tax expense of $461,000 on pre-tax income of $1.1 million for the six months ended June 30, 2017. The income tax provision was computed based on the Company’s estimated effective tax rate, reflective of the TCJA new federal rates beginning January 1, 2018, and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items.
12. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.
2016 stock option grant
In May 2016, GWRI’s Board of Directors granted stock options to acquire 325,000 shares of GWRI’s common stock to the members of the board. The options were granted with an exercise price of $7.50, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on May 20, 2016. The options vested over a two-year period, with 50% having vested in May 2017 and 50% having vested in May 2018. The options have a three-year life. The Company expensed the $348,000 fair value of the stock option grant ratably over the two-year vesting period in accordance with ASC 323. Stock-based compensation expense of $24,000 and $43,000 was recorded for the three months ended June 30, 2018 and 2017, respectively, and $68,000 and $87,000 was recorded for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, 175,000 options have been exercised with 150,000 outstanding. Of the 175,000 options exercised, 25,000 shares were exercised utilizing a cashless exercise, which resulted in an increase in shares outstanding of 4,327 and a cash equivalent of 20,673 shares recorded to treasury stock.
2017 stock option grant
In August 2017, GWRI's Board of Directors granted stock options to acquire 465,000 shares of GWRI's common stock to employees throughout the Company. The options were granted with an exercise price of $9.40, the market price of the Company's common shares on the NASDAQ Global Market at the close of business on August 10, 2017. The options vest over a four-year period, with 25% vesting in August 2018, 25% vesting in August 2019, 25% vesting in August 2020, and 25% vesting in August 2021. The options have a 10-year life. The Company will expense the $1.1 million fair value of the stock option grant ratably over the four-year vesting period in accordance with ASC 323. Stock-based compensation expense of $67,000 was recorded for the three months ended June 30, 2018 and $121,000 was recorded for the six months ended June 30, 2018. As of June 30, 2018, 54,900 options have been forfeited with 405,500 outstanding.
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

PSUs are accounted for as liability compensatory awards under ASC 710, Compensation – General, rather than as equity awards. PSU awards are remeasured each period and a liability is recorded equal to GRWI’s closing share price as of the balance sheet date multiplied by the number of units vested and outstanding. The value of the benefits is recorded as an expense in the Company’s financial statements over the related vesting period. Vesting occurs ratably over 12 consecutive quarters beginning in the period granted. The following table details total awards granted and the number of units outstanding as of June 30, 2018 along with the amounts paid to holders of the PSUs for the three and six months ended June 30, 2018 and 2017 (in thousands, except unit amounts):

			Amounts Paid For the Three Months Ended June 30,		Amounts Paid For the Six Months Ended June 30,
Grant Date	Units Granted	Units Outstanding	2018	2017	2018	2017
Q1 2014	8,775	—	$—	$—	$—	$3
Q1 2015	28,828	—	—	21	22	43
Q1 2016	34,830	8,708	26	25	53	52
Q1 2017	22,712	13,249	17	16	34	16
Q1 2018	30,907	28,331	23	—	23	—
Total	126,052	50,288	$66	$62	$132	$114
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
The following table details the recipients of the SARs awards, the grant date, units granted, exercise price, outstanding shares as of June 30, 2018 and amounts paid during the three and six months ended June 30, 2018 and 2017 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Three Months Ended June 30,		Amounts Paid For the Six Months Ended June 30,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2018	2017	2018	2017
Key Executive (1)(3)	Q3 2013	100,000	$1.59	—	$—	$185	$166	$366
Key Executive (1)(4)	Q4 2013	100,000	$2.69	—	—	158	183	312
Members of Management (1)(5)	Q1 2015	299,000	$4.26	183,000	—	—	—	—
Key Executives (2)(6)	Q2 2015	300,000	$5.13	300,000	—	—	—	—
Members of Management (1)(7)	Q3 2017	103,000	$9.40	103,000	—	—	—	—
Members of Management (1)(8)	Q1 2018	33,000	$8.99	33,000	—	—	—	—
Total		935,000		619,000	$—	$343	$349	$678

(1)	The SARs vest ratably over sixteen quarters from the grant date.

(2)	The SARs vest over sixteen quarters, vesting 20% per year for the first three years, with the remainder, 40%, vesting in year four.

(3)	The exercise price was determined by taking the weighted average GWRC share price of the five days prior to the grant date of July 1, 2013.

(4)	The exercise price was determined by taking the weighted average GWRC share price of the 30 days prior to the grant date of November 14, 2013.

(5)	The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of February 11, 2015.

(6)	The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of May 8, 2015.

(7)	The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of August 10, 2017.

(8)	The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of March 12, 2018.
As a result of the merger of GWRC into the Company and the U.S. IPO, the exercise prices for the preceding awards granted prior to the merger were translated to U.S. dollars using the prevailing noon-day Bank of Canada foreign exchange rate of US$0.7969 per CAD$1.00 as measured on May 2, 2016, the day prior to the closing of the merger. The vesting of the awards has not changed. Subsequent to the merger, each SAR provides the holder the right to receive a cash payment amounting to the difference between the per share exercise price and the closing price of GWRI’s common shares on the exercise date, provided that the closing price is in excess of exercise price per share.
For the three months ended June 30, 2018 and 2017, the Company recorded approximately $450,000 and $689,000 of compensation expense related to the PSUs and SARs, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded approximately $362,000 and $865,000 of compensation expense related to the PSUs and SARs, respectively. Based on GWRI’s closing share price on June 29, 2018 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
Remaining six months of 2018	$141	$464
2019	$172	$236
2020	99	91
2021	—	74
2022	—	6
Total	$412	$871

13. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the six months ended June 30, 2018 and 2017 (in thousands):

	For the Six Months Ended June 30,
	2018	2017
Supplemental cash flow information:
Cash paid for interest	$2,609	$2,613
Cash paid for GWRC tax liability	$—	$125
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$763	$2,330
Equity method investment gain on recapitalization of FATHOM™	$—	$243
14. COMMITMENTS AND CONTINGENCIES
Commitments
Prior to the sale of GWM, we leased certain office space in Arizona under operating leases with terms that expired in February 2016. The operating lease agreements were between GWM and the landlord. Accordingly, effective June 2013 through February 2016, the Company was not a party under the lease agreements. GWRI subleased a portion of the office space covered under the GWM lease agreements. In February 2016, the Company entered into a three-year lease agreement with the landlord to occupy the same space previously subleased under GWM's lease agreements, inclusive of necessary facility upgrades. Beginning in March 2016, the Company began recording approximately $8,000 in monthly rent expense related to the new agreement. Rent expense arising from the operating leases totaled approximately $25,000 and $24,000 for the three months ended June 30, 2018 and 2017, respectively, and $49,000 for each of the six months ended June 30, 2018 and 2017.
Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect our financial position, results of operations, or cash flows.

15. SUBSEQUENT EVENTS

Common Stock Offering

On July 20, 2018, the Company completed a public offering of 1,720,000 shares of common stock at a price of $9.25 per share, which includes 220,000 shares issued and sold to the underwriter who exercised in full its option to purchase additional shares. The Company received net proceeds of approximately $14.7 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations relates to the three and six months ended June 30, 2018 and should be read together with the condensed consolidated financial statements and accompanying notes included herein, as well as our audited annual financial statements and associated management’s discussion, which are available within our Annual Report on Form 10-K for the year ended December 31, 2017 available on our Company’s profile on the Securities and Exchange Commission (“SEC”) website, www.sec.gov.
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
Business Outlook
2017 and the first two quarters of 2018 continued the trend of positive growth in new connections. According to the 2010 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) is the 14th largest MSA in the U.S. and had a population of 4.2 million, an increase of 29% over the 3.3 million people reported in the 2000 Census. Metropolitan Phoenix continues to grow due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix Metro will have a population of 4.9 million people by 2020 and 6.8 million by 2040. During the twelve months ended June 30, 2018, Arizona’s employment rate improved by 2.6%, ranking the state in the top seven nationally for job growth.
Also, according to the W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus Panel, most sectors of real estate are expected to experience improved growth with industrial and retail sectors also expected to experience improved occupancy rates. For Maricopa County and Pinal County combined, the Homebuilders Association of Central Arizona, reported that single family housing permits grew 12% to 19,863 units in 2017.
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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, increased 2,912 connections, or 7.5%, from a total of 38,719 as of June 30, 2017 to 41,631 as of June 30, 2018, an annualized increase of approximately 10.2%. This increase is due primarily to the positive growth in new organic connections, as well as the addition of 963 connections from our acquisition in Turner Ranches Water and Sanitation Company ("Turner").
As of June 30, 2018, we have 41,078 active service connections compared to 38,115 active service connections as of June 30, 2017, an increase of 2,963, or 7.8%. As with the increase in total service connections, the increase is due primarily to the growth in new organic connections, the acquisition of Turner, as well as re-establishing connections on existing homes. Approximately 96.5% of the 41,078 active service connections are serviced by our Global Water - Santa Cruz Water Company, LLC (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, LLC (“Palo Verde”) utilities as of June 30, 2018.

The graph below presents the historical change in active and total connections for our ongoing operations, adjusting for the July 2015 condemnation of the assets and operations of Valencia Water Company, Inc. ("Valencia") and the May 2016 sale of Willow Valley Water Co., Inc. ("Willow Valley").
During the economic downturn beginning in 2008, our utilities experienced an increase in the number of vacant homes, reaching a peak of 4,020 vacant connections as of February 28, 2009, approximately 11.9% of our total connections at the time; however, the negative trend began to reverse thereafter with the number of vacant homes decreasing to 553 or 1.3% of total connections as of June 30, 2018.
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
We are required to file rate cases with the ACC to obtain approval for a change in rates. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. In normal conditions, it would not be uncommon to see us file for a rate increase every three years based on year one being the test year, year two being the rate case filing year, and year three being the rate case award year. However, based on our settlement with the ACC and extended new rate phase-in period, we will not be initiating the next rate case on this timeline. Moving forward, we will continue to analyze all factors that drive the requirement for increased revenue, including our rate of investment and recurring expenses, and determine the appropriate test year for a future rate case. Refer to “—Rate Case Activity” for additional information.
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
 We have made significant capital investments in our territories within the last fourteen years, and because the infrastructure remains in the early stages of its useful life, we do not expect comparable capital investments to be required in the near term, either for growth or to maintain the existing infrastructure. Nevertheless, we have an established capital improvement plan to make targeted capital investments to repair and replace existing infrastructure as needed, address operating redundancy requirements, and improve our overall financial performance, by lowering expenses and increasing revenue. Additionally, to reduce our deferred tax liability of approximately $19.4 million resulting from the gain on the condemnation of the operations and assets of Valencia, we have substantially completed the planned investments within our capital improvement plan that we determined will qualify under the Internal Revenue Code §1033 re-investment criteria pursuant to a favorable Private Letter Ruling with the Internal Revenue Service. Refer to “—Corporate Transactions—Private Letter Ruling” for additional information.

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
We now account for the portion of future payments received under these agreements allocated to HUF liability as CIAC. However, from the regulator’s perspective, HUFs do not impact rate base until the related funds are expended. These funds are segregated in a separate bank account and used to construct plant assets. The HUF liability is to be relieved once the funds are used for the construction of plant. For facilities required under a hook-up fee or ICFA, we must first use the HUF funds received, after which we may use debt or equity financing for the remainder of construction. The deferred revenue portion of these fees is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. We recognized $2.4 million of revenue during the three and six months ended June 30, 2018 based on additional plant capacity added.
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

In addition to ICFAs, we have various line extension agreements with developers and builders, through which funds, water line extensions or wastewater line extensions are provided to us by the developers and are considered refundable advances for construction. These AIACs are subject to refund by us to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility services constructed under the agreement over a specified period. Upon the expiration of the agreements’ refunding period, the remaining balance of the AIAC becomes nonrefundable and at that time is considered CIAC. CIAC are amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, a utility plant funded by AIAC and CIAC is excluded from rate base. The taxability of AIAC and CIAC was changed with the enactment of the TCJA. Previously, the majority of AIAC and CIAC that we collected were not taxable. However, with the enactment of the TCJA, they will be taxable going forward. The scope, timing and effect of the regulatory treatment of AIAC and CIAC under the TCJA are not known at this time.
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
Sale of Loop 303 Contracts
In September 2013, we entered into an agreement to sell certain wastewater facilities main extension agreements and offsite water management agreements for the contemplated Loop 303 service area, along with their related rights and obligations (which we refer to collectively as the “Loop 303 Contracts”), relating to the 7,000-acre territory within a portion of the western planning area of the City of Glendale, Arizona known as the “Loop 303 Corridor.” Pursuant to the agreement, we sold the Loop 303 Contracts to EPCOR for total proceeds of approximately $4.1 million ($3.1 million of which has been received as of December 31, 2017), which will be paid to us over a multi-year period. Receipt of the remaining proceeds will occur and be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners of the Loop 303 Corridor. As part of the consideration, we agreed to complete certain engineering work required in the offsite water management agreements, which we completed in 2013, thereby satisfying our remaining obligations relating to the Loop 303 Contracts. In April 2015, we received proceeds of approximately $296,000 related to the sale of the Loop 303 Contracts. As of June 30, 2018, proceeds of $1.0 million remain outstanding, and when received will be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners.
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
Pursuant to Internal Revenue Code §1033, the Company would have been able to defer the gain on condemnation through the end of 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018, which the IRS approved on August 8, 2017. Following the approval of the extension, the Company has slightly modified the timing of certain planned investments within its capital improvement plan in accordance with Internal Revenue Code §1033. Accordingly, the Company substantially completed these investments in 2017, with some remaining improvements intended to be completed in 2018. As a result of the Private Letter Ruling, the Company increased capital expenditures in 2017 as compared to recent years, and expects corresponding reductions to occur in 2018, 2019, and beyond. As of June 30, 2018, our deferred tax liability relating to the condemnation was approximately $4.7 million. We plan to file another extension during 2018 which, if approved, will defer the remaining gain to the end of 2019.

Acquisition of Eagletail Water Company
On May 15, 2017, the Company acquired Eagletail Water Company ("Eagletail") for approximately $80,000. At the time of acquisition, Eagletail, a small water utility located west of metropolitan Phoenix, added approximately 55 active water connections and eight square miles of approved service area to Global Water’s existing regional service footprint.
Line of Credit
On April 20, 2018, we entered into an agreement with MidFirst Bank, a federally chartered savings association, for a two-year revolving line of credit up to $8.0 million. The credit facility, which will be used for acquisitions and general corporate purposes, bears an interest rate of LIBOR plus 2.25%. As of June 30, 2018, we had no outstanding borrowings under this credit line.
Acquisition of Turner
On May 30, 2018, the Company acquired Turner, a non-potable irrigation water utility located in Mesa, Arizona for a purchase price of $2.8 million. At the time of acquisition, Turner had 963 residential irrigation connections and approximately seven square miles of service area. We believe this acquisition is consistent with the Company's declared strategy of making accretive acquisitions.
Recent Events
ACC Tax Docket

On December 20, 2017, the Arizona Corporation Commission (the “ACC”) opened a docket to address the utility ratemaking implications of the Federal Tax Cuts and Jobs Act (the “TCJA”). The ACC is considering the impact for regulated utilities, as it is expected that certain effects of the TCJA add to rate base and others reduce rate base. Numerous companies, including our regulated utilities, filed comments with the ACC in January 2018. The ACC subsequently approved an order in February 2018 requiring Arizona utilities to apply regulatory accounting treatment, which includes the use of regulatory assets and regulatory liabilities, to address all impacts from the enactment of the TCJA. The order also required certain utilities (including all of our currently operating regulated utilities other than Eagletail and Turner) to have made one of the following three types of filings by April 7, 2018: 1) file an application for a tax expense adjustor mechanism, 2) file an intent to file a rate case within 90 days, or 3) any such other application to address rate making implications of the TCJA.
Accordingly, we filed a proposal for a tax expense adjustor mechanism with the ACC on April 9, 2018, which was subsequently amended through an updated filing with the ACC on July 2, 2018. The updated filing set forth a number of alternative proposals, including that the ACC make no reduction to regulated revenues or, in the alternative, that the ACC approve a phased reduction in regulated revenues. The proposals are in the process of being reviewed by the ACC, and the ACC will issue an order approving, modifying, or rejecting the proposals.
At this point, it is not clear what action the ACC will take regarding the TCJA issues. As a result, we cannot determine the exact effect of the TCJA on currently enacted rates. However, based on currently available information and assuming the same number of total active connections as of December 31, 2017, we estimate that the TCJA , based on currently enacted rates, could adversely impact our revenue by as much as approximately $1.1 million on an annual basis.
On August 3, 2018, the ACC Staff published a recommendation in response to the Company's proposal. We now believe it is more likely than not that the ACC will require a rate reduction, and thus, have recorded a $378,000 reduction to revenue for the three and six months ended June 30, 2018. The reduction reflects the staff proposal on the phase-in of tax reform filed August 3, 2018 using the Company's estimated impacts of tax reform filed on July 2, 2018.
In addition, the ACC Chairman has noted that there may be some unintended consequences related to the tax treatment of contributions in aid of construction (“CIAC”) and advances in aid of construction (“AIAC”). We continue to have discussions with developers, homebuilders, and other utilities regarding the AIAC and CIAC issues related to the TCJA and have also filed comments with the ACC on June 22, 2018 regarding these issues. On August 2, 2018, the ACC Staff recommended the adoption of three alternative methodologies for funding the income tax on AIAC and CIAC: 1) full gross-up of the tax to the contributor; 2) self-payment of the tax by the utility; or 3) a hybrid sharing arrangement where the contributor pays a portion of the tax and the utility pays a portion of the tax.

Common Stock Offering
On July 20, 2018, the Company completed a public offering of 1,720,000 shares of common stock at a price of $9.25 per share, which includes 220,000 shares issued and sold to the underwriter who exercised in full its option to purchase additional shares. The Company received net proceeds of approximately $14.7 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.
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

Comparison of Results of Operations for the Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2018	2017
Revenues	$10,838	$8,145
Operating expenses	6,734	6,433
Operating income	4,104	1,712
Total other expense	(1,082)	(996)
Income before income taxes	3,022	716
Income tax expense	(766)	(291)
Net income	$2,256	$425

Basic earnings per common share	$0.11	$0.02
Diluted earnings per common share	$0.11	$0.02
Revenues – The following table summarizes our revenues for the three months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,
	2018	2017
Water services	$3,916	$3,897
Wastewater and recycled water services	4,518	4,230
Unregulated revenues	2,404	18
Total revenues	$10,838	$8,145

Total revenues increased $2.7 million, or 33.1%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase is primarily due to the recognition of $2.4 million of ICFA revenue which resulted from additional capacity added to a wastewater plant. Refer to Note 2 — "Regulatory Decision and Related Accounting and Policy Changes" of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information about our ICFAs. The increase in revenue also reflects the 7.8% increase in active service connections, inclusive of the 2.5% increase due to the Turner acquisition, combined with the increase in rates related to Rate Decision No. 74364 in February 2014 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Slightly offsetting this increase was a $378,000 reduction to revenue due to the expected rate reduction from the ACC resulting from the TCJA. Refer to "—Recent Events — ACC Tax Docket."
Water Services – Water services revenue increased $19,000, or 0.5%, to $3.9 million for the three months ended June 30, 2018 compared to $3.9 million for the three months ended June 30, 2017.
Water services revenue based on consumption increased by $260,000, or 13.6%, to $2.2 million for the three months ended June 30, 2018 compared to $1.9 million for the three months ended June 30, 2017. The increase in consumption revenue was primarily driven by the acquisition of Turner and increased organic connection growth, coupled with an increase in rates related to Rate Decision No. 74364, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Active water connections increased 10.2% to 21,380 as of June 30, 2018 from 19,397 as of June 30, 2017, primarily due to organic growth in our service areas (1,020 connections, or 5.3%) as well as the acquisition of Turner (963 connections, or 4.9%).
Water consumption decreased 0.7% to 695 million gallons for the three months ended June 30, 2018 from 700 million gallons for the three months ended June 30, 2017. The decrease in consumption was primarily related to a decrease in irrigation consumption due to increased precipitation coupled with lower temperatures for the three month ended June 30, 2018 compared to the three months ended June 30, 2017.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $128,000, or 6.8%, to $2.0 million for the three months ended June 30, 2018 compared to $1.9 million for the three months ended June 30, 2017. The increase resulted from an increase in active service connections, combined with an increase in rates related to Rate Decision No. 74364.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $288,000, or 6.8%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in wastewater and recycled water services revenue was comprised of a $261,000 increase in wastewater services revenue combined with a $27,000 increase in recycled water services revenue for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in wastewater services revenue reflects the increase in active wastewater connections, which increased 5.2% to 19,698 as of June 30, 2018 from 18,718 as of June 30, 2017, as well as the increase in rates related to Rate Decision No. 74364.
Recycled water services revenue, which is based on the number of gallons delivered, increased $27,000, or 10.4%, to $289,000 for the three months ended June 30, 2018 compared to $262,000 for the three months ended June 30, 2017. The increase in recycled water services revenue was primarily related to the increase in recycled water rates related to Rate Decision No. 74364. Recycled water rates increased 10.3% per Rate Decision No. 74364 compared to 2017. The volume of recycled water delivered remained consistent at 226 million gallons for the three months ended June 30, 2018 and 2017.
Operating Expenses – The following table summarizes our operating expenses for the three months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,
	2018	2017
Operations and maintenance	$1,621	$1,451
Operations and maintenance - related party	404	365
General and administrative	2,820	2,809
Depreciation	1,889	1,808
Total operating expenses	$6,734	$6,433

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, increased $170,000, or 11.7%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Utilities power and related expenses increased $71,000, or 18.0%, to $465,000 for the three months ended June 30, 2018 compared to $394,000 for the three months ended June 30, 2017. The increase is mainly due to the increased capacity of a wastewater plant discussed above, coupled with the acquisition of Turner.

Property tax expense increased $46,000, or 9.7%, to $519,000 for the three months ended June 30, 2018 compared to $473,000 for the three months ended June 30, 2017. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues. As revenues increase, we expect that property taxes will increase.
Total personnel expenses increased $21,000, or 5.4%, to $409,000 for the three months ended June 30, 2018 compared to $388,000 for the three months ended June 30, 2017, primarily due to an increase in medical insurance expense partially offset by a decrease in salaries and bonus for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $11,000, or 0.4%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Personnel and related expenses increased $161,000, or 24.4%, to $821,000 for the three months ended June 30, 2018, compared to $660,000 for the three months ended June 30, 2017. The increase was primarily related to increases in salaries and bonus, coupled with an increase in medical insurance expense, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Professional fees increased $127,000, or 33.6%, to $505,000 for the three months ended June 30, 2018, compared to $378,000 for the three months ended June 30, 2017. The increase was primarily related to expenses associated with contemplated acquisition targets and the TCJA analysis performed during the three months ended June 30, 2018.
Deferred compensation expense decreased $172,000, or 25.0%, to $517,000 for the three months ended June 30, 2018, compared to $689,000 for the three months ended June 30, 2017. The decrease was primarily related to a forfeiture of stock appreciation rights, slightly offset by the increase in expense related to a 2017 stock option grant.
Regulatory expense decreased $74,000, or 119.4%, to income of $12,000 due to the ACC and Residential Utility Consumer Office fees true-up recorded for the three months ended June 30, 2018, compared to an expense of $62,000 for the three months ended June 30, 2017, primarily due to the full amortization of the rate case expenses ending in 2017.
Depreciation – Depreciation expense increased $81,000, or 4.5%, to $1.9 million for the three months ended June 30, 2018 compared to $1.8 million for the three months ended June 30, 2017. The increase in depreciation expense was primarily due to an increase in fixed assets associated with the accelerated capital expenditure plan relating to the previously discussed Private Letter Ruling.
Other Income (Expense) – Other expense totaled $1.1 million for the three months ended June 30, 2018 compared to other expense of $1.0 million for the three months ended June 30, 2017. The increase of $86,000 in other expense was primarily attributed to a decrease in the Valencia earnout of $171,000, partially offset by a $93,000 change in Other – related party income (expense). The Valencia earnout consists of $3,000 for each new water meter installed within Valencia Water Company’s prior service areas. This decrease was primarily driven by slowed growth in our former service territory.
Other – related party income (expense) changed $93,000 to income of $60,000 for the three months ended June 30, 2018 compared to an expense of $33,000 for the three months ended June 30, 2017. Other – related party income (expense) includes royalty income based upon a percentage of certain FATHOM™ recurring revenue combined with the equity method gains and losses associated with our equity method investment in FATHOM™. The change in other – related party income (expense) was primarily driven by the equity method loss recorded on our investment in FATHOM™ of $49,000 for the three months ended June 30, 2018 compared to a loss of $127,000 for the three months ended June 30, 2017. Refer to Note 5 — “Equity Method Investment” to the condensed consolidated financial statement in Part I, Item 1 of this report for additional information.
Income Tax Expense – Income tax expense increased $475,000 to $766,000 for the three months ended June 30, 2018 compared to $291,000 for the three months ended June 30, 2017. The increase was driven by an increase in pretax income, slightly offset by the decrease in the corporate tax rate for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Net Income – Net income totaled $2.3 million for the three months ended June 30, 2018 compared to net income of $425,000 for the three months ended June 30, 2017. The $1.8 million increase was primarily attributed to the $2.4 million increase in operating income. The increase in operating income was primarily driven by the $2.4 million ICFA revenue recognized for the three months ended June 30, 2018. Partially offsetting this increase was an $86,000 increase in other expense for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Comparison of Results of Operations for the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017 (in thousands):

	For the Six Months Ended June 30,
	2018	2017
Revenues	$18,263	$14,936
Operating expenses	12,795	12,123
Operating income	5,468	2,813
Total other expense	(1,985)	(1,738)
Income before income taxes	3,483	1,075
Income tax expense	(907)	(461)
Net income	$2,576	$614

Basic earnings per common share	$0.13	$0.03
Diluted earnings per common share	$0.13	$0.03
Revenues – The following table summarizes our revenues for the six months ended June 30, 2018 and 2017 (in thousands).

	For the Six Months Ended June 30,
	2018	2017
Water services	$7,031	$6,682
Wastewater and recycled water services	8,815	8,218
Unregulated revenues	2,417	36
Total revenues	$18,263	$14,936

Total revenues increased $3.3 million, or 22.3%, for the six months ended June 30, 2018 compared with the six months ended June 30, 2017. The increase is primarily driven by the recognition of $2.4 million of ICFA revenue which resulted from additional capacity added to a wastewater plant. Refer to Note 2 — "Regulatory Decision and Related Accounting and Policy Changes" of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information about our ICFAs. The increase in revenue also reflects a 7.8% increase in active service connections, inclusive of a 2.5% increase due to the Turner acquisition, and an increase in rates related to Rate Decision No. 74364 in February 2014, coupled with an increase in consumption during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Slightly offsetting this increase was a $378,000 reduction due to the expected rate reduction from the ACC resulting from the TCJA. Refer to "—Recent Events — ACC Tax Docket."
Water Services – Water services revenue increased $349,000, or 5.2%, to $7.0 million for the six months ended June 30, 2018 compared to $6.7 million for the six months ended June 30, 2017.
Water services revenue based on consumption increased $514,000, or 18.9%, to $3.2 million for the six months ended June 30, 2018 compared to $2.7 million for six months ended June 30, 2017. The increase in consumption revenue is primarily driven by an increase in connections and consumption, combined with an increase in rates for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Active water connections increased 10.2% to 21,380 as of June 30, 2018 from 19,397 as of June 30, 2017, primarily due to organic growth in our service areas (1,020 connections, or 5.3%) as well as the acquisition of Turner (963 connections, or 4.9%).
Water consumption increased 5.0% to 1.1 billion gallons for the six months ended June 30, 2018, compared to 1.1 billion gallons for the six months ended June 30, 2017. The increase in consumption is primarily attributed to an increase in residential and commercial consumption, which was partially offset by a decrease in irrigation consumption for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in residential consumption was driven by an increase in active connections combined with an increase in average temperature.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $231,000, or 6.2%, to $4.0 million for the six months ended June 30, 2018 compared to $3.7 million for the six months ended June 30, 2017. This increase resulted from an increase in active service connections, combined with an increase in rates related to Rate Decision No. 74364.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.6 million, or 7.3%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in wastewater and recycled water services revenue is primarily driven by a $518,000 increase in wastewater services revenue combined with a $80,000 increase in recycled water services revenue for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in wastewater services revenue reflects the increase in rates related to Rate Decision No. 74364, as well as the increase in active wastewater connections, which increased 5.2% to 19,698 as of June 30, 2018 from 18,718 as of June 30, 2017.
Recycled water services revenue, which is based on the number of gallons delivered, increased $80,000, or 20.9%, to $428,000 for the six months ended June 30, 2018 compared to $354,000 for the six months ended June 30, 2017. The increase in recycled water services revenue is primarily related to the increase in recycled water consumption coupled with an increase in recycled water rates. The volume of recycled water delivered increased 34 million gallons, or 11.0%, to 339 million gallons for the six months ended June 30, 2018 compared to 305 million gallons for the six months ended June 30, 2017. Recycled water rates increased 10.3% per Rate Decision No. 74364 compared to 2017.
Operating Expenses – The following table summarizes our operating expenses for the six months June 30, 2018 and 2017 (in thousands):

	For the Six Months Ended June 30,
	2018	2017
Operations and maintenance	$3,130	$2,925
Operations and maintenance - related party	760	725
General and administrative	5,217	5,019
Depreciation	3,688	3,454
Total operating expenses	$12,795	$12,123
Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax, increased $205,000, or 7.0%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Property tax expense increased $88,000, or 9.3%, to $1.0 million for the six months ended June 30, 2018 compared to $945,000 for the six months ended June 30, 2017. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues. As revenues increase, we expect property taxes to also increase.
Utilities power and related expense increased $75,000, or 10.1%, to $815,000 for the six months ended June 30, 2018 compared to $740,000 for the six months ended June 30, 2017. The increase is mainly due to the increased capacity of a wastewater plant previously mentioned, coupled with increased connections.
Total personnel expenses increased $40,000, or 5.0%, to $833,000 for the six months ended June 30, 2018 compared to $793,000 for the six months ended June 30, 2017. The increase in personnel expense was primarily driven by an increase in medical insurance expense, which increased $52,000, partially offset by a decrease in capitalized labor benefits expense of $9,000, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Operations and Maintenance – Related Party – Operations and maintenance related party expenses are for service fees paid to FATHOM™ with respect to billing, customer service, and other support provided to our regulated utilities. Service fees paid to FATHOM™ increased $35,000, or 4.8%, to $760,000 for the six months ended June 30, 2018 compared to $725,000 for the six months ended June 30, 2017. The increase was primarily driven by an increase in connections.
General and Administrative – General and administrative costs include the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $198,000, or 3.9%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Personnel related costs increased $404,000, or 29.4%, to $1.8 million for the six months ended June 30, 2018 compared to $1.4 million for the six months ended June 30, 2017. The increase was driven by an increase in salaries and bonuses coupled with an increase in medical insurance expense for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Professional fees increased $320,000, or 38.7%, to $1.1 million for the six months ended June 30, 2018 compared to $826,000 for the six months ended June 30, 2017. The increase was primarily related to expenses associated with contemplated acquisition targets and the TCJA analysis performed during the six months ended June 30, 2018.
Deferred compensation expense decreased $382,000, or 44.2%, to $483,000 for the six months ended June 30, 2018 compared to $865,000 for the six months ended June 30, 2017. The decrease was primarily related to the lower increase in the carrying value of our equity awards due to the change in stock price, which increased $0.06 for the six months ended June 30, 2018 compared to an increase of $0.80 for the six months ended June 30, 2017. The effect of the change in carrying value was partially offset by the monthly expense recorded for the 2017 stock option grant for the six months ended June 30, 2018.
Board compensation expense decreased $82,000, or 17.7%, to $381,000 for the six months ended June 30, 2018 compared to $463,000 for the six months ended June 30, 2017. The decrease is related to the decrease in the unrealized loss on the deferred phantom units ("DPUs"), due to a lower increase in stock price, coupled with a decrease in board option expense due to the 2016 option grant being fully expensed in May 2018. This decrease was partially offset by increases in cash compensation paid to the board for the six months ended June 30, 2018.
Other Income (Expense) – Other expense totaled $2.0 million for the six months ended June 30, 2018 compared to other expense of $1.7 million for the six months ended June 30, 2017. The increase of $247,000 in other expense was primarily driven by a decrease in other income of $211,000 primarily related to the decrease in the Valencia earn out, combined with a $123,000 decrease in Other – related party income, primarily associated with our investment in FATHOMTM, slightly offset by an $82,000 decrease in interest expense.
Other – related party income decreased $123,000 to income of $58,000 for the six months ended June 30, 2018 compared to income of $181,000 for the six months ended June 30, 2017. Other – related party income includes royalty income based upon a percentage of certain FATHOM™ recurring revenue combined with the equity method gains and losses associated with our equity method investment in FATHOM™. The change in other – related party income was primarily driven by the equity method loss recorded on our investment in FATHOM™ of $159,000 for the six months ended June 30, 2018 compared to a loss of $5,000 for the six months ended June 30, 2017. Refer to Note 5 — “Equity Method Investment” of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.
Other income decreased $211,000 to $477,000 for the six months ended June 30, 2018 compared to $688,000 for the six months ended June 30, 2017. The decrease in other income is primarily related to the decrease in the Valencia earnout of $243,000 to $447,000 for the six months ended June 30, 2018 compared to $690,000 for the six months ended June 30, 2017. The Valencia earnout consists of $3,000 for each new water meter installed within Valencia’s prior service areas.
Income Tax Expense – Income tax expense of $907,000 was recorded for the six months ended June 30, 2018 compared to an income tax expense of $461,000 for the six months ended June 30, 2017. The increase in income tax expense recorded is primarily related to the expense incurred due to an increase in pre-tax net income, partially offset by recording of the impacts of the TCJA for the six months ended June 30, 2018.
Net Income (Loss) – Our net income totaled $2.6 million for the six months ended June 30, 2018 compared to income of $614,000 for the six months ended June 30, 2017. The $2.0 million increase was primarily attributed to a $2.7 million increase in operating income, partially offset by a $247,000 increase in total other expense for the six months ended June 30, 2018 compared to six months ended June 30, 2017. The increase in operating income was mainly driven by the $2.4 million ICFA revenue recognized for the six months ended June 30, 2018.

Outstanding Share Data
As of August 6, 2018, there were 21,455,593 shares of our common stock outstanding and options to acquire an additional 555,500 shares of our common stock outstanding.
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
As of June 30, 2018, we have no notable near-term cash expenditures or debt obligations. While specific facts and circumstances could change, we believe that we have sufficient cash on hand and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan as well as remain in compliance with our debt covenants for at least the next twelve months.
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
For the six months ended June 30, 2018, our net cash provided by operating activities totaled $5.3 million compared to $3.7 million for the six months ended June 30, 2017. The $1.6 million change in cash from operating activities was primarily driven by the increase in net income of $2.0 million combined with an increase in accounts payable of $0.8 million, an increase in deferred income tax of $0.5 million, and a decrease in other current assets of $0.4 million. The increase was partially offset by the decrease in other non-current liabilities of $1.9 million for six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Cash Used In Investing Activities
Our net cash used in investing activities totaled $5.1 million for the six months ended June 30, 2018 compared to $12.8 million for the six months ended June 30, 2017. The $7.7 million change in cash used in investing activities was primarily driven by a decrease in capital expenditures of $10.3 million, slightly offset by the increase in acquisition expenditures of $2.6 million due to the acquisition of Turner, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
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
Cash Used In Financing Activities
Our net cash used in financing activities totaled $1.7 million for the six months ended June 30, 2018, a $0.6 million change as compared to the $2.3 million in cash used in financing activities for the six months ended June 30, 2017. This change was primarily driven by an increase in proceeds from stock option exercises combined with increased AIAC receipts, partially offset by an increase in dividends paid for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.
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
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of June 30, 2018, the Company was in compliance with its financial debt covenants.
Debt issuance costs as of June 30, 2018 and December 31, 2017 were $672,000 and $693,000, respectively.
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
Debt issuance costs as of June 30, 2018 and December 31, 2017 were $137,000 and $20,000, respectively.
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

There have been no significant changes to our critical accounting policies from those disclosed under “Managements’ Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies, Judgments, and Estimates” in our most recent Annual Report on Form 10-K filed with the SEC on March 9, 2018 other than as disclosed below.

Goodwill
Goodwill represents the excess purchase price over the fair value of net tangible and identifiable intangible assets acquired through acquisitions. Goodwill is not amortized, it is instead tested for impairment annually, or more often, if circumstances indicate a possible impairment may exist. As required, we evaluate goodwill for impairment annually and at an interim date if indications of impairment exist. When testing goodwill for impairment, we may assess qualitative factors, including macroeconomic conditions, industry and market considerations, overall financial performance, and entity specific events to determine whether it is more likely than not that the fair value of a operating and reportable segment is less than its carrying amount.
We utilize internally developed discounted future cash flow models, third-party appraisals, or broker valuations to determine the fair value of the operating and reportable segment. Under the discounted cash flow approach, we utilize various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates. Our estimated future cash flows are based on historical data, internal estimates, and external sources. We then compare the estimated fair value to the carrying value. If the carrying value is in excess of the fair value, an impairment charge is recorded to asset impairments within our consolidated statement of operations in the amount by which the reporting unit's carrying value exceeds its fair value, limited to the carrying value of goodwill. Refer to Note 7 — "Goodwill and Intangible Assets" of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information about goodwill.
Off Balance Sheet Arrangements
As of June 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements.
Contractual Obligations
The following table summarizes our contractual cash obligations as of June 30, 2018 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt obligations	$115,060	$8	$17	$7,673	$107,362
Interest on long-term debt (2)	64,613	5,212	10,422	10,157	38,822
Capital lease obligations	122	30	66	26	—
Interest on capital lease	16	7	8	1	—
Operating lease obligations	138	90	43	5	—
FATHOM™ purchase obligations(3)	717	717	—	—	—
Total (1)	$180,666	$6,064	$10,556	$17,862	$146,184

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

(3)
The Company entered into an agreement with FATHOM™ to replace a majority of its meter infrastructure in 2017. This project was completed in 2017. The final amount to be paid is subject to finalizing contractual terms of the agreement. Refer to Note 8 – “Transactions with Related Parties” of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices, and interest rates. The Company uses fixed-rate long-term debt to reduce the risk from interest rate fluctuations. Although the Company’s long-term debt is based on fixed rates, changes in interest rates could impact the fair market value of the Company’s long-term debt.  As of June 30, 2018, the fair market value of the Company’s long-term debt was $111.3 million.  For additional information about the Company’s long-term debt, refer to Note 10 — “Debt” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other than interest-related risks, the Company believes the risks associated with price increases for chemicals, electricity, and other commodities are mitigated by the Company’s ability over the long-term to recover its costs through rate increases to its customers, though such recovery is subject to regulatory lag.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Office and Chief Financial Officer, reviewed and evaluated our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may, from time to time, be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. To our knowledge, we are not involved in any legal proceeding which is expected to have a material effect on us.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10 K for the year ended December 31, 2017. There have been no material changes in our risk factors from those discussed in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 other than as disclosed below.

Regulatory and Legislative Factors

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

The TCJA was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law, which ultimately could impact our results of operations in the period issued.

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

In addition, the ACC opened a docket to address the utility ratemaking implications of the TCJA. At this point, it is not clear what action the ACC will take regarding the TCJA issues. As a result, we cannot determine the exact effect of the TCJA on currently enacted rates. However, based on currently available information and assuming the same number of total active connections as of December 31, 2017, we estimate that the TCJA, based on currently enacted rates, could adversely impact our revenue by as much as approximately $1.1 million on an annual basis.

On August 3, 2018, the ACC Staff published a recommendation in response to the Company’s previously submitted proposal relating to the TCJA. We now believe it is more likely than not that the ACC will require a rate reduction, and thus, have recorded a $378,000 reduction to revenue for the three and six months ended June 30, 2018. The reduction reflects the staff proposal on the phase-in of tax reform filed August 3, 2018 using the Company's estimated impacts of tax reform filed on July 2, 2018. Refer to — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events — ACC Tax Docket” included in Part I, Item 2 on this Form 10-Q for more information on the ACC docket that addresses the utility ratemaking implications of the TCJA.

We may not be able to defer all of the gain realized from the condemnation of the operations and assets of Valencia.

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

Pursuant to Internal Revenue Code §1033, the Company would have been able to defer the gain on condemnation through the end of 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018, which the IRS approved on August 8, 2017. Following the approval of the extension, the Company has slightly modified the timing of certain planned investments within its capital improvement plan in accordance with Internal Revenue Code §1033. Accordingly, the Company substantially completed these investments in 2017, with some remaining improvements intended to be completed in 2018. As of June 30, 2018, our deferred tax liability relating to the condemnation was approximately $4.7 million.

We plan to file another extension during 2018 which, if approved, will defer the remaining gain to the end of 2019. However, there is no guarantee that this extension will be approved. In the event that we are unable to defer the remaining gain prior to the applicable deadline, whether the extension is approved or not, then any tax relating to such gain will be owed by us. Any such tax could be material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended June 30, 2018.
b) Use of Proceeds
None.
c) Issuer Purchases of Equity Securities
None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

2.1.1	Arrangement Agreement	Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed January 19, 2016.

2.1.2	Plan of Arrangement	Incorporated by reference to Exhibit 2.1.2 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed April 13, 2016.

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 4, 2016.

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed May 4, 2016.

10.1	Global Water Resources, Inc. 2018 Stock Option Plan*	Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed with the SEC on April 6, 2018.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
________________________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Water Resources, Inc.

Date:	August 8, 2018	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial Officer)