Form 10-Q
period 2018-09-30
Global Water Resources, Inc.
filed 2018-11-08
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 5, 2018, the registrant had 21,471,296 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	288,363	289,051
Less accumulated depreciation	(76,678)	(75,592)
Net property, plant and equipment	211,685	213,459
CURRENT ASSETS:
Cash and cash equivalents	20,173	5,248
Accounts receivable — net	1,776	1,528
Due from affiliates	489	430
Accrued revenue	2,011	1,759
Prepaid expenses and other current assets	1,023	700
Total current assets	25,472	9,665
OTHER ASSETS:
Goodwill	1,743	—
Intangible assets — net	12,772	12,772
Regulatory asset	1,871	1,871
Bond service fund and other restricted cash	502	436
Equity method investment	124	345
Other noncurrent assets	40	20
Total other assets	17,052	15,444
TOTAL ASSETS	254,209	238,568
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	366	321
Accrued expenses	9,269	7,252
Customer and meter deposits	1,416	1,395
Long-term debt and capital leases — current portion	46	8
Total current liabilities	11,097	8,976
NONCURRENT LIABILITIES:
Long-term debt and capital leases	114,509	114,363
Deferred revenue - ICFA	17,358	19,746
Regulatory liability	9,277	8,463
Advances in aid of construction	62,411	62,725
Contributions in aid of construction — net	4,300	4,425
Deferred income tax liabilities, net	4,162	3,114
Acquisition liability	934	934
Other noncurrent liabilities	719	962
Total noncurrent liabilities	213,670	214,732
Total liabilities	224,767	223,708
Commitments and contingencies (Refer to Note 15)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,530,470 and 19,631,266 shares issued as of September 30, 2018 and December 31, 2017, respectively.	215	196
Treasury stock, 59,174 and no shares at September 30, 2018 and December 31, 2017, respectively.	(1)	—
Paid in capital	25,643	14,288
Retained earnings	3,585	376
Total shareholders' equity	29,442	14,860
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	254,209	238,568
See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Water services	$4,465	$4,165	$11,496	$10,847
Wastewater and recycled water services	4,515	4,284	13,330	12,502
Unregulated revenues	19	23	2,436	59
Total revenues	8,999	8,472	27,262	23,408

OPERATING EXPENSES:
Operations and maintenance	1,808	1,574	4,938	4,499
Operations and maintenance - related party	386	366	1,146	1,091
General and administrative	2,942	2,012	8,159	7,031
Depreciation	1,807	1,710	5,495	5,164
Total operating expenses	6,943	5,662	19,738	17,785
OPERATING INCOME	2,056	2,810	7,524	5,623

OTHER INCOME (EXPENSE):
Interest income	22	4	37	14
Interest expense	(1,358)	(1,272)	(3,893)	(3,889)
Other	82	439	559	1,127
Other - related party	52	(12)	110	169
Total other expense	(1,202)	(841)	(3,187)	(2,579)

INCOME BEFORE INCOME TAXES	854	1,969	4,337	3,044
INCOME TAX EXPENSE	(221)	(766)	(1,128)	(1,227)
NET INCOME	$633	$1,203	$3,209	$1,817

Basic earnings per common share	$0.03	$0.06	$0.16	$0.09
Diluted earnings per common share	$0.03	$0.06	$0.16	$0.09
Dividends declared per common share	$0.07	$0.07	$0.21	$0.21

Weighted average number of common shares used in the determination of:
Basic	21,088,456	19,617,951	20,130,574	19,596,467
Diluted	21,117,810	19,667,141	20,169,998	19,632,196

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2017	19,631,266	$196	—	$—	$14,288	$376	$14,860
Dividend declared $0.21 per share	—	—	—	—	(4,308)	—	(4,308)
Issuance of common stock	1,720,000	17	—	—	14,619		14,636
Treasury stock	—	—	(59,174)	(1)	—	—	(1)
Stock option exercise	179,204	2	—	—	788	—	790
Stock compensation		—	—	—	256	—	256
Net income	—	—	—	—	—	3,209	3,209
BALANCE - September 30, 2018	21,530,470	$215	(59,174)	$(1)	$25,643	$3,585	$29,442

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,209	$1,817
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	1,475	1,229
Depreciation	5,495	5,164
Amortization of deferred debt issuance costs and discounts	33	33
Loss on equity investment	221	106
Other (gains) and losses	(28)	17
Provision for doubtful accounts receivable	68	87
Deferred income tax expense	1,049	1,134
Changes in assets and liabilities
Accounts receivable	(195)	(197)
Other current assets	(636)	(523)
Accounts payable and other current liabilities	980	(635)
Other noncurrent assets	—	80
Other noncurrent liabilities	(1,495)	(32)
Net cash provided by operating activities	10,176	8,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,404)	(16,602)
Cash paid for acquisitions, net of cash acquired	(2,619)	—
Deposits of restricted cash, net	(66)	(212)
Other cash flows from investing activities	64	—
Net cash used in investing activities	(6,025)	(16,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(4,308)	(4,012)
Advances in aid of construction	579	435
Proceeds from stock option exercise	790	375
Principal payments under capital lease	(18)	(80)
Refunds of advances for construction	(892)	(844)
Loan borrowings	14	—
Loan repayments	(8)	—
Proceeds from sale of stock	15,910	—
Debt issuance costs paid	(19)	—
Payments of offering costs for sale of stock	(1,274)	—
Net cash (used) provided by financing activities	10,774	(4,126)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,925	(12,660)
CASH AND CASH EQUIVALENTS — Beginning of period	5,248	20,498
CASH AND CASH EQUIVALENTS – End of period	$20,173	$7,838

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 are unaudited. The December 31, 2017 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017. In our opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Corporate Transactions
Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.
On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company, Inc. ("Valencia") to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye paid the Company $55.0 million at close, plus an additional $0.1 million in working capital adjustments. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement.
Sale of Loop 303 Contracts
In September 2013, the Company sold its Wastewater Facilities Main Extension Agreements (“MXA”) and Offsite Water Management Agreements (“WMA") for the contemplated Loop 303 service area along with their related rights and obligations to EPCOR Water Arizona Inc. (“EPCOR”) (collectively the “Transfer of Project Agreement”, or “Loop 303 Contracts”). Pursuant to the Transfer of Project Agreement, EPCOR agreed to pay GWRI approximately $4.1 million over a multi-year period. As part of the consideration, GWRI agreed to complete certain engineering work required in the WMAs, which work had been completed prior to January 1, 2015. As the engineering work has been completed, the Company effectively has no further obligations under the WMAs, the MXAs, or the Transfer of Project Agreement. Prior to January 1, 2015, the Company had received $2.8 million of proceeds and recognized income of approximately $3.3 million within other income (expense) in the statement of operations related to the gain on sale of these agreements and the proceeds received prior to January 1, 2015 for engineering work required in the WMAs. The Company received additional proceeds of approximately $0.3 million in April 2015 and recognized those amounts as income at that time. Receipt of the remaining $1.0 million of proceeds will be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners.
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
Pursuant to Internal Revenue Code §1033, the Company would have been able to defer the gain on condemnation through the end of 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018, which the IRS approved on August 8, 2017. On August 28, 2018, the Company filed a request to further defer the gain to the end of 2019, which the IRS approved on October 12, 2018. As a result of the Private Letter Ruling, the Company significantly increased capital expenditures in 2016 and 2017 as compared to prior years. The Company expects capital expenditures in 2018 to be between $4.0 million and $5.0 million. As a result of the most recent Private Letter Ruling extension, the Company expects an increase in capital expenditures for 2019 compared to 2018 to fully defer the remaining tax liability of approximately $3.8 million as of September 30, 2018. Upon the successful deferral of the remaining tax liability, capital expenditures are expected to decline in 2020, 2021, and beyond.
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
Acquisition of Turner Ranches Water and Sanitation Company
On May 30, 2018, the Company acquired Turner Ranches Water and Sanitation Company ("Turner"), a non-potable irrigation water utility in Mesa, Arizona, for total consideration of approximately $2.8 million in cash. Refer to Note 6 — "Acquisitions" for additional information regarding the Turner acquisition.

Common Stock Offering

On July 20, 2018, the Company completed a public offering of 1,720,000 shares of common stock at a public offering price of $9.25 per share, which included 220,000 shares issued and sold pursuant to the underwriter's exercise in full of its option to purchase additional shares. The Company received net proceeds of approximately $14.6 million after deducting underwriting discounts and commissions and offering expenses payable by the Company, which collectively totaled $1.3 million.
ACC Tax Docket
At both September 30, 2018 and December 31, 2017, the Company had a regulatory asset and regulatory liability in the amount of $1.9 million and $0.6 million, respectively, related to the Federal Tax Cuts and Jobs Act (the "TCJA") signed into law on December 22, 2017. Under ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred income taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers.

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
On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah and Northern Scottsdale utilities due to the TCJA.  Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of our revenue requirement under Rate Decision No. 74364 enacted in February 2014. In 2018, the annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities are approximately $312,000, $449,000, $16,000, and $5,000, respectively. In 2021, the final year of the phase-in, the annual reductions in revenue for our Santa Cruz, Palo Verde, Tonopah, and Northern Scottsdale utilities will be approximately $415,000, $669,000, $16,000, and $5,000, respectively. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the TCJA.
Rate Decision No. 76901, however, did not address the impacts of the TCJA on accumulated deferred income taxes (“ADIT”), including excess ADIT (“EADIT”).  The ACC has requested the Company to submit a proposal by December 19, 2018 regarding the impact of the TCJA on its ADIT as of January 1, 2018, and the related EADIT amortization methods for both the plant-related (the protected element of EADIT) and the non-plant related (the unprotected portion of EADIT) assets, as appropriate.  The Company is continuing to analyze the ADIT, including EADIT implications of the TJCA, and intends to file a proposal with the ACC by the December 19, 2018 deadline.
Previously, the ACC Chairman noted that there may be some unintended consequences related to the tax treatment of contributions in aid of construction (“CIAC”) and advances in aid of construction (“AIAC”), which are now taxable. We discussed with developers, homebuilders, and other utilities the AIAC and CIAC issues related to the TCJA and have also filed comments with the ACC on June 22, 2018, October 9, 2018, and November 6, 2018 regarding these issues. On August 2, 2018, the ACC Staff recommended the adoption of three alternative methodologies for funding the income tax on AIAC and CIAC: 1) full gross-up of the tax to the contributor; 2) self-payment of the tax by the utility; or 3) a hybrid sharing arrangement where the contributor pays a portion of the tax and the utility pays a portion of the tax.
The ACC conducted an open meeting on November 7, 2018, to discuss and vote on the August 2, 2018 ACC Staff recommendation, as well as amendments proposed by various parties to the proceeding. At the meeting, the August 2, 2018 ACC Staff recommendation and five amendments thereto were adopted by the ACC. The ACC stated that further action to adopt additional amendments may be discussed and voted on at the December meeting. The August 2, 2018 ACC Staff recommendation, as amended and adopted, dictates the following: 1) provides that under the hybrid sharing method, a contributor would pay a gross up to the utility on a 55% sharing of the income tax expense with the utility covering the other 45%; 2) removes the full gross up method option for Class A and B utilities (i.e. Santa Cruz and Palo Verde); 3) ensures proper ratemaking treatment of a utility using the self-pay method; 4) clarifies that pass-through entities that are owned by a "C" corporation can recover tax expense according to methods allowed; and 5) requires Class A and B utilities' to self-pay the taxes associated with hook up fee contributions but permits using a portion of the hook up fees to fund these taxes.

Significant Accounting Policies
Basic and Diluted Earnings per Common Share
As of September 30, 2018, the Company had 499,896 options outstanding to acquire shares of the Company's common stock. The 100,000 options outstanding from the 2016 option grant provide 29,354 and 39,424 common share equivalents for the three and nine months ended September 30, 2018, respectively, which were included within the calculation of diluted earnings per share for the three and nine months ended September 30, 2018. The 399,896 options outstanding from the 2017 option grant were not included for the three and nine months ended September 30, 2018 dilutive earnings per share calculation, as to do so would be antidilutive. Refer to Note 13 — “Deferred Compensation Awards” for additional information regarding the option grants.
As of September 30, 2017, the Company had 740,000 options outstanding to acquire shares of the Company's common stock. The 275,000 options outstanding from the 2016 option grant provided 49,190 and 35,729 common share equivalents for the three and nine months ended September 30, 2017, respectively, which were included within the calculation of diluted earnings per share for the three and nine months ended September 30, 2017. The 465,000 options outstanding from the 2017 option grant were not included for the three and nine months ended September 30, 2017 dilutive earnings per share calculation, as to do so would be antidilutive. Refer to Note 13 — “Deferred Compensation Awards” for additional information regarding the option grants.
Goodwill
Goodwill represents the excess purchase price over the fair value of net tangible and identifiable intangible assets acquired through acquisitions. Goodwill is not amortized, it is instead tested for impairment annually, or more often, if circumstances indicate a possible impairment may exist. As required, we evaluate goodwill for impairment annually, and do so as of November 1 of each year, and at an interim date if indications of impairment exist. When testing goodwill for impairment, we may assess qualitative factors, including macroeconomic conditions, industry and market considerations, overall financial performance, and entity specific events to determine whether it is more likely than not that the fair value of an operating and reportable segment is less than its carrying amount.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”). ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The guidance is effective for public companies for annual periods beginning after December 15, 2017, and interim periods within those annual periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. Due to qualifying as an emerging growth company, the Company is required to adopt the ASU on January 1, 2019. The guidance should be applied using a retrospective transition method for each period presented. The Company will include restricted cash with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company does not expect this update to have a material impact on its consolidated financial statements.
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
In July 2018, the FASB issued ASU 2018-09, Codification Improvements ("ASU 2018-09"). ASU 2018-09 clarifies, corrects errors in, or makes minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. A majority of the amendments in ASU 2018-09 will be effective for public companies for annual periods beginning after December 15, 2018. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019. Due to qualifying as an emerging growth company, the Company is required to adopt the ASU on January 1, 2020. Early adoption is permitted. The Company is currently assessing the impact that adopting this new standard will have on its consolidated financial statements.
In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 ("ASU 2018-10"). ASU 2018-10 improves various aspects within ASC 842, such as rate implicit in the lease, lessee's reassessment of lease classification, lease term and purchase option, as well as many other aspects of the guidance. The ASU is effective when the entity adopts ASC 842, which will be January 1, 2020 for the Company. The Company is currently assessing the impact that adopting this new standard will have on its consolidated financial statements.
In July 2018, the FASB issued ASU 2018-11, Leases Topic 842, Targeted Improvements ("ASU 2018-11"). ASU 2018-11 provides entities the option to elect not to recast the comparative periods presented when transitioning to ASC 842 and lessors may elect not to separate lease and non-lease components when certain conditions are met. The ASU is effective when the entity adopts ASC 842, which will be January 1, 2020 for the Company. The Company is currently assessing the impact that adopting this new standard will have on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) ("ASU 2018-13"). ASU 2018-13 changes the fair value disclosure requirements including new, eliminated, and modified disclosure requirements of ASC 820. Specifically, the ASU requires the addition of disclosures for Level 3 fair value measurements with unrealized gains and losses included in other comprehensive income and disclosure of the range of the weighted average used to develop significant unobservable inputs for Level 3 measurements. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that adopting this new standard will have on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Topic 350) ("ASU 2018-15"). ASU 2018-15 amends ASC 350 to include in its scope implementation costs of a Cloud Computing Arrangement ("CCA") that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. This guidance will be effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Due to qualifying as an emerging growth company, the Company is required to adopt the ASU on January 1, 2021. Early adoption is permitted, including adoption in any interim period, for all entities. The Company is currently assessing the impact that adopting this new standard will have on its consolidated financial statements.
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
On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities due to the TCJA. Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of our revenue requirements under Rate Decision No. 74364. Refer to Note 1 — "Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions — ACC Tax Docket" for details regarding Rate Decision No. 76901.
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
The Company will account for the portion allocated to the HUF as a CIAC contribution. However, in accordance with the ACC directives the CIAC is not deducted from rate base until the HUF funds are expended for utility plant. Such funds will be segregated in a separate bank account and used for plant. A HUF liability will be established and will be amortized as a reduction of depreciation expense over the useful life of the related plant once the HUF funds are utilized for the construction of plant. For facilities required under a HUF or ICFA, the utilities must first use the HUF moneys received, after which, it may use debt or equity financing for the remainder of construction. The Company will record 30% of the funds received, up until the HUF liability is fully funded, as deferred revenue, which is to be recognized as revenue once the obligations specified within the ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. As of September 30, 2018 and December 31, 2017, ICFA deferred revenue recorded on the consolidated balance sheet totaled $17.4 million and $19.7 million, respectively, which represents deferred revenue recorded for ICFA funds received on contracts that had become due prior to Rate Decision No. 74364. For ICFA contracts coming due after December 31, 2013, as funding is received 30% will be added to this balance with the remaining 70% recorded to a HUF liability, until the HUF liability is fully funded at which time any funding greater than the HUF liability will be recorded as deferred revenue.
ICFA Revenue Recognition - The Company will recognize ICFA revenue when the following conditions are met:

•	the fee is fixed and determinable;

•	the cash received is nonrefundable;

•	capacity currently exists to serve the specific lots; and

•	there are no additional significant performance obligations.
For the nine months ended September 30, 2018, the Company recognized $2.4 million of ICFA revenue, which resulted from additional capacity added to a wastewater plant.
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
3. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at September 30, 2018 and December 31, 2017 consist of the following (in thousands):

	September 30, 2018	December 31, 2017	Average Depreciation Life (in years)
Mains/lines/sewers	$119,368	$117,381	47
Plant	77,754	72,863	25
Equipment	31,223	29,904	10
Meters	13,088	12,693	12
Furniture, fixture and leasehold improvements	371	368	8
Computer and office equipment	603	720	5
Software	241	242	3
Land and land rights	891	861
Other	428	428
Construction work-in-process	44,396	53,591
Total property, plant and equipment	288,363	289,051
Less accumulated depreciation	(76,678)	(75,592)
Net property, plant and equipment	$211,685	$213,459

4. ACCOUNTS RECEIVABLE
Accounts receivable as of September 30, 2018 and December 31, 2017 consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Billed receivables	$1,972	$1,691
Less allowance for doubtful accounts	(196)	(163)
Accounts receivable – net	$1,776	$1,528
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
In March 2017, FATHOM™ completed a round of financing, wherein our ownership percentage was reduced from 8.0% to 7.1% on a fully diluted basis. In conjunction with the recapitalization, the Company's equity interest was adjusted in accordance with ASC 323, Investments-Equity Method and Joint Ventures, wherein we recorded a $0.2 million gain for the nine months ended September 30, 2017. The adjustment to the carrying value of the FATHOM™ investment was calculated using our proportionate share of FATHOM™'s adjusted net equity. The gain was recorded within other income and expense in our consolidated statement of operations in the first quarter of 2017. The carrying value of the FATHOM™ investment consisted of a balance of $0.1 million as of September 30, 2018 and $0.3 million as of December 31, 2017, and reflects our initial investment, the adjustments related to subsequent rounds of financing, and our proportionate share of FATHOM™'s cumulative earnings (losses).
We evaluate the FATHOM™ investment for impairment whenever events or changes in circumstances indicate that the carrying value of the FATHOM™ investment may have experienced an “other-than-temporary” decline in value. Since the sale of GWM, the losses incurred on the FATHOM™ investment were greater than anticipated; however, based upon our evaluation of various relevant factors, including the most recent round of financing and the ability of FATHOM™ to achieve and sustain an earnings capacity that would justify the carrying amount of the FATHOM™ investment, we do not believe the FATHOM™ investment to be impaired as of September 30, 2018.

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
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of September 30, 2018, the goodwill balance of $1.7 million related to the Turner acquisition. There were no indicators of impairment identified as a result of the Company's review of events and circumstances related to its goodwill subsequent to the acquisition. Refer to Note 6 — "Acquisitions" for additional information regarding the Turner acquisition.

Intangible Assets
As of September 30, 2018 and December 31, 2017 intangible assets consisted of the following (in thousands):

	September 30, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532	$—	$1,532	$1,532	$—	$1,532
Intangible trademark	13	—	13	13	—	13
	1,545	—	1,545	1,545	—	1,545
AMORTIZED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(12,154)	5,824	17,978	(12,154)	5,824
Sonoran contract rights	7,406	(2,003)	5,403	7,406	(2,003)	5,403
	25,384	(14,157)	11,227	25,384	(14,157)	11,227
Total intangible assets	$26,929	$(14,157)	$12,772	$26,929	$(14,157)	$12,772
Acquired ICFAs and contract rights related to our 2005 acquisition of Sonoran Utility Services, LLC assets are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. No amortization was recorded for these balances for the three and nine months ended September 30, 2018 and 2017.
8. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a shareholder and director of the Company. Medical claims paid to the plan were approximately $0.1 million and $62,000 for the three months ended September 30, 2018 and 2017, respectively. Medical claims paid to the plan were approximately $0.3 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively.
As GWM was previously owned by the Company, it has historically provided billing, customer service, and other support services for the Company’s regulated utilities pursuant to a services agreement with GWM whereby the Company has agreed to use the FATHOM™ platform for all of its regulated utility services for an initial term of 10 years. The services agreement was amended on November 17, 2016, which extended the term of the contract through December 31, 2026. As part of the amended agreement, the Company reduced the monthly rate per connection from $7.79 per water account/month to $6.24 per water account/month. Additionally, the scope of services was expanded to include a meter replacement program of approximately $11.4 million, wherein the Company replaced a majority of its meter infrastructure. As of September 30, 2018, $10.7 million has been paid to GWM in connection with the meter exchange program, and $700,000 remains to be paid to GWM pending completion pursuant to the terms of the services agreement. Amounts collected by GWM from the Company’s customers that GWM has not yet remitted to the Company are included within the “Due from affiliates” caption on the Company’s consolidated balance sheet. As of September 30, 2018 and December 31, 2017, the unremitted balance totaled $0.5 million and $0.4 million, respectively. Based on current service connections, annual fees to be paid to GWM for FATHOM™ services will be approximately $1.5 million at a rate of $6.24 per water account/month. For the three months ended September 30, 2018 and 2017, the Company incurred FATHOM™ service fees of approximately $0.4 million and $0.4 million, respectively. For both the nine months ended September 30, 2018 and 2017, the Company incurred FATHOM™ service fees of approximately $1.1 million.
The services agreement is automatically renewable for successive 10-year periods, unless notice of termination is given prior to any renewal period. The services agreement may be terminated by either party for default only and the termination of the services agreement will also result in the termination of the royalty payments (described below) payable to the Company. Pursuant to the purchase agreement for the sale of GWM, the Company is entitled to quarterly royalty payments based on a percentage of certain of GWM’s recurring revenues for a 10-year period, up to a maximum of $15.0 million. The Company made the election to record these quarterly royalty payments prospectively in income as the amounts are earned. Royalties recorded within other income totaled approximately $0.1 million and $88,000 for the three months ended September 30, 2018 and 2017, respectively, and $0.3 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively.

9. ACCRUED EXPENSES
Accrued expenses at September 30, 2018 and December 31, 2017 consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Deferred compensation	$2,252	$2,171
Property taxes	1,570	989
Meter replacement - related party	717	717
Interest	1,770	468
Dividend payable	507	464
Asset retirement obligation	427	427
Other accrued liabilities	2,026	2,016
Total accrued expenses	$9,269	$7,252
10. FAIR VALUE
Fair Value of Financial Instruments
FASB ASC 820 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company's assumptions (unobservable inputs). The hierarchy consists of three levels, as follows:

•	Level 1 - Quoted market prices in active markets for identical assets or liabilities

•	Level 2 - Inputs other than Level 1 that are either directly or indirectly observable

•	Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that the Company believes market participants would use.
Financial assets and liabilities measured at fair value on a recurring basis as of September 31, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
Certificate of Deposit(1)	$3,000	$—	$—	$3,000	$—	$—	$—	$—
Demand Deposit(1)	5,012	—	—	5,012	—	—	—	—
Certificate of Deposit - Restricted(2)	—	431	—	431	—	427	—	427
Long-term debt(3)	—	109,784	—	109,784	—	115,749	—	115,749
Total	$8,012	$110,215	$—	$118,227	$—	$116,176	$—	$116,176

(1) Certificate of Deposit and Demand Deposit are presented on the Cash and cash equivalents line item of the Company's condensed consolidated balance sheets. They are valued at amortized cost, which approximates fair value. The Certificate of Deposit has no withdrawal restrictions or penalties.
(2) Certificate of Deposit - Restricted is presented on the Bond service fund and other restricted cash line item of the Company's condensed consolidated balance sheets. It is valued at amortized cost, which approximates fair value.
(3) The fair value of our debt was estimated based on interest rates considered available for instruments of similar terms and remaining maturities. Refer to Note 11 — "Debt" for further details.

11. DEBT

The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.38% Series A 2016, maturing June 2028	$—	$28,750	$—	$28,750
4.58% Series B 2016, maturing June 2036	—	86,250	—	86,250
1.20% WIFA Loan, maturing October 2032	3	40	3	41
4.65% Harquahala Loan, maturing January 2021	5	11	5	15
4.60% WIFA Loan, maturing March 2037	1	12	—	—
	9	115,063	8	115,056
OTHER
Capital lease obligations	37	106	—	—
Debt issuance costs	—	(660)	—	(693)
Total debt	$46	$114,509	$8	$114,363
 2016 Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter. The proceeds of the senior secured notes were primarily used to refinance the previously outstanding long-term tax exempt bonds, which were subject to an early redemption option at 103%, plus accrued interest, as a result of the initial public offering of our common stock in May 2016 (the "U.S. IPO"). As part of the refinancing of the long-term debt, the Company paid a prepayment penalty of $3.2 million and wrote off the remaining $2.2 million in capitalized loan fees related to the tax exempt bonds, which were recorded as additional interest expense in the second quarter of 2016. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. Debt issuance costs as of September 30, 2018 and December 31, 2017 were $0.7 million and $0.7 million, respectively.
The senior secured notes require the Company maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of September 30, 2018, the Company was in compliance with its financial debt covenants.
Eagletail Loans
In May 2017, the Company acquired Eagletail. As part of the acquisition, the Company assumed two unsecured loans held by Eagletail. These loans are payable to the Water Infrastructure Finance Authority of Arizona ("WIFA") and Harquahala Valley Community Benefits Foundation ("Harquahala"). The WIFA loan bears an interest rate of 1.20% over a 20-year term, while the Harquahala loan bears an interest rate of 4.65% over a 15-year term. In 2017, the Company entered into a second loan payable to WIFA ("2017 WIFA"). The 2017 WIFA loan bears an interest rate of 4.60% over a 20-year term. In September 2018, the Company drew approximately $13,000 from the 2017 WIFA loan. Refer to the table above for carrying balances as of September 30, 2018.
Revolving Credit Line
On April 20, 2018, the Company entered into an agreement with MidFirst Bank, a federally chartered savings association, for a two-year revolving line of credit up to $8.0 million, set to expire on April 30, 2020. The credit facility bears an interest rate of LIBOR plus 2.25%. As of September 30, 2018, the Company had no outstanding borrowings under this credit line. Unamortized debt issuance costs as of September 30, 2018 and December 31, 2017 were $0.1 million and $20,000, respectively.

The revolving credit line requires the Company maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The revolving credit line also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. As of September 30, 2018, the Company was in compliance with its financial debt covenant.
At September 30, 2018, the remaining aggregate annual maturities of debt and minimum lease payments under capital lease obligations for the years ended December 31 are as follows (in thousands):

	Debt	Capital Lease Obligations
Remaining three months of 2018	$2	$11
2019	9	46
2020	10	45
2021	1,923	46
2022	3,837	13
Thereafter	109,291	—
Subtotal	115,072	161
Less: amount representing interest	—	(18)
Total	$115,072	$143
12. INCOME TAXES
During the three months ended September 30, 2018, the Company recorded a tax expense of $0.2 million on a pre-tax income of $0.9 million, compared to a tax expense of $0.8 million on a pre-tax income of $2.0 million for the three months ended September 30, 2017. During the nine months ended September 30, 2018, the Company recorded a tax expense of $1.1 million on pre-tax income of $4.3 million, compared to a tax expense of $1.2 million on pre-tax income of $3.0 million for the nine months ended September 30, 2017. The income tax provision was computed based on the Company’s estimated effective tax rate, reflective of the TCJA new federal rates beginning January 1, 2018, and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items. Refer to Note 1 — "Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements" for further details.
13. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.
2016 stock option grant
In May 2016, GWRI’s Board of Directors granted stock options to acquire 325,000 shares of GWRI’s common stock to the members of the board. The options were granted with an exercise price of $7.50, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on May 20, 2016. The options vested over a two-year period, with 50% having vested in May 2017 and 50% having vested in May 2018. The options have a three-year life. The Company expensed the $0.3 million fair value of the stock option grant ratably over the two-year vesting period in accordance with ASC 323. No stock-based compensation expense was recorded for the three months ended September 30, 2018 and $43,000 was recorded for the three months ended September 30, 2017. Stock-based compensation expense of $68,000 and $0.1 million was recorded for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, 225,000 options have been exercised with 100,000 outstanding. Of the 225,000 options exercised, 75,000 shares were exercised utilizing a cashless exercise, which resulted in an increase in shares outstanding of 15,826 as well as 59,174 shares recorded to treasury stock.

2017 stock option grant
In August 2017, GWRI's Board of Directors granted stock options to acquire 465,000 shares of GWRI's common stock to employees throughout the Company. The options were granted with an exercise price of $9.40, the market price of the Company's common shares on the NASDAQ Global Market at the close of business on August 10, 2017. The options vest over a four-year period, with 25% having vested in August 2018, 25% vesting in August 2019, 25% vesting in August 2020, and 25% vesting in August 2021. The options have a 10-year life. The Company will expense the $1.1 million fair value of the stock option grant ratably over the four-year vesting period in accordance with ASC 323. Stock-based compensation expense of $67,000 was recorded for the three months ended September 30, 2018 and $188,000 was recorded for the nine months ended September 30, 2018. As of September 30, 2018, 4,204 options have been exercised and 56,300 options have been forfeited with 399,896 outstanding.
Phantom stock compensation
On December 30, 2010, we adopted a phantom stock unit plan authorizing the directors of the Company to issue phantom stock units (‘‘PSUs’’) to our employees. Following the consummation of the Reorganization Transaction, the awarded PSUs have been amended such that the outstanding units track the value of GWRI’s share price. The vesting of the awards has not changed. The PSUs give rise to a right of the holder to receive a cash payment the value of which, on a particular date, is the preceding five-day weighted average price of the equivalent number of shares of GWRI at that date. The issuance of PSUs as a core component of employee compensation was intended to strengthen the alignment of interests between the employees of the Company and the shareholders of GWRI by linking their holdings and a portion of their compensation to the future value of the common shares of GWRI.
PSUs are accounted for as liability compensatory awards under ASC 710, Compensation – General, rather than as equity awards. PSU awards are remeasured each period and a liability is recorded equal to GRWI’s closing share price as of the balance sheet date multiplied by the number of units vested and outstanding. The value of the benefits is recorded as an expense in the Company’s financial statements over the related vesting period. Vesting occurs ratably over 12 consecutive quarters beginning in the period granted. The following table details total awards granted and the number of units outstanding as of September 30, 2018 along with the amounts paid to holders of the PSUs for the three and nine months ended September 30, 2018 and 2017 (in thousands, except unit amounts):

			Amounts Paid For the Three Months Ended September 30,		Amounts Paid For the Nine Months Ended September 30,
Grant Date	Units Granted	Units Outstanding	2018	2017	2018	2017
Q1 2014	8,775	—	$—	$—	$—	$3
Q1 2015	28,828	—	—	24	22	67
Q1 2016	34,830	5,805	30	29	83	80
Q1 2017	22,712	11,356	20	19	54	35
Q1 2018	30,907	25,756	27	—	50	—
Total	126,052	42,917	$77	$72	$209	$185
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

The following table details the recipients of the SARs awards, the grant date, units granted, exercise price, outstanding units as of September 30, 2018 and amounts paid during the three and nine months ended September 30, 2018 and 2017 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Three Months Ended September 30,		Amounts Paid For the Nine Months Ended September 30,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2018	2017	2018	2017
Key Executive (1)(3)	Q3 2013	100,000	$1.59	—	$—	$—	$166	$366
Key Executive (1)(4)	Q4 2013	100,000	$2.69	—	—	—	183	312
Members of Management (1)(5)	Q1 2015	299,000	$4.26	178,000	—	—	—	—
Key Executives (2)(6)	Q2 2015	300,000	$5.13	210,000	415	—	415	—
Members of Management (1)(7)	Q3 2017	103,000	$9.40	103,000	—	—	—	—
Members of Management (1)(8)	Q1 2018	33,000	$8.99	33,000	—	—	—	—
Total		935,000		524,000	$415	$—	$764	$678

(1)	The SARs vest ratably over sixteen quarters from the grant date.

(2)	The SARs vest over sixteen quarters, vesting 20% per year for the first three years, with the remainder, 40%, vesting in year four.

(3)	The exercise price was determined by taking the weighted average GWRC share price of the five days prior to the grant date of July 1, 2013.

(4)	The exercise price was determined by taking the weighted average GWRC share price of the 30 days prior to the grant date of November 14, 2013.

(5)	The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of February 11, 2015.

(6)	The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of May 8, 2015.

(7)	The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of August 10, 2017.

(8)	The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of March 12, 2018.
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
For the three months ended September 30, 2018 and 2017, the Company recorded approximately $694,000 and $141,000 of compensation expense related to the PSUs and SARs, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded approximately $1.1 million and $1.0 million of compensation expense related to the PSUs and SARs, respectively. Based on GWRI’s closing share price on September 28, 2018 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
Remaining three months of 2018	$77	$287
2019	186	300
2020	107	120
2021	—	98
2022	—	8
Total	$370	$813

14. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the nine months ended September 30, 2018 and 2017 (in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Supplemental cash flow information:
Cash paid for interest	$2,613	$2,616
Cash paid for GWRC tax liability	$—	$125
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$596	$2,212
Equity method investment gain on recapitalization of FATHOM™	$—	$243
15. COMMITMENTS AND CONTINGENCIES
Commitments
Prior to the sale of GWM, we leased certain office space in Arizona under operating leases with terms that expired in February 2016. The operating lease agreements were between GWM and the landlord. Accordingly, effective June 2013 through February 2016, the Company was not a party under the lease agreements. GWRI subleased a portion of the office space covered under the GWM lease agreements. In February 2016, the Company entered into a three-year lease agreement with the landlord to occupy the same space previously subleased under GWM's lease agreements, inclusive of necessary facility upgrades. Beginning in March 2016, the Company began recording approximately $8,000 in monthly rent expense related to the new agreement. In September 2018, the lease agreement was amended to include the rental of additional office space for the period of September 1, 2018 through February 28, 2019. As such, the Company's monthly rent expense increased to approximately $15,000 beginning in September 2018. Rent expense arising from the operating leases totaled approximately $31,000 and $25,000 for the three months ended September 30, 2018 and 2017, respectively, and $80,000 and $74,000 for the nine months ended September 30, 2018 and 2017, respectively.
Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect our financial position, results of operations, or cash flows.

16. SUBSEQUENT EVENTS

Acquisition of Red Rock Utilities

On October 17, 2018, the Company completed the acquisition of Red Rock Utilities ("Red Rock"), an operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona, for a purchase price of $6.1 million. The acquisition added over 1,650 connections and approximately nine square miles of service area.

Dividend Increase

On November 8, 2018, the Company announced a monthly dividend increase from $0.023625 per share ($0.2835 per share annually) to $0.023861 per share ($0.286332 per share annually). Although we expect monthly dividends will be declared and paid for in the foreseeable future, the declaration of any dividends is at the discretion of our board of directors and is subject to our compliance with applicable law, and depending on, among other things, results of operation, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock we may issue in the future, business prospects, and other factors that our board of directors may deem relevant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations relates to the three and nine months ended September 30, 2018 and should be read together with the condensed consolidated financial statements and accompanying notes included herein, as well as our audited annual financial statements and associated management’s discussion, which are available within our Annual Report on Form 10-K for the year ended December 31, 2017 available on our Company’s profile on the Securities and Exchange Commission (“SEC”) website, www.sec.gov.
Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this management’s discussion and analysis are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward-looking statements include future estimates described in “Business Outlook”, "Factors Affecting our Results of Operations", and “Liquidity and Capital Resources”. These forward-looking statements reflect management’s current expectations regarding GWRI’s future growth, results of operations, performance, and business prospects and opportunities, and other future events and speak only as of the date of this management’s discussion and analysis. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not or the times at or by which such performance or results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC, as updated from time to time in our subsequent filings with the SEC. Although the forward-looking statements contained in this management’s discussion and analysis are based upon what management believes to be reasonable assumptions, investors cannot be assured that actual results will be consistent with these forward-looking statements, and the differences may be material. These forward-looking statements are made as of the date of this management’s discussion and analysis and GWRI assumes no obligation to update or revise them to reflect new events or circumstances, except as required by applicable law.
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
Business Outlook
2017 and the first three quarters of 2018 continued the trend of positive growth in new connections. According to the 2010 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) is the 14th largest MSA in the U.S. and had a population of 4.2 million, an increase of 29% over the 3.3 million people reported in the 2000 Census. Metropolitan Phoenix continues to grow due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix Metro will have a population of 4.9 million people by 2020 and 6.8 million by 2040. During the twelve months ended September 30, 2018, Arizona’s employment rate improved by 3.0%, ranking the state in the top six nationally for job growth.
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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, increased 2,985 connections, or 7.6%, from a total of 39,179 as of September 30, 2017 to 42,164 as of September 30, 2018, an annualized increase of approximately 8.6%. This increase is due primarily to the positive growth in new organic connections, as well as the addition of 963 connections from our acquisition of Turner Ranches Water and Sanitation Company ("Turner").
As of September 30, 2018, we have 41,546 active service connections compared to 38,536 active service connections as of September 30, 2017, an increase of 3,010, or 7.8%. As with the increase in total service connections, the increase is due primarily to the growth in new organic connections and the acquisition of Turner. Approximately 96.5% of the 41,546 active service connections are serviced by our Global Water - Santa Cruz Water Company, LLC (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, LLC (“Palo Verde”) utilities as of September 30, 2018.

The graph below presents the historical change in active and total connections for our ongoing operations, adjusting for the July 2015 condemnation of the assets and operations of Valencia Water Company, Inc. ("Valencia") and the May 2016 sale of Willow Valley Water Co., Inc. ("Willow Valley").
During the economic downturn beginning in 2008, our utilities experienced an increase in the number of vacant homes, reaching a peak of 4,020 vacant connections as of February 28, 2009, approximately 11.9% of our total connections at the time; however, the negative trend began to reverse thereafter with the number of vacant homes decreasing to 618 or 1.5% of total connections as of September 30, 2018.
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
 We have made significant capital investments in our territories within the last fourteen years, and because the infrastructure remains in the early stages of its useful life, we do not expect comparable capital investments to be required in the near term, either for growth or to maintain the existing infrastructure. Nevertheless, we have an established capital improvement plan to make targeted capital investments to repair and replace existing infrastructure as needed, address operating redundancy requirements, and improve our overall financial performance, by lowering expenses and increasing revenue. Additionally, to reduce our deferred tax liability of approximately $19.4 million resulting from the gain on the condemnation of the operations and assets of Valencia, we have substantially completed the planned investments within our capital improvement plan that we determined will qualify under the Internal Revenue Code §1033 re-investment criteria pursuant to a favorable Private Letter Ruling with the Internal Revenue Service (the "IRS"). Refer to “—Corporate Transactions—Private Letter Ruling” for additional information.

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
On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah and Northern Scottsdale utilities due to the TCJA. Rate Decision No. 76901 adopted the phase-in approach for the reductions to match the phase-in of our revenue requirement under Rate Decision No. 74364. Refer to "— Recent Events — ACC Tax Docket" for details regarding Decision No. 76901.
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
We now account for the portion of future payments received under these agreements allocated to HUF liability as CIAC. However, from the regulator’s perspective, HUFs do not impact rate base until the related funds are expended. These funds are segregated in a separate bank account and used to construct plant assets. The HUF liability is to be relieved once the funds are used for the construction of plant. For facilities required under a hook-up fee or ICFA, we must first use the HUF funds received, after which we may use debt or equity financing for the remainder of construction. The deferred revenue portion of these fees is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. We recognized $2.4 million of revenue during the nine months ended September 30, 2018 based on additional plant capacity added.
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
Corporate Transactions
Stipulated Condemnation of the Operations and Assets of Valencia
On July 14, 2015, we closed the stipulated condemnation to transfer the operations and assets of Valencia to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye paid the Company $55.0 million at close, plus an additional $0.1 million in working capital adjustments. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement.
Sale of Loop 303 Contracts
In September 2013, we entered into an agreement to sell certain wastewater facilities main extension agreements and offsite water management agreements for the contemplated Loop 303 service area, along with their related rights and obligations (which we refer to collectively as the “Loop 303 Contracts”), relating to the 7,000-acre territory within a portion of the western planning area of the City of Glendale, Arizona known as the “Loop 303 Corridor.” Pursuant to the agreement, we sold the Loop 303 Contracts to EPCOR for total proceeds of approximately $4.1 million ($3.1 million of which has been received as of December 31, 2017), which will be paid to us over a multi-year period. Receipt of the remaining proceeds will occur and be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners of the Loop 303 Corridor. As part of the consideration, we agreed to complete certain engineering work required in the offsite water management agreements, which we completed in 2013, thereby satisfying our remaining obligations relating to the Loop 303 Contracts. In April 2015, we received proceeds of approximately $0.3 million related to the sale of the Loop 303 Contracts. As of September 30, 2018, proceeds of $1.0 million remain outstanding, and when received will be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners.
Private Letter Ruling
On June 2, 2016, we received a Private Letter Ruling from the IRS that, for purposes of deferring the approximately $19.4 million gain realized from the condemnation of the operations and assets of Valencia, determined that the assets converted upon the condemnation of such assets could be replaced through certain reclamation facility improvements contemplated by the Company under Internal Revenue Code §1033 as property similar or related in service or use. In June 2016, the Company converted all operating subsidiaries from corporations to limited liability companies to take full advantage of the benefits of such ruling.
Pursuant to Internal Revenue Code §1033, we would have been able to defer the gain on condemnation through the end of 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018, which the IRS approved on August 8, 2017. On August 28, 2018, the Company filed a request to further defer the gain to the end of 2019, which the IRS approved on October 12, 2018. As a result of the Private Letter Ruling, the Company significantly increased capital expenditures in 2016 and 2017 as compared to prior years. The Company expects capital expenditures in 2018 to be between $4.0 million and $5.0 million. As a result of the most recent Private Letter Ruling extension, the Company expects an increase in capital expenditures for 2019 compared to 2018 to fully defer the remaining tax liability of approximately $3.8 million as of September 30, 2018. Upon the successful deferral of the remaining tax liability, capital expenditures are expected to decline in 2020, 2021, and beyond.

Acquisition of Eagletail Water Company
On May 15, 2017, we acquired Eagletail Water Company ("Eagletail") for approximately $80,000. At the time of acquisition, Eagletail, a small water utility located west of metropolitan Phoenix, added approximately 55 active water connections and eight square miles of approved service area to the Company's existing regional service footprint.
Line of Credit
On April 20, 2018, we entered into an agreement with MidFirst Bank, a federally chartered savings association, for a two-year revolving line of credit up to $8.0 million. The credit facility, which will be used for acquisitions and general corporate purposes, bears an interest rate of LIBOR plus 2.25%. As of September 30, 2018, we had no outstanding borrowings under this credit line.
Acquisition of Turner
On May 30, 2018, we acquired Turner, a non-potable irrigation water utility located in Mesa, Arizona for a purchase price of $2.8 million. At the time of acquisition, Turner had 963 residential irrigation connections and approximately seven square miles of service area. We believe this acquisition is consistent with the Company's declared strategy of making accretive acquisitions.
Recent Events
ACC Tax Docket

On December 20, 2017, the ACC opened a docket to address the utility ratemaking implications of the Federal Tax Cuts and Jobs Act (the “TCJA”). The ACC is considering the impact for regulated utilities, as it is expected that certain effects of the TCJA add to rate base and others reduce rate base. Numerous companies, including our regulated utilities, filed comments with the ACC in January 2018. The ACC subsequently approved an order in February 2018 requiring Arizona utilities to apply regulatory accounting treatment, which includes the use of regulatory assets and regulatory liabilities, to address all impacts from the enactment of the TCJA. The order also required certain utilities (including all of our currently operating regulated utilities other than Eagletail and Turner) to have made one of the following three types of filings by April 7, 2018: 1) file an application for a tax expense adjustor mechanism, 2) file an intent to file a rate case within 90 days, or 3) any such other application to address rate making implications of the TCJA.

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

On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities due to the TCJA.  Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of our revenue requirement under the Rate Decision No. 74364 enacted in February 2014. In 2018, the annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities are approximately $312,000, $449,000, $16,000, and $5,000, respectively. In 2021, the final year of the phase-in, the annual reductions in revenue for our Santa Cruz, Palo Verde, Tonopah, and Northern Scottsdale utilities will be approximately $415,000, $669,000, $16,000, and $5,000, respectively. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the TCJA.

Rate Decision No. 76901, however, did not address the impacts of the TCJA on accumulated deferred income taxes (“ADIT”), including excess ADIT (“EADIT”).  The ACC has requested the Company to submit a proposal by December 19, 2018 regarding the impact of the TCJA on its ADIT as of January 1, 2018, and the related EADIT amortization methods for both the plant-related (the protected element of EADIT) and the non-plant related (the unprotected portion of EADIT) assets, as appropriate.  We are continuing to analyze the ADIT including EADIT implications of the TJCA and intend to file a proposal with the ACC by the December 19, 2018 deadline.

Previously, the ACC Chairman noted that there may be some unintended consequences related to the tax treatment of contributions in aid of construction (“CIAC”) and advances in aid of construction (“AIAC”), which are now taxable. We discussed with developers, homebuilders, and other utilities the AIAC and CIAC issues related to the TCJA and have also filed comments with the ACC on June 22, 2018, October 9, 2018, and November 6, 2018 regarding these issues. On August 2, 2018, the ACC Staff recommended the adoption of three alternative methodologies for funding the income tax on AIAC and CIAC: 1) full gross-up of the tax to the contributor; 2) self-payment of the tax by the utility; or 3) a hybrid sharing arrangement where the contributor pays a portion of the tax and the utility pays a portion of the tax.

The ACC conducted an open meeting on November 7, 2018, to discuss and vote on the August 2, 2018 ACC Staff recommendation, as well as amendments proposed by various parties to the proceeding. At the meeting, the August 2, 2018 ACC Staff recommendation and five amendments thereto were adopted by the ACC. The ACC stated that further action to adopt additional amendments may be discussed and voted on at the December meeting. The August 2, 2018 ACC Staff recommendation, as amended and adopted, dictates the following: 1) provides that under the hybrid sharing method, a contributor would pay a gross up to the utility on a 55% sharing of the income tax expense with the utility covering the other 45%; 2) removes the full gross up method option for Class A and B utilities (i.e. Santa Cruz and Palo Verde); 3) ensures proper ratemaking treatment of a utility using the self-pay method; 4) clarifies that pass-through entities that are owned by a "C" corporation can recover tax expense according to methods allowed; and 5) requires Class A and B utilities' to self-pay the taxes associated with hook up fee contributions but permits using a portion of the hook up fees to fund these taxes.
Common Stock Offering
On July 20, 2018, we completed a public offering of 1,720,000 shares of common stock at a public offering price of $9.25 per share, which included 220,000 shares issued and sold pursuant to the underwriter's exercise in full of its option to purchase additional shares. We received net proceeds of approximately $14.6 million after deducting underwriting discounts and commissions and offering expenses payable by us, which collectively totaled $1.3 million.
Acquisition of Red Rock Utilities

On October 17, 2018, we completed the acquisition of Red Rock Utilities ("Red Rock"), an operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona, for a purchase price of $6.1 million. The acquisition added over 1,600 connections and approximately 9 square miles of service area.
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

Comparison of Results of Operations for the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2018	2017
Revenues	$8,999	$8,472
Operating expenses	6,943	5,662
Operating income	2,056	2,810
Total other expense	(1,202)	(841)
Income before income taxes	854	1,969
Income tax expense	(221)	(766)
Net income	$633	$1,203

Basic earnings per common share	$0.03	$0.06
Diluted earnings per common share	$0.03	$0.06

Revenues – The following table summarizes our revenues for the three months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,
	2018	2017
Water services	$4,465	$4,165
Wastewater and recycled water services	4,515	4,284
Unregulated revenues	19	23
Total revenues	$8,999	$8,472

Total revenues increased $0.5 million, or 6.2%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in revenue reflects the 7.8% increase in active service connections, inclusive of the 2.5% increase due to the Turner acquisition, combined with the increase in rates related to Rate Decision No. 74364 in February 2014 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Slightly offsetting this increase was a $0.2 million reduction to revenue due to the approved rate reduction pursuant to Rate Decision No. 76901 in September 2018 by the ACC resulting from the TCJA. Refer to "—Recent Events — ACC Tax Docket."
Water Services – Water services revenue increased $0.3 million, or 7.2%, to $4.5 million for the three months ended September 30, 2018 compared to $4.2 million for the three months ended September 30, 2017.
Water services revenue based on consumption increased by $0.3 million, or 15.0%, to $2.5 million for the three months ended September 30, 2018 compared to $2.1 million for the three months ended September 30, 2017. The increase in consumption revenue was primarily driven by the acquisition of Turner and increased organic connection growth, coupled with an increase in rates related to Rate Decision No. 74364, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Active water connections increased 10.2% to 21,615 as of September 30, 2018 from 19,619 as of September 30, 2017, primarily due to organic growth in our service areas (1,033 connections, or 5.3%) as well as the acquisition of Turner (963 connections, or 4.9%).
Water consumption increased 29.7% to 899 million gallons for the three months ended September 30, 2018 from 693 million gallons for the three months ended September 30, 2017. The increase in consumption was primarily related to the acquisition of Turner, combined with an increase in irrigation consumption due to a reduction in precipitation coupled with higher temperatures, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.2 million, or 8.9%, to $2.1 million for the three months ended September 30, 2018 compared to $1.9 million for the three months ended September 30, 2017. Of the $0.2 million increase, $80,000 was due to the Turner acquisition. The remaining increase related to increases in active service connections, combined with an increase in rates related to Rate Decision No. 74364.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.2 million, or 5.4%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in wastewater and recycled water services revenue was comprised of a $0.2 million increase in wastewater services revenue combined with a $17,000 increase in recycled water services revenue for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in wastewater services revenue reflects the increase in active wastewater connections, which increased 5.4% to 19,931 as of September 30, 2018 from 18,917 as of September 30, 2017, as well as the increase in rates related to Rate Decision No. 74364.
Recycled water services revenue, which is based on the number of gallons delivered, increased $17,000, or 7.0%, to $0.3 million for the three months ended September 30, 2018. The increase in recycled water services revenue was primarily related to the increase in recycled water rates related to Rate Decision No. 74364. Recycled water rates increased 10.3% per Rate Decision No. 74364 compared to 2017. The volume of recycled water delivered decreased slightly to 206 million gallons for the three months ended September 30, 2018 compared to 208 million for the three months ended September 30, 2017.
Operating Expenses – The following table summarizes our operating expenses for the three months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,
	2018	2017
Operations and maintenance	$1,808	$1,574
Operations and maintenance - related party	386	366
General and administrative	2,942	2,012
Depreciation	1,807	1,710
Total operating expenses	$6,943	$5,662

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, increased $0.2 million, or 14.9%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Utilities power and related expenses increased $0.1 million, or 35.8%, to $0.6 million for the three months ended September 30, 2018 compared to $0.4 million for the three months ended September 30, 2017. The increase is mainly due to the acquisition of Turner, coupled with the wastewater plant expansion transition and increased capacity of such wastewater plant. Refer to Note 2 — "Regulatory Decision and Related Accounting and Policy Changes" to the condensed consolidated financial statements in Part I, Item 1 of this report for further details.
Total personnel expenses increased $59,000, or 14.5%, to $0.5 million for the three months ended September 30, 2018 compared to $0.4 million for the three months ended September 30, 2017, primarily due to increases in salaries and bonus and medical insurance expense coupled with the Turner acquisition for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Property tax expense increased $15,000, or 2.9%, to $0.5 million for the three months ended September 30, 2018 compared to $0.5 million for the three months ended September 30, 2017. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical revenues. As revenues increase, we expect that property taxes will increase.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $0.9 million, or 46.2%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Deferred compensation expense increased $0.6 million to $0.8 million for the three months ended September 30, 2018, compared to $0.1 million for the three months ended September 30, 2017. The increase was primarily due to a $1.12 increase in stock price for the three months ended September 30, 2018, compared to a $0.55 decrease for the three months ended September 30, 2017. The increase was also caused by the 2017 employee stock option grant, the value of which we began to expense in the fourth quarter of 2017, as well as an increase in vesting of 2015 SAR's which will be fully vested in the first quarter of 2019.
Personnel and related expenses increased $0.1 million, or 19.7%, to $0.8 million for the three months ended September 30, 2018, compared to $0.7 million for the three months ended September 30, 2017. The increase was primarily related to increases in salaries and bonus expense, coupled with an increase in medical insurance expense, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Board compensation expense increased $0.1 million, or 103.5%, to $0.2 million for the three months ended September 30, 2018, compared to $0.1 million for the three months ended September 30, 2017. The increase was primarily related to a $0.1 million increase in Deferred Phantom Unit liability which was primarily driven by the increase in stock price for the three months ended September 30, 2018 compared to the decrease in stock price for the three months ended September 30, 2017.
Professional fees increased $49,000, or 14.6%, to $0.4 million for the three months ended September 30, 2018, compared to $0.3 million for the three months ended September 30, 2017. The increase was primarily related to expenses associated with strategic initiatives and TCJA analysis performed during the three months ended September 30, 2018.
Other Income (Expense) – Other expense totaled $1.2 million for the three months ended September 30, 2018 compared to other expense of $0.8 million for the three months ended September 30, 2017. The increase of $0.4 million in other expense was primarily attributed to a decrease in the Valencia earnout of $0.4 million, partially offset by a $64,000 change in Other – related party income (expense). The Valencia earnout consists of $3,000 for each new water meter installed within Valencia Water Company’s prior service areas. This decrease was driven by slowed growth in our former service territory.

Other – related party income (expense) changed $64,000 to income of $52,000 for the three months ended September 30, 2018 compared to an expense of $12,000 for the three months ended September 30, 2017. Other – related party income (expense) includes royalty income based upon a percentage of certain FATHOM™ recurring revenue combined with the equity method gains and losses associated with our equity method investment in FATHOM™. The change in other – related party income (expense) was primarily driven by the equity method loss recorded on our investment in FATHOM™ of $61,000 for the three months ended September 30, 2018 compared to a loss of $100,000 for the three months ended September 30, 2017. Refer to Note 5 — “Equity Method Investment” to the condensed consolidated financial statements in Part I, Item 1 of this report for additional information. The change in Other – related party income (expense) was also driven by a $25,000 increase in royalty income for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Income Tax Expense – Income tax expense decreased $0.5 million to $0.2 million for the three months ended September 30, 2018 compared to $0.8 million for the three months ended September 30, 2017. The decrease was driven by a decrease in pretax income, coupled with a decrease in the corporate tax rate resulting from the TCJA for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Net Income – Net income totaled $0.6 million for the three months ended September 30, 2018 compared to net income of $1.2 million for the three months ended September 30, 2017. The $0.6 million decrease was primarily attributed to the $0.8 million decrease in operating income combined with a $0.4 million increase in total other expense for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease in operating income was primarily driven by the $0.6 million increase in deferred compensation expense for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Comparison of Results of Operations for the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Revenues	$27,262	$23,408
Operating expenses	19,738	17,785
Operating income	7,524	5,623
Total other expense	(3,187)	(2,579)
Income before income taxes	4,337	3,044
Income tax expense	(1,128)	(1,227)
Net income	$3,209	$1,817

Basic earnings per common share	$0.16	$0.09
Diluted earnings per common share	$0.16	$0.09
Revenues – The following table summarizes our revenues for the nine months ended September 30, 2018 and 2017 (in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Water services	$11,496	$10,847
Wastewater and recycled water services	13,330	12,502
Unregulated revenues	2,436	59
Total revenues	$27,262	$23,408

Total revenues increased $3.9 million, or 16.5%, for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017. The increase was primarily driven by the recognition of $2.4 million of ICFA revenue which resulted from additional capacity added to a wastewater plant. Refer to Note 2 — "Regulatory Decision and Related Accounting and Policy Changes" to the condensed consolidated financial statements in Part I, Item 1 of this report for additional information for further information about our ICFAs. The increase in revenue also reflects a 7.8% increase in active service connections, inclusive of a 2.5% increase due to the Turner acquisition, and an increase in rates related to Rate Decision No. 74364 in February 2014, coupled with an increase in consumption during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Slightly offsetting this increase was a $0.6 million reduction due to the approved rate reduction pursuant to Rate Decision No. 76901 in September 2018 by the ACC resulting from the TCJA. Refer to "—Recent Events — ACC Tax Docket."
Water Services – Water services revenue increased $0.6 million, or 6.0%, to $11.5 million for the nine months ended September 30, 2018 compared to $10.8 million for the nine months ended September 30, 2017.
Water services revenue based on consumption increased $0.8 million, or 17.2%, to $5.7 million for the nine months ended September 30, 2018 compared to $4.9 million for the nine months ended September 30, 2017. The increase in consumption revenue is primarily driven by an increase in connections and consumption, combined with an increase in rates related to Rate Decision No. 74364, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Active water connections increased 10.2% to 21,615 as of September 30, 2018 from 19,619 as of September 30, 2017, primarily due to organic growth in our service areas (1,033 connections, or 5.3%) as well as the acquisition of Turner (963 connections, or 4.9%).
Water consumption increased 20.0% to 2.1 billion gallons for the nine months ended September 30, 2018, compared to 1.7 billion gallons for the nine months ended September 30, 2017. The increase in consumption is primarily attributed to the acquisition of Turner combined with an increase in irrigation consumption for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in irrigation consumption was driven by the acquisition of Turner combined with an increase in active connections and a decrease in precipitation.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.4 million, or 7.1%, to $6.0 million for the nine months ended September 30, 2018 compared to $5.6 million for the nine months ended September 30, 2017. This increase resulted from the acquisition of Turner coupled with an increase in active service connections, combined with an increase in rates related to Rate Decision No. 74364.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.8 million, or 6.6%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in wastewater and recycled water services revenue is primarily driven by a $0.7 million increase in wastewater services revenue combined with a $97,000 increase in recycled water services revenue for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in wastewater services revenue reflects the increase in rates related to Rate Decision No. 74364, as well as the increase in active wastewater connections, which increased 5.4% to 19,931 as of September 30, 2018 from 18,917 as of September 30, 2017.
Recycled water services revenue, which is based on the number of gallons delivered, increased $89,000, or 14.8%, to $0.7 million for the nine months ended September 30, 2018 compared to $0.6 million for the nine months ended September 30, 2017. The increase in recycled water services revenue is primarily related to the increase in recycled water consumption coupled with an increase in recycled water rates. The volume of recycled water delivered increased 33 million gallons, or 6.4%, to 545 million gallons for the nine months ended September 30, 2018 compared to 513 million gallons for the nine months ended September 30, 2017. Recycled water rates increased 10.3% per Rate Decision No. 74364 compared to 2017.
Operating Expenses – The following table summarizes our operating expenses for the nine months ended September 30, 2018 and 2017 (in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Operations and maintenance	$4,938	$4,499
Operations and maintenance - related party	1,146	1,091
General and administrative	8,159	7,031
Depreciation	5,495	5,164
Total operating expenses	$19,738	$17,785

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax, increased $0.4 million, or 9.8%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Utilities power and related expense increased $0.2 million, or 19.3%, to $1.4 million for the nine months ended September 30, 2018 compared to $1.2 million for the nine months ended September 30, 2017. The increase is mainly due to the Turner acquisition, wastewater plant expansion transition, and increased capacity of such wastewater plant, coupled with increased connections.
Property tax expense increased $0.1 million, or 7.1%, to $1.6 million for the nine months ended September 30, 2018 compared to $1.5 million for the nine months ended September 30, 2017. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues. As revenues increase, we expect property taxes to also increase.
Total personnel expenses increased $0.1 million, or 8.3%, to $1.3 million for the nine months ended September 30, 2018 compared to $1.2 million for the nine months ended September 30, 2017. The increase in personnel expense was primarily driven by increases in medical insurance expense and salary and wages expense. These increases were partially offset by a decrease in capitalized labor benefits expense for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
General and Administrative – General and administrative costs include the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $1.1 million, or 16.0%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Personnel related costs increased $0.5 million, or 26.2%, to $2.6 million for the nine months ended September 30, 2018 compared to $2.1 million for the nine months ended September 30, 2017. The increase was driven by an increase in salaries and bonuses due to a one-time severance payment, coupled with an increase in medical insurance expense for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Professional fees increased $0.4 million, or 31.8%, to $1.5 million for the nine months ended September 30, 2018 compared to $1.2 million for the nine months ended September 30, 2017. The increase was primarily related to expenses associated with strategic initiatives and TCJA analysis performed during the nine months ended September 30, 2018.
Deferred compensation expense increased $0.2 million, or 23.7%, to $1.2 million for the nine months ended September 30, 2018 compared to $1.0 million for the nine months ended September 30, 2017. The increase was primarily related to the higher increase in the carrying value of our equity awards due to the change in stock price, which increased $1.44 for the nine months ended September 30, 2018 compared to an increase of $0.34 for the nine months ended September 30, 2017. The increase was also caused by the 2017 stock option grant, the value of which we began to expense in the fourth quarter of 2017, as well as an increase in vesting of 2015 SAR's which will be fully vested in the first quarter of 2019.
Regulatory expenses decreased $0.2 million to $1,000 for the nine months ended September 30, 2018 compared to $0.2 million for the nine months ended September 30, 2017. The decrease was due to decreases in rate case amortization and the true-up of regulatory assessment fees. Rate case expense was fully amortized as of March 31, 2018.
Other Income (Expense) – Other expense totaled $3.2 million for the nine months ended September 30, 2018 compared to other expense of $2.6 million for the nine months ended September 30, 2017. The increase of $0.6 million in other expense was primarily driven by a decrease in other income of $0.6 million primarily related to the decrease in the Valencia earn out.
Other income decreased $0.6 million to $0.6 million for the nine months ended September 30, 2018 compared to $1.1 million for the nine months ended September 30, 2017. The decrease in other income is primarily related to the decrease in the Valencia earnout of $0.6 million to $0.5 million for the nine months ended September 30, 2018 compared to $1.1 million for the nine months ended September 30, 2017. The Valencia earnout consists of $3,000 for each new water meter installed within Valencia’s prior service areas.
Other – related party income decreased $59,000 to $0.1 million for the nine months ended September 30, 2018 compared to $0.2 million for the nine months ended September 30, 2017. Other – related party income includes royalty income based upon a percentage of certain FATHOM™ recurring revenue combined with the equity method gains and losses associated with our equity method investment in FATHOM™. The change in other – related party income was primarily driven by the equity method loss recorded on our investment in FATHOM™ of $0.2 million for the nine months ended September 30, 2018 compared to a loss of $0.1 million for the nine months ended September 30, 2017. Refer to Note 5 — “Equity Method Investment” to the condensed consolidated financial statements in Part I, Item 1 of this report for additional information. The decrease in Other – related party income (expense) was partially offset by a $55,000 increase in royalty income for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Income Tax Expense – Income tax expense decreased $0.1 million to $1.1 million for the nine months ended September 30, 2018 compared to $1.2 million for the nine months ended September 30, 2017. The decrease in income tax expense is primarily related to the decrease in the corporate tax rate resulting from the TCJA, partially offset by the expense incurred due to an increase in pre-tax net income, for the nine months ended September 30, 2018.
Net Income – Our net income totaled $3.2 million for the nine months ended September 30, 2018 compared to net income of $1.8 million for the nine months ended September 30, 2017. The $1.4 million increase was primarily attributed to a $1.9 million increase in operating income, partially offset by a $0.6 million increase in total other expense for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in operating income was mainly driven by the $2.4 million ICFA revenue recognized for the nine months ended September 30, 2018. The increase in other expense was primarily due to the decrease in the Valencia earnout.

Outstanding Share Data
As of November 5, 2018, there were 21,471,296 shares of our common stock outstanding and options to acquire an additional 499,896 shares of our common stock outstanding.
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
As of September 30, 2018, outside of the $6.1 million used for the purchase of Red Rock on October 17, 2018, we have no notable near-term cash expenditures or debt obligations. While specific facts and circumstances could change, we believe that we have sufficient cash on hand, the ability to draw on the $8.0 million revolver, and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan as well as remain in compliance with our debt covenants for at least the next twelve months.
In March 2014, we initiated a dividend program to declare and pay a monthly dividend. On November 8, 2018, we announced a monthly dividend increase from $0.023625 per share ($0.2835 per share annually) to $0.023861 per share ($0.286332 per share annually). Although we expect monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of our board of directors and is subject to legal requirements and debt service ratio covenant requirements (refer to “—Senior Secured Notes" and "—Revolving Credit Line").

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
For the nine months ended September 30, 2018, our net cash provided by operating activities totaled $10.2 million compared to $8.3 million for the nine months ended September 30, 2017. The $1.9 million change in cash from operating activities was primarily driven by the increase in net income of $1.4 million combined with an increase in accounts payable and other current liabilities of $1.6 million. The increase was partially offset by the decrease in other non-current liabilities of $1.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Cash from Investing Activities
Our net cash used in investing activities totaled $6.0 million for the nine months ended September 30, 2018 compared to $16.8 million for the nine months ended September 30, 2017. The $10.8 million change in cash used in investing activities was primarily driven by a decrease in capital expenditures of $13.2 million, partially offset by the increase in acquisition expenditures of $2.6 million due to the acquisition of Turner, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
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
Cash from Financing Activities
Our net cash provided by financing activities totaled $10.8 million for the nine months ended September 30, 2018, a $14.9 million change as compared to the $4.1 million in cash used in financing activities for the nine months ended September 30, 2017. This change was primarily driven by net proceeds from our public offering of stock of $14.6 million combined with increased proceeds from stock option exercises of $0.4 million, partially offset by an increase in dividends paid of $0.3 million, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.
Senior Secured Notes
On June 24, 2016, we issued two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter. The proceeds of the senior secured notes were primarily used to refinance our long-term tax exempt bonds, pursuant to an early redemption option at 103%, plus accrued interest, as a result of the initial public offering of our common stock in May 2016.
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of September 30, 2018, the Company was in compliance with its financial debt covenants.
Debt issuance costs as of both September 30, 2018 and December 31, 2017 were $0.7 million.
Revolving Credit Line
On April 20, 2018, the Company entered into a loan agreement ("Loan Agreement") with MidFirst Bank, a federally chartered savings association, on the terms and subject to conditions set forth in the Loan Agreement, for a revolving credit facility in the maximum principal amount of $8.0 million. The Company intends to use the proceeds for future acquisitions and general corporate purposes.

Borrowings under the Loan Agreement will bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.25%. The scheduled maturity date is April 30, 2020, subject to certain prepayment requirements upon a change of control.
The Loan Agreement contains a debt service coverage ratio financial maintenance covenant and contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants are subject to various qualifications and limitations as set forth in the Loan Agreement. Pursuant to the Loan Agreement, the revolving credit facility will be subject to certain customary events of default after which the revolving credit facility may be declared due and payable if not cured within the grace period or, in certain circumstances, may be declared due and payable immediately. Refer to Note 11 — "Debt" to the condensed consolidated financial statements in Part I, Item 1 of this report for additional information. As of September 30, 2018, the Company was in compliance with its financial debt covenant.
As of September 30, 2018, the Company had no outstanding borrowings under this credit line. Debt issuance costs as of September 30, 2018 and December 31, 2017 were $0.1 million and $20,000, respectively.
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
Goodwill
Goodwill represents the excess purchase price over the fair value of net tangible and identifiable intangible assets acquired through acquisitions. Goodwill is not amortized, it is instead tested for impairment annually, or more often, if circumstances indicate a possible impairment may exist. As required, we evaluate goodwill for impairment annually and at an interim date if indications of impairment exist. When testing goodwill for impairment, we may assess qualitative factors, including macroeconomic conditions, industry and market considerations, overall financial performance, and entity specific events to determine whether it is more likely than not that the fair value of an operating and reportable segment is less than its carrying amount.
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
Off Balance Sheet Arrangements
As of September 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements.

Contractual Obligations
The following table summarizes our contractual cash obligations as of September 30, 2018 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt obligations	$115,072	$9	$17	$7,674	$107,372
Interest on long-term debt (2)	64,613	5,212	10,422	10,157	38,822
Capital lease obligations	143	37	82	24	—
Interest on capital lease	19	9	9	1	—
Operating lease obligations	134	96	38	—	—
FATHOM™ purchase obligations(3)	717	717	—	—	—
Total (1)	$180,698	$6,080	$10,568	$17,856	$146,194

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

(3)
The Company entered into an agreement with FATHOM™ to replace a majority of its meter infrastructure in 2016. This project was completed in 2017. The final amount to be paid is pending completion pursuant to the terms of the agreement. Refer to Note 8 – “Transactions with Related Parties” of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices, and interest rates. The Company uses fixed-rate long-term debt to reduce the risk from interest rate fluctuations. Although the Company’s long-term debt is based on fixed rates, changes in interest rates could impact the fair market value of the Company’s long-term debt.  As of September 30, 2018, the fair market value of the Company’s long-term debt was $109.8 million.  For additional information about the Company’s long-term debt, refer to Note 11 — “Debt” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

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
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the IRS and other taxing authorities.

The TCJA was enacted on December 22, 2017 and significantly affected U.S. tax law by changing how the U.S. imposes income tax on corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law, which ultimately could impact our results of operations in the period issued.

The TCJA requires complex computations not previously contemplated in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the TCJA and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the TCJA in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operation — Recent Events — ACC Tax Docket" included in Part I, Item 2 of this report for additional information on the ACC docket that addresses the utility ratemaking implications of the TCJA.

We may not be able to defer all of the gain realized from the condemnation of the operations and assets of Valencia.

On June 2, 2016, the Company received a Private Letter Ruling from the IRS that, for purposes of deferring the approximately $19.4 million gain realized from the condemnation of the operations and assets of Valencia, determined that the assets converted upon the condemnation of such assets could be replaced through certain reclamation facility improvements contemplated by the Company under Internal Revenue Code §1033 as property similar or related in service or use. In June 2016, the Company converted all operating subsidiaries from corporations to limited liability companies to take full advantage of the benefits of such ruling.

Pursuant to Internal Revenue Code §1033, the Company would have been able to defer the gain on condemnation through the end of 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018, which the IRS approved on August 8, 2017. On August 28, 2018, the Company filed a request to further defer the gain to the end of 2019, which the IRS approved on October 12, 2018. As a result of the Private Letter Ruling, the Company significantly increased capital expenditures in 2016 and 2017 as compared to prior years. The Company expects capital expenditures in 2018 to be between $4.0 million and $5.0 million. As a result of the most recent Private Letter Ruling extension, the Company expects an increase in capital expenditures for 2019 compared to 2018 to fully defer the remaining tax liability of approximately $3.8 million as of September 30, 2018. In the event that we are unable to defer the remaining gain prior to the applicable deadline, then any tax relating to such gain will be owed by us. Any such tax could be material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended September 30, 2018.
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

Global Water Resources, Inc.

Date:	November 8, 2018	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)