Form 10-K
period 2018-12-31
Global Water Resources, Inc.
filed 2019-03-07
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018) was $185.7 million based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market. As of March 4, 2019, the registrant had 21,471,296 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

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
We currently own twelve water and wastewater utilities in strategically targeted communities in metropolitan Phoenix. We currently serve more than 55,000 people in approximately 21,000 homes within our 352 square miles of certificated service areas, which are serviced by seven wholly-owned regulated operating subsidiaries as of December 31, 2018. Approximately 92.8% of our active service connections are customers of our Santa Cruz Water Company, LLC (“Santa Cruz”) and Palo Verde Utilities Company, LLC (“Palo Verde”) utilities, which are located within a single service area. We have grown significantly since our formation in 2003, with total revenues increasing from $4.9 million in 2004 to $35.5 million in 2018, and total service connections increasing from 8,113 as of December 31, 2004 to 44,289 as of December 31, 2018, with regionally planned areas large enough to serve approximately two million service connections.
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

•
General Water Products and Services. This business includes manufacturing, engineering and consulting companies, and numerous other fee-for-service businesses. The activities of these businesses include the building, financing, and operating of water and wastewater utilities, utility repair services, contract operations, laboratory services, manufacturing and distribution of infrastructure and technology components, and other specialized services. At present, and upon the prior sale of the FATHOM™ business and the Loop 303 Contracts (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Corporate Transactions” in Part II, Item 7 of this Form 10-K), the Company no longer performs any of these unregulated services.

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

•
Aging Infrastructure in Need of Significant Capital Expenditures. Water infrastructure in the U.S. is aging and requires significant investment and stringent focus on cost control to upgrade or replace aging facilities and to provide service to growing populations. Throughout the U.S., utilities are required to make expenditures on the rehabilitation of existing utilities and on the installation of new infrastructure to accommodate growth and make improvements to water quality and wastewater discharges mandated by stricter water quality standards. Water quality standards, first introduced with the Clean Water Act in 1972 and the Safe Drinking Water Act in 1974, are becoming increasingly stringent and numerous. For water, the American Water Works Association estimates investment needs for buried drinking water infrastructure total more than $1 trillion over the next 25 years. The American Society of Civil Engineers estimates capital investment needs to update and grow the nation’s wastewater systems may be as much as $271 billion over the next twenty years.

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

◦
For example, the Company’s water recycling model has been fully implemented in the City of Maricopa. The Company is the water, wastewater, and recycled water provider for the City of Maricopa, which currently has a population of approximately 50,000. A community of this size produces an approximate annual average of 2.6 million gallons of wastewater per day. Because the Company requires developers to take back and utilize recycled water within their communities and invest in “purple pipe” recycled water infrastructure during the initial development of subdivisions, the Company is now able to distribute almost all of the 2.6 million gallons back to the community for beneficial purposes. Approximately 90% of the recycled water goes towards common area non-potable irrigation and for use at a local farm, which allows for the recycled water to naturally recharge into the aquifer. This reduces the total amount of limited ground or surface water that would otherwise be required within the community by over 40%. To date, the Company has reused 7.6 billion gallons of recycled water in the City of Maricopa.

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
Our Regulated Utilities
We own and operate regulated water, wastewater and recycled water utilities in communities principally located in metropolitan Phoenix. Our utilities are regulated by the Arizona Corporation Commission (the “ACC”), as described further under “—Regulation—Arizona Regulatory Agencies” below. As of December 31, 2018, our utilities collectively had 43,687 active service connections offering predictable rate-regulated cash flows. Revenues from our regulated utilities accounted for approximately 92.9% of total revenues in 2018. Our utilities currently possess the high-level regional permits that allow us to implement our business model; thus, we believe we are well-positioned for organic growth in our current service areas that are generally located in Arizona’s population growth corridors: Maricopa/Casa Grande, West Valley, and Sun Corridor Region.
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

A summary description of our water utilities at December 31, 2018 is set forth in the following table and described in more detail below:

Company	Date of Acquisition (A) or Formation (F)	Service Provided	Square Miles of Service Area (1)	Active Service Connections	Average Monthly Rate Per Service Connection
MARICOPA / CASA GRANDE REGION
Global Water-Santa Cruz Water Company	2004 (A)	Water	73	20,385	$57
Global Water-Palo Verde Utilities Company	2004 (A)	Wastewater and Recycled Water	102	20,150	$72
Global Water - Turner Ranches Irrigation, LLC	2018 (A)	Water	7	963	80

WEST VALLEY REGION
Water Utility of Greater Tonopah	2006 (A)	Water	105	341	$103
Water Utility of Northern Scottsdale	2006 (A)	Water	1	87	$222
Eagletail Water Company	2017 (A)	Water	8	56	$86
Balterra Sewer Corp	2008 (A)	Wastewater and Recycled Water	2	—	—
Hassayampa Utility Company	2005 (F)	Wastewater and Recycled Water	41	—	—

SUN CORRIDOR REGION
Global Water - Picacho Cove Water Company	2006 (F)	Water	2	—	—
Global Water - Picacho Cove Utilities Company	2006 (F)	Wastewater and Recycled Water	2	—	—
Global Water - Red Rock Utilities, LLC	2018 (A)	Water, Wastewater and Recycled Water	9	1,705	72
Total			352	43,687
(1) Certified areas may overlap in whole or in part for separate utilities.
Maricopa/Casa Grande Region
The City of Maricopa is located approximately 12 miles south of Phoenix. The relative proximity to a significant urban center, coupled with relatively abundant and inexpensive land, were the key drivers of the real estate boom experienced by this community. In 2005, the City of Maricopa was one of the fastest growing cities in the nation. While growth has slowed nationally since 2007, the City of Maricopa continues to grow, as demonstrated by our addition of 9,920 active service connections (representing approximately 4,900 homes) from December 2009 to December 2018. Development in the area is considered to be affordable and represents one of the few areas within the U.S. where a new home can be purchased from the mid $100,000s.
We operate in this region through Santa Cruz, Palo Verde, Turner Ranches Water and Sanitation Company ("Turner"), and Red Rock Utilities ("Red Rock").
We acquired Santa Cruz and Palo Verde in 2004. Santa Cruz serves 20,385 active service connections as of December 31, 2018 and revenues from Santa Cruz represented approximately 42.5 % and 42.7% of our total revenue for the years ended December 31, 2018 and 2017, respectively. Palo Verde serves 20,150 active service connections as of December 31, 2018 and revenues from Palo Verde represented approximately 52.9% and 52.6% of our total revenue for the years ended December 31, 2018 and 2017, respectively.
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
We acquired Turner in May 2018. Turner is a non-potable irrigation water utility located in Mesa, Arizona, with approximately seven square miles of service area. Turner serves 963 residential irrigation customers as of December 31, 2018.
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
We acquired Greater Tonopah in 2006. Greater Tonopah serves 341 active service connections as of December 31, 2018. Greater Tonopah has a CC&N for 105 square miles of service area and provides water services to Maricopa County west of the Hassayampa River. The acquisition of Greater Tonopah allowed us to enter into agreements with developers to serve a total of roughly 100,000 home sites plus commercial, schools, parks, and industrial developments.
In November 2017, the Bill and Melinda Gates Investment Group, through an investment vehicle, acquired 20,000 acres in the Belmont development, located in the West Valley Region. Belmont is a mixed use, master planned community and is included within the service area of Greater Tonopah and Hassayampa.
We acquired Northern Scottsdale in 2006. Northern Scottsdale serves 87 active service connections as of December 31, 2018. Northern Scottsdale has a CC&N for one square mile and provides water services to two small subdivisions in Northern Scottsdale.
Rate proceedings were completed in 2010 for Greater Tonopah. Northern Scottsdale completed a rate proceeding in 2008. In July 2012, these five utilities in the West Valley Region filed applications with the ACC for increased rates using 2011 as the test year on which the ACC evaluates the utilities’ rates. The rate proceedings were completed in February 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Rate Case Activity”, included in Part II, Item 7 of this Form 10-K, for additional information.
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
In October 2012, we and our subsidiary, 303 Utilities Company, and the City of Glendale entered into an agreement for future wastewater and recycled water services, advancing our public-private-partnership originally approved by the city council in March 2010. The agreement named 303 Utilities Company as the future wastewater and recycled water provider for a 7,000-acre territory within a portion of Glendale’s western planning area known as the Loop 303 Corridor. The 303 Utilities Company also signed certain wastewater facilities main extension agreements with numerous developers/landowners in the service area to fund the initial design and construction of a wastewater and recycled water utility. In addition, we signed separate offsite water management agreements with these same developers/landowners to provide the coordination, permitting, and engineering work for the related water utility service element of the project. In September 2013, we entered into an agreement to sell the Loop 303 Contracts to a third-party. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate Transactions—Sale of Loop 303 Contracts”, included in Part II, Item 7 of this Form 10-K, for additional information.
We formerly operated additional utilities in the West Valley Region through Valencia, Greater Buckeye and Willow Valley. Valencia was consolidated with Greater Buckeye in 2008, and on July 14, 2015, we closed the stipulated condemnation to transfer the operations and assets of Valencia to the City of Buckeye.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate Transactions—Stipulated Condemnation of the Operations and Assets of Valencia”, included in Part II, Item 7 of this Form 10-K, for additional information.
In addition, on May 9, 2016, we closed the sale of Willow Valley to EPCOR Water Arizona Inc. (“EPCOR”).  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate Transactions—Sale of Willow Valley”, included in Part II, Item 7 of this Form 10-K, for additional information.
On May 15, 2017, we acquired Eagletail Water Company ("Eagletail") via merger. Eagletail serves 56 active connections as of December 31, 2018. Eagletail has a CC&N for eight square miles located west of metropolitan Phoenix.
Sun Corridor Region
The Sun Corridor Region is approximately equidistant between Phoenix and Tucson, along the I-10 Corridor.
We operate in this region through Global Water-Picacho Cove Water Company, Global Water-Picacho Cove Utilities Company (collectively, “Picacho Cove”) and Red Rock. We formed Picacho Cove in 2006 to provide water and wastewater services in the City of Eloy and currently have a CC&N for two congruent square miles. The utilities currently have 1,705 active service connections and no facilities.
We acquired Red Rock in October 2018. Red Rock consists of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona, with approximately nine square miles of service area. Red Rock serves 859 water customers and 846 sewer customers as of December 31, 2018.
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

See “Risk Factors-Operational Factors-There is no guaranteed source of water,” included in Part I, Item 1A of this Form 10-K, for additional information.
Technology
We use sophisticated technology as a principal means of improving our margins. We focus on technological innovations that allow us to deliver high-quality water and customer service with minimal potential for human error, delays, and inefficiencies. The comprehensive technology platform that we use includes supervisory control and data acquisition, automated meter reading, and geographical information system technologies, which we use to map and monitor our physical assets and water resources on an automated, real-time basis with fewer people than the standard water utility model requires. Our systems allow us to detect and resolve potential problems promptly, accurately, and efficiently before they become more serious, which both improves customer service and optimizes and extends the efficient performance and life of our assets. The comprehensive technology platform that we use includes automated meter reading technology, which allows us to read water meters remotely rather than physically, improves water resources accounting, allows for identification of high water usage and water theft from disconnected meters. We also use automated voice, internet billing, payment processing, and customer service applications that contribute to additional reduced headcount and a reduction in associated personnel costs.
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
We maintain a comprehensive environmental program which addresses, among other things, responsible business practices and compliance with environmental laws and regulations, including the use and conservation of natural resources. Water samples across our water system are analyzed on a regular basis in material compliance with regulatory requirements. We conducted more than 10,600 water quality tests in 2018 at subcontracted laboratory facilities in addition to providing continuous online instrumentations for monitoring parameters such as turbidity and disinfectant residuals and allowing for adjustments to chemical treatment based on changes in incoming water quality. For 2018, we achieved a compliance rate of 99.9% for meeting state and federal drinking water standards and 99.8% for compliance with wastewater requirements, for an overall compliance rating of 99.8%. Compliance with governmental regulations is of utmost importance to us, and considerable time and resources are spent ensuring compliance with all applicable federal, state, and local laws and regulations.
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
Contaminants of emerging concern (CECs) are chemicals and other substances that have no regulatory standard, but have been discovered in water or in the environment where they had not previously been detected, or were only present at insignificant levels. We believe contaminants of emerging concern may form the basis for additional regulatory initiatives and requirements in the future. We rely on governmental agencies to establish regulatory standards regarding contaminants of emerging concern and we meet or exceed these standards, when established.
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
Arizona Regulatory Agencies
In Arizona, the ACC is the regulatory authority with jurisdiction over water and wastewater utilities. The ACC has exclusive authority to approve rates, mandate accounting treatments, authorize long-term financing programs, evaluate significant capital expenditures and plant additions, examine and regulate transactions between a regulated subsidiary and its affiliated entities, and approve or disapprove reorganizations, mergers, and acquisitions prior to their completion. Additionally, the ACC has statutory authority to oversee service quality and consumer complaints, and approve or disapprove expansion of service areas. The ACC is comprised of five elected members, each serving four year terms. Companies that wish to provide water or wastewater service are granted a CC&N, which allows them to serve customers within a geographic area specified by a legal description of the property. In considering an application for a CC&N, the ACC will determine if the applicant is fit and proper to provide service within a specified area, whether the applicant has sufficient technical, managerial, and financial capabilities to provide the service, and if that service is necessary and in the public interest. Once a CC&N is granted, the utility falls under the ACC’s jurisdiction and must abide by the rules and laws by which a public service corporation operates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Rate Case Activity,” included in Part II, Item 7 of this Form 10-K, for additional information regarding rate case activity involving the ACC.

Arizona water and wastewater utilities must also comply with state environmental regulation regarding drinking water and wastewater, including environmental regulations set by Councils of Government (such as the Central Arizona Governments and the Maricopa Association of Governments), the Arizona Department of Environmental Quality, and the Arizona Department of Water Resources. The Central Arizona Governments is the designated management authority for Section 208 of the Clean Water Act for Pinal and Gila Counties and administers the requirements of the Regional Water Quality Management Plans and Amendments at the local level. The Maricopa Association of Governments is the designated management authority for Section 208 of the Clean Water Act for Maricopa County and administers the requirements of the Regional Water Quality Management Plans and Amendments at the local level. The Maricopa County Environmental Services Department has delegated authority for overseeing Arizona Department of Environmental Quality requirements in Maricopa County. The Arizona Department of Environmental Quality regulates water quality and permits water reclamation facilities, discharges of recycled water, re-use of recycled water, and recharge of recycled water. The Arizona Department of Environmental Quality also regulates the clean closure requirements of facilities. In Arizona, the Arizona Department of Environmental Quality has received delegated authority from the EPA for the administration of the Clean Water Act’s National Pollution Discharge Elimination System program. Permits issued by the Arizona Department of Environmental Quality for discharges to waters of the U.S. in Arizona are termed “Arizona Pollutant Discharge Elimination System,” or “AzPDES,” permits. The Arizona Department of Environmental Quality also administers the drinking water quality requirements set by the federal Safe Drinking Water Act within Arizona. Finally, the Arizona Department of Water Resources regulates surface water extraction, groundwater withdrawal, designations and certificates of assured water supply, extinguishment of irrigation grandfathered water rights, groundwater savings facilities, recharge facilities, recharge permits, recovery well permits, storage accounts, and well construction, abandonment, or replacement. We must file periodic reports with the ACC, Arizona Department of Environmental Quality, and Arizona Department of Water Resources.
Within each regulatory organization, we have invested in developing cooperative relationships at all levels, from staff to executives to elected and appointed officials, and have adopted a proactive attitude toward regulatory compliance.
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
Although we intend to rely on recycled water to help meet water demands in areas, the infrastructure, permits, and customer base necessary to generate and deliver recycled water are not necessarily in place in most of our service areas. In addition, although recycling can extend a limited supply, it does not actually generate a new supply of water. As such, although our proposed generation and delivery of recycled water is likely to help reduce the amount of groundwater that will be required to serve future customers, our ability to serve new customers will remain dependent on its ability to access groundwater. Groundwater is a limited resource in Arizona, and access to new uses of groundwater is closely regulated in the areas served by us. See “Risk Factors—Operational Factors—Inadequate water and wastewater supplies could have a material adverse effect upon our ability to achieve the customer growth necessary to increase our revenues,” included in Part I, Item 1A of this Form 10-K, for additional information.
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
In our West Valley service territory (Greater Tonopah), we expect to receive a Designation of Assured Water Supply in the future. Assuming implementation of our high-efficiency Total Water Management model throughout the service area, this could be a sufficient water supply for approximately 250,000 homes. There is no assurance that the Arizona Department of Water Resources would add any additional acre-feet to any of our Designations of Assured Water Supply in the future.
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
Employees
As of December 31, 2018, we employed 50 full-time individuals and one part-time employee. Currently, none of our employees participate in collective bargaining agreements, and we consider our employee relations to be good.
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
Regulatory and Legislative Factors
We are subject to regulation by the Arizona Corporation Commission and our financial condition depends upon our ability to recover costs in a timely manner from customers through regulated rates.

We are subject to comprehensive regulation by several federal, state and local regulatory agencies that significantly influence our business, liquidity and results of operations and our ability to fully recover costs from utility customers in a timely manner. The Arizona Corporation Commission (“ACC”) is the regulatory authority with jurisdiction over water and wastewater utilities. The ACC has exclusive authority to approve rates, mandate accounting treatments, authorize long-term financing programs, evaluate significant capital expenditures and plant additions, examine and regulate transactions between a regulated subsidiary and its affiliated entities, and approve or disapprove reorganizations, mergers, and acquisitions prior to their completion. Additionally, the ACC has statutory authority to oversee service quality and consumer complaints, and approve or disapprove expansion of service areas. The ACC is comprised of five elected members, each serving four year terms.  Our profitability is affected by the rates we may charge and the timeliness of recovering costs incurred through our rates.  Accordingly, our financial condition and results of operations are dependent upon the satisfactory resolution of any rate proceedings and ancillary matters which may come before the ACC.  In addition, the ACC may reopen prior decisions and modify otherwise final orders under certain circumstances.  Decisions made by the ACC could have a material adverse impact on our financial condition, results of operations and cash flows.
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
In Arizona, the ACC is the regulatory authority that oversees the formation, expansion, and ongoing operations of water and wastewater utilities. The ACC has authority, among other things, to determine service areas for utility providers. In order for our owned utilities to provide water or wastewater service, they must obtain a CC&N for a service area before they can service that area. In addition, our owned utilities and/or the developments that we serve must demonstrate to the Arizona Department of Water Resources that there exists a 100-year water supply and obtain either a “Certificate of Assured Water Supply,” which is a certificate issued by the Arizona Department of Water Resources evidencing sufficient groundwater, surface water, or effluent of adequate quality will be continuously available to satisfy the water needs of the proposed use for at least one hundred years and which applies to a specific subdivision, or a Designation of Assured Water Supply, which applies to the utility’s entire service area. The designation area is generally coterminous with the CC&N and can grow into adjacent areas as needed. Further, our wastewater facilities require Arizona Department of Environmental Quality and/or EPA permits that regulate, among other things, the level of discharges from our facilities, the size of our facilities, and the location of our facilities. Any inability to obtain the necessary regulatory approvals, assured water supplies, or environmental permits would limit our ability to expand our water or wastewater service areas.
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
Changes in, interpretations of, or enforcement trends related to tax rules and regulations may adversely affect our effective income tax rates or operating margins and we may be required to pay additional tax assessments.
Our effective income tax rate could be adversely affected by various factors, many of which are outside of our control, including:

•
changes in tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions, including but not limited to U.S. federal and state regulations or interpretations resulting from the Tax Cuts and Jobs Act of 2017;

•	increases in corporate tax rates and the availability of deductions or credits;

•	tax effects related to purchase accounting for acquisitions; and

•	resolutions of issues arising from tax examinations and any related interest or penalties.
Our determination of tax liabilities is always subject to review or examination by applicable tax authorities. Any adverse outcome of such review or examination could have a material adverse effect on our financial condition and results of operations.
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
Since our formation in 2003, we have grown rapidly, with our total revenues increasing from $4.9 million in 2004 to $35.5 million in 2018 and total service connections increasing from 8,113 as of December 31, 2004 to 44,289 as of December 31, 2018. We have also expanded geographically, from 18 square miles of service areas in 2004 to 352 square miles as of December 31, 2018. Our growth has been driven principally by acquisitions and by organic growth resulting from increased development and service connections within our existing service areas.
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
If we are unable to execute our growth strategy effectively, we will need to rely more heavily on regulatory rate increases to increase our revenue. However, there can be no assurance that the regulatory authorities will approve any rate increases.
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
We rely on purchased electrical power to operate the wells and pumps that are needed in order to supply potable and recycled water to our customers. An extended interruption in power supply that we cannot remediate through the use of backup generators could adversely affect our ability to continue these operations. Electrical power, which represented approximately 6.8% of our total operating expenses in fiscal year 2018, is a significant and potentially volatile operating expense. Electrical power costs are beyond our control and can increase unpredictably in substantial amounts. Under these circumstances, our cash flows between our general rate case filings and our earnings may be adversely affected until the ACC has authorized a rate increase.
In addition, we require bulk supplies of chemicals for water and wastewater treatment, and if we were to suffer an interruption of supply that we cannot replace quickly, we might not be able to perform these functions adequately. Some chemicals are available from a single source or a limited number of sources. There is no assurance that these suppliers will continue to produce the chemicals in the quantities and quality and at the times they are needed. Moreover, the replacement of any of these suppliers could lead to significant delays and increase in our costs. Chemical costs represented approximately 1.6% of our total operating expenses in fiscal year 2018.
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
Our operations of regulated utilities are currently located exclusively in the state of Arizona, and more specifically approximately 92.8% of our active service connections are within a single municipality, which increases the impact of local conditions on our results of operations.
The customers of our regulated utilities are currently located exclusively in the state of Arizona and 92.8% of our active service connections are located in the City of Maricopa, Arizona. As a result, we cannot diversify or mitigate the risks presented by local regulatory, economic, political, demographic, and weather conditions in this area. An adverse change in any of these conditions would therefore affect our profitability, results of operations, liquidity, and cash flows more significantly than if our utilities also operated in other geographic areas.
Our existing indebtedness could affect our business adversely and limit our ability to plan for or respond to growth opportunities, and we may be unable to generate sufficient cash flow to satisfy our liquidity needs.
As of December 31, 2018, we had total indebtedness of $115.1 million. In addition, we may incur substantial additional indebtedness in the future. Our indebtedness could have important consequences, including:

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
The assets of our former utility subsidiaries, Cave Creek Water Co. and Valencia, were acquired from us by municipalities pursuant to condemnation proceedings, and our other utility subsidiaries could be subjects of such proceedings in the future.
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
The growth of our customer base depends almost entirely on the success of developers in developing residential and commercial properties within our CC&N areas. A CC&N is a permit issued by the ACC allowing a public service corporation to serve a specified area, and preventing other public service corporations from offering the same services within the specified area, which we refer to as “service areas.” Real estate development is a cyclical industry and the growth rate of development, especially residential development, since 2006, both nationally and in Arizona has been below historical rates. The sale of, for instance, single family residences is affected by a number of national and regional economic factors, including:

•	interest rates and general levels of economic output;

•	levels of activity in the local real estate market;

•	the state of domestic credit markets, mortgage standards, and availability of credit;

•	competition from other builders and other projects in the area and other states;

•	federal programs to assist home purchasers;

•	costs and availability of labor and materials;

•	government regulations affecting land development, homebuilding, and mortgage financing;

•	availability of financing for development and for home purchasers;

•	changes in the income tax treatment relating to real property ownership;

•	unexpected increases in development costs;

•	increased commute times and fuel costs that may adversely affect the desirability of outlying suburbs;

•	availability of, among other things, other utilities, adequate transportation, and school facilities; and

•	environmental problems with such land.
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
The market price for our common stock is likely to be volatile, in part because our shares recently began trading publicly. Many factors, which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section, as well as the following:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

•	conditions that impact demand for our services;

•	future announcements concerning our business or our competitors’ businesses;

•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	the size of our public float;

•	coverage by or changes in financial estimates by investment analysts or failure to meet their expectations;

•	the market’s reaction to our reduced disclosure as a result of being an “emerging growth company” under the JOBS Act;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in laws or regulations which adversely affect our industry or us;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	changes in senior management or key personnel;

•	issuances, exchanges, or sales, or expected issuances, exchanges, or sales of our capital stock;

•	changes in our dividend policy;

•	adverse resolution of new or pending litigation against us; and

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
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition provision. See “—Risks Related to the Ownership of Our Common Stock—Our election to take advantage of the JOBS Act extended accounting transition period may make our financial statements more difficult to compare to other public companies.”
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table lists the properties that we own or lease:

Nature of Property	Location	Operated By	Owned or Leased
Corporate Offices	Phoenix, Arizona	Global Water Resources, Inc.	Leased
Wastewater Treatment Plant	Maricopa, Arizona	Global Water - Palo Verde Utilities Company, LLC	Owned
Global Water Center - Regional Office	Maricopa, Arizona	Global Water - Palo Verde Utilities Company, LLC	Owned
Wastewater Utility Plant	8 Lift Stations - Maricopa, Arizona	Global Water - Palo Verde Utilities Company, LLC	Owned
Water Utility Plant	16 Well Sites - Maricopa, Arizona	Global Water - Santa Cruz Water Company, LLC	Owned
Water Utility Plant	5 Water Distribution Sites - Maricopa, Arizona	Global Water - Santa Cruz Water Company, LLC	Owned
Water Utility Plant	9 sites - Western Maricopa County, Arizona	Water Utility of Greater Tonopah, LLC	Owned
Water Utility Plant	4 sites - Northern Maricopa County, Arizona	Water Utility of Northern Scottsdale, LLC	Owned
Water Utility Plant	Western Maricopa County, Arizona	Eagletail Water Company, L.C.	Owned
Irrigation Utility Plant	Mesa, Arizona	Global Water - Turner Ranches Irrigation, LLC	Owned
Water Utility Plant	Red Rock, Arizona	Global Water - Red Rock Utilities, LLC	Owned
Wastewater Utility Plant	Red Rock, Arizona	Global Water - Red Rock Utilities, LLC	Owned
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
Shareholders
As of March 2, 2019, there were approximately 5 shareholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.
Dividends
We currently intend to continue to pay a regular monthly dividend of $0.023861 per share ($0.286332 per share annually). However, our future dividend policy is subject to our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock we may issue in the future, business prospects, and other factors that our board of directors may deem relevant. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K for a discussion of provisions of our senior secured notes that limit the payment of dividends.

Performance Graph
The following graph compares the relative performance of our common stock, the S&P 500 Index, and our Peer Group Index. This graph covers the period from April 28, 2016 (the first day GWRS common stock began trading on the NASDAQ) through December 31, 2018. The graph assumes that $100 was invested on April 28, 2016 in the common stock of GWRS, the S&P 500 Index, and our Peer Group Index, and also assumes reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
* $100 invested on April 28, 2016 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
** Peer group includes American States Water Company, American Water Works, Aqua America, Inc., Artesian Resources Corp., California Water, Connecticut Water Service, Inc., Middlesex Water Company, and York Water Co.

	4/28/16	12/31/16	12/31/17	12/31/18
Global Water Resources, Inc.	$100.00	$145.78	$149.91	$163.04
S&P 500 Index	$100.00	$107.85	$128.80	$120.76
Peer Group Index**	$100.00	$117.88	$144.10	$161.07
Issuer Purchases of Equity Securities
None.

ITEM 6.	SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 in this Form 10‑K. The table presents the consolidated statements of operations and cash flow data for the years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheet data at December 31, 2018 and 2017, which are derived from our audited consolidated financial statements included elsewhere in this Form 10‑K. The table also presents the consolidated statements of operations and cash flow data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data at December 31, 2016, 2015 and 2014, which were derived from our audited consolidated financial statements that are not included in this Form 10‑K.
As the condemnation of Valencia Water Company, Inc. (“Valencia”) was completed on July 14, 2015 and the sale of Willow Valley Water Company, Inc. (“Willow Valley”) was completed on May 9, 2016, the Company’s consolidated balance sheet, consolidated statements of operations, cash flow data, and operating metrics included Valencia and Willow Valley through the respective closing dates.
The following amounts are in thousands, except per share data and operating metrics:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
ASSETS:
Net property, plant, and equipment	$227,055	$213,459	$200,489	$194,152	$240,424
Current assets	$17,334	$9,665	$24,740	$18,715	$12,293
Other assets	$18,072	$15,444	$13,590	$22,875	$52,162
Total Assets	$262,461	$238,568	$238,819	$235,742	$304,879
LIABILITIES:
Current liabilities	$9,576	$8,976	$10,901	$10,663	$13,630
Long-term debt and capital leases	$114,507	$114,363	$114,317	$102,417	$124,769
Noncurrent liabilities	$110,507	$100,369	$98,612	$102,599	$138,800
Total Liabilities	$234,590	$223,708	$223,830	$215,679	$277,199
SHAREHOLDERS' EQUITY	$27,871	$14,860	$14,989	$20,063	$27,680
Total Liabilities and Shareholders' Equity	$262,461	$238,568	$238,819	$235,742	$304,879

Consolidated Statements of Operations and Cash Flow Data:
Revenues	$35,515	$31,208	$29,799	$31,956	$32,559
Operating expenses	$26,246	$23,864	$23,987	$25,429	$(22,232)
Operating income	$9,269	$7,344	$5,812	$6,527	$54,791
Total other income (expense)	$(4,384)	$(3,394)	$(9,611)	$35,459	$(6,855)
Income (loss) before income taxes	$4,885	$3,950	$(3,799)	$41,986	$47,936
Income tax benefit (expense)	$(1,782)	$601	$1,287	$(20,623)	$16,995
Net income (loss)	$3,103	$4,551	$(2,512)	$21,363	$64,931
Earnings (loss) per common share:
Basic	$0.15	$0.23	$(0.13)	$1.17	$3.54
Diluted	$0.15	$0.23	$(0.13)	$1.17	$3.54
Net cash provided by operating activities	$11,307	$11,156	$1,895	$4,245	$11,646
Cash dividends paid	$5,791	$5,399	$5,036	$27,607	$3,454
Dividends declared per common share	$0.28	$0.28	$0.26	$1.43	$0.20
Capital expenditures	$4,787	$20,885	$8,588	$3,355	$1,655

Operating Metrics:
Active water connections	22,691	19,851	19,013	19,964	26,188
Active wastewater connections	20,996	19,146	18,374	17,820	17,380

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

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business Outlook
2017 and 2018 continued the trend of positive growth in new connections. According to the 2010 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) is the 14th largest MSA in the U.S. and had a population of 4.2 million, an increase of 29% over the 3.3 million people reported in the 2000 Census. Metropolitan Phoenix continues to grow due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix Metropolitan area will have a population of 4.9 million people by 2020 and 6.5 million by 2040. During the twelve months ended December 31, 2018, Arizona’s employment rate improved by 3.3%, ranking the state in the top two nationally for job growth.
Also, according to the W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus Panel, most sectors of real estate are expected to experience improved growth with industrial and retail sectors also expected to experience improved occupancy rates. For Maricopa County and Pinal County combined, the Homebuilders Association of Central Arizona reported that single family housing permits grew 13% to 22,437 units in 2018.
The forecast by the Greater Phoenix Blue Chip Real Estate Consensus Panel for 2019 remains positive at approximately 27,000 single family dwelling permits. From there, we believe growth in the region could steadily return towards its normal historical rate of greater than 30,000 single family dwelling permits.
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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, increased 4,671 connections, or 11.8%, from a total of 39,618 as of December 31, 2017 to 44,289 as of December 31, 2018. This increase is due primarily to the acquisition of Turner Ranches Water and Sanitation Company ("Turner") and Red Rock Utilities ("Red Rock") as well as the organic growth in new connections.
As of December 31, 2018, we have 43,687 active service connections compared to 38,997 active service connections as of December 31, 2017, an increase of 4,690, or 12.0%. As with the increase in total service connections, the increase is due primarily to the Turner and Red Rock acquisitions (2,668 connections, or 6.8%) as well as organic growth in our service areas (2,022 connections, or 5.2%). Approximately 92.8% of the 43,687 active service connections are serviced by our Global Water - Santa Cruz Water Company, LLC (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, LLC (“Palo Verde”) utilities as of December 31, 2018.
The graph below presents the historical change in active and total connections for our ongoing operations, adjusting for the July 2015 condemnation of the assets and operations of Valencia Water Company ("Valencia") and the May 2016 sale of Willow Valley.

During the economic downturn beginning in 2008, our utilities experienced an increase in the number of vacant homes, reaching a peak of 4,020 vacant connections as of February 28, 2009, approximately 11.9% of our total connections at the time; however, the negative trend began to reverse thereafter with the number of vacant homes decreasing to 602 or 1.4% of total connections as of December 31, 2018.

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
We are required to file rate cases with the ACC to obtain approval for a change in rates. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. In normal conditions, it would not be uncommon to see us file for a rate increase every three years based on year one being the test year, year two being the rate case filing year, and year three being the rate case award year. However, based on our settlement with the ACC in 2014 and extended new rate phase-in period, we have not initiated the next rate case on this timeline. Moving forward, we will continue to analyze all factors that drive the requirement for increased revenue, including our rate of investment and recurring expenses, and determine the appropriate test year for a future rate case. Refer to “—Rate Case Activity” for additional information.
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
 We have made significant capital investments in our territories within the last fifteen years, and because the infrastructure remains in the early stages of its useful life, we do not expect comparable capital investments to be required in the near term, either for growth or to maintain the existing infrastructure. Nevertheless, we have an established capital improvement plan to make targeted capital investments to repair and replace existing infrastructure as needed, address operating redundancy requirements, and improve our overall financial performance, by lowering expenses and increasing revenue. Additionally, to reduce our deferred tax liability of approximately $19.4 million resulting from the gain on the condemnation of the operations and assets of Valencia, we have substantially completed the planned investments within our capital improvement plan that we determined will qualify under the Internal Revenue Code §1033 re-investment criteria pursuant to a favorable Private Letter Ruling with the Internal Revenue Service (the "IRS"). Refer to “—Corporate Transactions—Private Letter Ruling” for additional information.
Production and Treatment Costs
Our water and wastewater services require significant production resources and therefore result in significant production costs. Although we are permitted to recover these costs through the rates we charge, regulatory lag can decrease our margins and earnings if production costs or other operating expenses increase significantly before we are able to recover them through increased rates. Our most significant costs include labor, chemicals used to treat water and wastewater, and power used to operate pumps and other equipment. Power and chemical costs can be volatile. However, we employ a variety of technologies and methodologies to minimize costs and maximize operational efficiencies. Additionally, with our Total Water Management approach, whereby we maximize the direct beneficial reuse of recycled water, we can realize significant treatment costs and power savings because smaller volumes of water are required for potable use. Many utilities require that all water be treated to potable standards irrespective of use. Total Water Management focuses on the right water for the right use. Potable water is needed for consumption and recycled water is acceptable for non-potable uses such as irrigation. Non-potable water does not need to be treated for commonly occurring and regulated constituents such as arsenic, or for other current or future human consumption health-based contaminants.
Weather and Seasonality
Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Drought, overuse of sources of water, the protection of threatened species or habitats, or other factors may limit the availability of ground and surface water. Also, customer usage of water and recycled water is affected by weather conditions, particularly during the summer. Our water systems generally experience higher demand in the summer due to the warmer temperatures and increased usage by customers for irrigation and other outdoor uses. However, summer weather that is cooler or wetter than average generally suppresses customer water demand and can have a downward effect on our operating revenue and operating income. Conversely, when weather conditions are extremely dry, our business may be affected by government-issued drought-related warnings and/or water usage restrictions that would artificially lower customer demand and reduce our operating revenue. For additional information and risks associated with weather and seasonality, see “Risk Factors,” included in Item 1A of this Form 10-K. The limited geographic diversity of our service areas makes the results of our operations more sensitive to the effect of local weather extremes. The second and third quarters of the year are generally those in which water services revenue and wastewater services revenues are highest. Accordingly, interim results should not be considered representative of the results of a full year.

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
For our utilities, adjusting for the condemnation of the operations and assets of Valencia and the sale of Willow Valley, the settlement provided for a collective aggregate revenue requirement increase of $3.6 million based on 2011 test year service connections, phased-in over time, with the first increase in January 2015 as follows (in thousands, not updated for the TCJA, refer to "—Recent Events—ACC Tax Docket" for further details):

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
From 2003 to 2008, we entered into approximately 154 infrastructure coordination and financing agreements (“ICFAs”) with developers and landowners covering approximately 275 square miles. Under these agreements, we have a contractual obligation to the developers and landowners to ensure that amongst other things, physical capacity exists through our regulated utilities for water and wastewater to the landowner/developer when needed. We receive fees from the landowner/developer for undertaking these obligations that typically are a negotiated amount per planned equivalent dwelling unit for the specified development or parcel of land. Payments are generally due to us from the landowner/developer based on progress of the development, with a portion due upon signing of the agreement, a portion due upon completion of certain milestones and the final payment due upon final plat approval or sale of the subdivision. The payments are non-refundable. Our investment can be considerable, as we may phase-in the construction of facilities in accordance with a regional master plan, as opposed to a single development.
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
We now account for the portion of future payments received under these agreements allocated to HUF liability as CIAC. However, from the regulator’s perspective, HUFs do not impact rate base until the related funds are expended. These funds are segregated in a separate bank account and used to construct plant assets. The HUF liability is to be relieved once the funds are used for the construction of plant. For facilities required under a hook-up fee or ICFA, we must first use the HUF funds received, after which we may use debt or equity financing for the remainder of construction. The deferred revenue portion of these fees is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. We recognized $2.5 million of revenue during the year ended December 31, 2018 which primarily resulted from additional plant capacity added to a wastewater plant.
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
In addition to ICFAs, we have various line extension agreements with developers and builders, through which funds, water line extensions or wastewater line extensions are provided to us by the developers and are considered refundable advances for construction. These AIACs are subject to refund by us to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility services constructed under the agreement over a specified period. Upon the expiration of the agreements’ refunding period, the remaining balance of the AIAC becomes nonrefundable and at that time is considered CIAC. CIAC is amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, a utility plant funded by AIAC and CIAC is excluded from rate base. The taxability of AIAC and CIAC was changed with the enactment of the TCJA. Previously, the majority of AIAC and CIAC that we collected were not taxable. However, with the enactment of the TCJA, they will be taxable going forward. On November 27, 2018, the ACC ruled that the utility may require that the contributor pay a gross-up to the utility consisting of 55% of the income tax expense with the utility covering the remaining 45% of the income tax expense. For more details regarding the ruling, refer to "—Recent Events — ACC Tax Docket."
Corporate Transactions
Reorganization Transaction and U.S. Initial Public Offering
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
Debt Refinancing

With the completion of the U.S. IPO, the Company had the right to redeem all of its outstanding tax-exempt bonds at a price of 103% of the principal amount, plus interest accrued at the redemption date. Following completion of the U.S. IPO, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) to issue two series of senior secured notes with total principal balance of $115.0 million. On June 24, 2016, the Company closed the Note Purchase Agreement transaction, which proceeds were primarily used to pay down the outstanding $106.7 million in tax-exempt bonds at 103%. For additional information, see “—Liquidity and Capital Resources—Senior Secured Notes.”
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
Sale of Loop 303 Contracts
In September 2013, we entered into an agreement to sell certain wastewater facilities main extension agreements and offsite water management agreements for the contemplated Loop 303 service area, along with their related rights and obligations (which we refer to collectively as the “Loop 303 Contracts”), relating to the 7,000-acre territory within a portion of the western planning area of the City of Glendale, Arizona known as the “Loop 303 Corridor.” Pursuant to the agreement, we sold the Loop 303 Contracts to EPCOR for total proceeds of approximately $4.1 million ($3.1 million of which has been received as of December 31, 2018), which will be paid to us over a multi-year period. Receipt of the remaining proceeds will occur and be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners of the Loop 303 Corridor. As part of the consideration, we agreed to complete certain engineering work required in the offsite water management agreements, which we completed in 2013, thereby satisfying our remaining obligations relating to the Loop 303 Contracts. In April 2015, we received proceeds of approximately $0.3 million related to the sale of the Loop 303 Contracts. As of December 31, 2018, proceeds of $1.0 million remain outstanding, and when received will be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners. Additional milestones have been completed during the three months ended December 31, 2018 and as such, the remaining $1.0 million is expected to be received during the first half of 2019.
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
Pursuant to Internal Revenue Code §1033, we would have been able to defer the gain on condemnation through the end of 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018, which the IRS approved on August 8, 2017. On August 28, 2018, the Company filed a request to further defer the gain to the end of 2019, which the IRS approved on October 12, 2018. As a result of the initial Private Letter Ruling, the Company significantly increased capital expenditures in 2016 and 2017 as compared to prior years. Following the most recent Private Letter Ruling extension, the Company expects an increase in capital expenditures for 2019 compared to 2018 to fully defer the remaining tax liability of approximately $2.1 million as of December 31, 2018.
Acquisition of Eagletail Water Company
On May 15, 2017, we acquired Eagletail Water Company ("Eagletail") for approximately $80,000. At the time of acquisition, Eagletail, a small water utility located west of metropolitan Phoenix, added approximately 55 active water connections and eight square miles of approved service area to our existing regional service footprint.
Recent Events
Line of Credit
On April 20, 2018, we entered into an agreement with MidFirst Bank, a federally chartered savings association, for a two-year revolving line of credit up to $8.0 million. The credit facility, which will be used for acquisitions and general corporate purposes, bears an interest rate of LIBOR plus 2.25%. As of December 31, 2018, we had no outstanding borrowings under this credit line.
Acquisition of Turner Ranches Water and Sanitation Company
On May 30, 2018, we acquired Turner Ranches Water and Sanitation Company ("Turner"), a non-potable irrigation water utility located in Mesa, Arizona for a purchase price of $2.8 million. At the time of acquisition, Turner had 963 residential irrigation connections and approximately seven square miles of service area. We believe this acquisition is consistent with the Company's declared strategy of making accretive acquisitions.
ACC Tax Docket

On December 20, 2017, the ACC opened a docket to address the utility ratemaking implications of the Federal Tax Cuts and Jobs Act (the “TCJA”). The ACC is considering the impact for regulated utilities, as it is expected that certain effects of the TCJA add to rate base and others reduce rate base. Numerous companies, including our regulated utilities, filed comments with the ACC in January 2018. The ACC subsequently approved an order in February 2018 requiring Arizona utilities to apply regulatory accounting treatment, which includes the use of regulatory assets and regulatory liabilities, to address all impacts from the enactment of the TCJA. The order also required certain utilities (including all of our currently operating regulated utilities other than Eagletail, Turner and Red Rock) to have made one of the following three types of filings by April 7, 2018: 1) file an application for a tax expense adjustor mechanism, 2) file an intent to file a rate case within 90 days, or 3) any such other application to address rate making implications of the TCJA.

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

On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities due to the TCJA.  Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of our revenue requirement under the Rate Decision No. 74364 enacted in February 2014. In 2018, the annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities are approximately $312,000, $449,000, $16,000, and $5,000, respectively. In 2021, the final year of the phase-in, the annual reductions in revenue for our Santa Cruz, Palo Verde, Tonopah, and Northern Scottsdale utilities will be approximately $415,000, $669,000, $16,000, and $5,000, respectively. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the difference of the fully phased-in rates to be applied in 2021 versus the phased-in rates refunded in 2018.

Rate Decision No. 76901, however, did not address the impacts of the TCJA on accumulated deferred income taxes (“ADIT”), including excess ADIT (“EADIT”).  The ACC requested the Company to submit a proposal by December 19, 2018 regarding the impact of the TCJA on its ADIT as of January 1, 2018, and the related EADIT amortization methods for both the plant-related (the protected element of EADIT) and the non-plant related (the unprotected portion of EADIT) assets, as appropriate.  On December 19, 2018, the Company submitted the required filing and proposed that as part of a required July 1, 2019 filing, it will propose revised tariffs that incorporate the appropriate rate impacts.

Previously, the ACC Chairman noted that there may be some unintended consequences related to the tax treatment of CIACs and AIACs, which are now taxable with the enactment of the TCJA. Following receipt of comments from various parties, including from us, and a recommendation from the ACC Staff, the ACC adopted an order in November 2018 relating to the funding for income taxes on CIACs and AIACs that provides for the following: 1) requires that under the hybrid sharing method, a contributor will pay a gross-up to the utility consisting of 55% of the income tax expense with the utility covering the remaining 45% of the income tax expense; 2) removes the full gross-up method option for Class A and B utilities and their affiliates (which includes all of our utilities); 3) ensures proper ratemaking treatment of a utility using the self-pay method; 4) clarifies that pass-through entities that are owned by a “C” corporation can recover tax expense according to methods allowed; and 5) requires Class A and B utilities to self-pay the taxes associated with hook-up fee contributions but permits using a portion of the hook-up fees to fund these taxes. The ACC amended the November order by issuing Decision No. 77084 on February 20, 2019, which imposed additional limits on grossing up CIAC, which we do not believe will be material to us, and modified certain provisions for Class C utilities.
Common Stock Offering
On July 20, 2018, we completed a public offering of 1,720,000 shares of common stock at a public offering price of $9.25 per share, for gross proceeds of $15.9 million, which included 220,000 shares issued and sold pursuant to the underwriter's exercise in full of its option to purchase additional shares. We received net proceeds of approximately $14.6 million after deducting underwriting discounts and commissions and offering expenses payable by us, which collectively totaled $1.3 million.
Acquisition of Red Rock Utilities

On October 16, 2018, we completed the acquisition of Red Rock, an operator of a water and a wastewater utility with service areas in Pima and Pinal counties of Arizona, for a purchase price of $5.9 million. The acquisition added over 1,600 connections and approximately 9 square miles of service area. We believe this acquisition is consistent with the Company's declared strategy of making accretive acquisitions.
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
Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the year ended December 31, 2018 and 2017 (in thousands):

	For the Year Ended December 31,
	2018	2017
Revenues	$35,515	$31,208
Operating expenses	26,246	23,864
Operating income	9,269	7,344
Total other expense	(4,384)	(3,394)
Income before income taxes	4,885	3,950
Income tax expense	(1,782)	601
Net income	$3,103	$4,551

Basic earnings per common share	$0.15	$0.23
Diluted earnings per common share	$0.15	$0.23

Revenues – The following table summarizes our revenues for the year ended December 31, 2018 and 2017 (in thousands):

	For the Year Ended December 31,
	2018	2017
Water services	$15,344	$14,367
Wastewater and recycled water services	17,654	16,765
Unregulated revenues	2,517	76
Total revenues	$35,515	$31,208

Total revenues increased $4.3 million, or 13.8%, for the year ended December 31, 2018 compared with the year ended December 31, 2017. The increase was primarily driven by the recognition of $2.5 million of ICFA revenue which primarily resulted from additional capacity added to a wastewater plant. Refer to Note 2 — "Regulatory Decision and Related Accounting and Policy Changes" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information about our ICFAs. The increase in revenue also reflects a 12.0% increase in active service connections, inclusive of a 6.8% increase due to the Turner and Red Rock acquisitions, and an increase in rates related to Rate Decision No. 74364 in February 2014, partially offset by a decrease of $0.8 million due to the approved rate reduction pursuant to Rate Decision No. 76901 in September 2018 by the ACC resulting from the TCJA. Refer to “—Recent Events—ACC Tax Docket.”

Water Services – Water services revenue increased $1.0 million, or 6.8%, to $15.3 million for the year ended December 31, 2018 compared to $14.4 million for the year ended December 31, 2017. The increase in water services revenue is primarily due to the acquisitions of Turner and Red Rock, which account for $0.6 million of water services revenue combined with an increase in connections. The increase in water services revenue was offset by a decrease of $0.3 million due to the TCJA.
Water services revenue based on consumption increased $0.6 million, or 10.0%, to $7.0 million for the year ended December 31, 2018 compared to $6.4 million for the year ended December 31, 2017. The increase in consumption revenue is primarily driven by the Turner and Red Rock acquisitions and an increase in connections, for the year ended December 31, 2018 compared to the year ended December 31, 2017. Turner and Red Rock contributed water services revenue based on consumption of $0.4 million for the year ended December 31, 2018.
Active water connections increased 14.3% to 22,691 as of December 31, 2018 from 19,851 as of December 31, 2017, primarily due to the acquisitions of Turner and Red Rock (1,822 connections, or 9.2% ), as well as organic growth in our service areas (1,018 connections, or 5.1%).
Water consumption increased 15.4% to 2.6 billion gallons for the year ended December 31, 2018, compared to 2.3 billion gallons for the year ended December 31, 2017. The increase in consumption is primarily attributed to the acquisitions of Turner and Red Rock combined with an increase in organic active connections for the year ended December 31, 2018 compared to the year ended December 31, 2017.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.4 million, or 5.2%, to $8.0 million for the year ended December 31, 2018 compared to $7.6 million for the year ended December 31, 2017. This increase resulted from the Turner and Red Rock acquisitions coupled with an increase in organic active service connections, combined with an increase in rates related to Rate Decision No. 74364, partially offset by a decrease of $0.3 million due to the approved rate reduction pursuant to Rate Decision No. 76901 resulting from the TCJA.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.9 million, or 5.3%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in wastewater and recycled water services revenue is primarily driven by a $0.8 million increase in wastewater services revenue (inclusive of a $0.2 million increase due to Red Rock), combined with a $0.1 million increase in recycled water services revenue, partially offset by a decrease of $0.5 million due to the approved rate reduction pursuant to Rate Decision No. 76901 resulting from the TCJA. The increase in wastewater services revenue is attributed to the increase in rates related to Rate Decision No. 74364, partially offset by the TCJA, as well as the increase in active wastewater connections, which increased 9.7% to 20,996 (inclusive of a 4.4% increase, or 846 active connections, due to Red Rock) as of December 31, 2018 from 19,146 as of December 31, 2017.
Recycled water services revenue, which is based on the number of gallons delivered, increased $0.1 million, or 6.6%, to $0.9 million for the year ended December 31, 2018 compared to $0.8 million for the year ended December 31, 2017. The increase in recycled water services revenue is primarily related to the increase in recycled water rates, partially offset by a decrease in consumption. The volume of recycled water delivered decreased 16 million gallons, or 2.3%, to 683 million gallons for the year ended December 31, 2018 compared to 699 million gallons for the year ended December 31, 2017. The decrease in the volume of recycled water delivered was primarily due to the increase in precipitation in the year ended December 31, 2018 compared to the year ended December 31, 2017. Recycled water rates increased 10.3% per Rate Decision No. 74364 compared to 2017.
Operating Expenses – The following table summarizes our operating expenses for the year ended December 31, 2018 and 2017 (in thousands):

	For the Year Ended December 31,
	2018	2017
Operations and maintenance	$6,630	$6,087
Operations and maintenance - related party	1,599	1,462
General and administrative	10,548	9,407
Depreciation	7,469	6,908
Total operating expenses	$26,246	$23,864
Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax, increased $0.5 million, or 8.9%, for the year ended December 31, 2018 compared to the year ended December 31, 2017.
Utilities power and related expense increased $0.3 million, or 16.7%, to $1.8 million for the year ended December 31, 2018 compared to $1.5 million for the year ended December 31, 2017. The increase is mainly due to the Turner and Red Rock acquisitions which account for $0.2 million of the increase. Other contributing factors included incurred costs associated with a wastewater plant expansion transition, increased capacity of such wastewater plant, and increased connections.
Property tax expense increased $0.1 million, or 5.4%, to $2.1 million for the year ended December 31, 2018 compared to $2.0 million for the year ended December 31, 2017. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues. As revenues increase, we expect property taxes to also increase. The increase was also partially due to the Turner and Red Rock acquisitions.
Total personnel expenses increased $0.1 million, or 4.9%, to $1.8 million for the year ended December 31, 2018 compared to $1.7 million for the year ended December 31, 2017. The increase in personnel expense was primarily driven by the Turner and Red Rock acquisitions as well as increases in medical insurance expense and salary and wages expense. These increases were partially offset by an increase in capitalized labor benefits for the year ended December 31, 2018 compared to the year ended December 31, 2017.
General and Administrative – General and administrative costs include the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $1.1 million, or 12.1%, for the year ended December 31, 2018 compared to the year ended December 31, 2017.
Personnel related costs increased $0.6 million, or 22.0%, to $3.5 million for the year ended December 31, 2018 compared to $2.9 million for the year ended December 31, 2017. The increase was driven by an increase in salaries and bonuses due to the hiring of additional employees as well as a one-time severance payment, coupled with an increase in medical insurance expense for the year ended December 31, 2018 compared to the year ended December 31, 2017.
Professional fees increased $0.4 million, or 30.1%, to $1.9 million for the year ended December 31, 2018 compared to $1.5 million for the year ended December 31, 2017. The increase was primarily related to expenses associated with strategic initiatives and TCJA analysis performed during the year ended December 31, 2018.
Deferred compensation expense increased $0.2 million, or 11.7%, to $1.5 million for the year ended December 31, 2018 compared to $1.3 million for the year ended December 31, 2017. The increase was primarily related to the higher increase in the carrying value of our equity awards due to the change in our stock price, which increased $0.99 for the year ended December 31, 2018 compared to an increase of $0.26 for the year ended December 31, 2017. The increase was also caused by the 2017 stock option grant, the value of which we began to expense in the fourth quarter of 2017, as well as a higher vesting percentage related to stock appreciation rights ("SARs") granted in 2015 which will be fully vested in the first quarter of 2019.
Regulatory expenses decreased $0.2 million to less than $0.1 million for the year ended December 31, 2018 compared to $0.2 million for the year ended December 31, 2017. The decrease was due to decreases in rate case amortization and the true-up of regulatory assessment fees. Rate case expense was fully amortized as of December 31, 2017.

Other Expense – Other expense totaled $4.4 million for the year ended December 31, 2018 compared to other expense of $3.4 million for the year ended December 31, 2017. The increase of $1.0 million in other expense was primarily driven by a decrease in other income of $0.9 million primarily related to the decrease in the Valencia earn out.
Other income decreased $0.9 million to $0.6 million for the year ended December 31, 2018 compared to $1.5 million for the year ended December 31, 2017. The decrease in other income is primarily related to the decrease in the Valencia earnout of $0.9 million to $0.6 million for the year ended December 31, 2018 compared to $1.4 million for the year ended December 31, 2017. The Valencia earnout consists of $3,000 for each new water meter installed within Valencia’s prior service areas.
Other – related party income decreased $0.1 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. Other – related party income includes royalty income based upon a percentage of certain FATHOM™ recurring revenue combined with the equity method gains and losses associated with our equity method investment in FATHOM™. The change in other – related party income was primarily driven by the equity method loss recorded on our investment in FATHOM™ of $0.3 million for the year ended December 31, 2018 compared to a loss of $0.1 million for the year ended December 31, 2017. Refer to Note 5 — “Equity Method Investment” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information. The decrease in Other – related party income (expense) was partially offset by a $73,000 increase in royalty income for the year ended December 31, 2018 compared to the year ended December 31, 2017.
Income Tax (Expense) Benefit – Income tax expense of $1.8 million was recorded for the year ended December 31, 2018 compared to an income tax benefit of $0.6 million for the year ended December 31, 2017. The income tax expense recorded is primarily related to the expense incurred due to an increase in pre-tax net income for the year ended December 31, 2018. Income tax expense for the year ended December 31, 2017 was lower due to a one-time benefit resulting from a decrease in the corporate tax rate due to the TCJA.
Net Income – Our net income totaled $3.1 million for the year ended December 31, 2018 compared to net income of $4.6 million for the year ended December 31, 2017. The $1.4 million decrease was primarily attributed to a $2.4 million increase in income tax expense combined with a $1.0 million increase in other expense, partially offset by a $1.9 million increase in operating income for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in operating income was mainly driven by the $2.5 million ICFA revenue recognized for the year ended December 31, 2018. The increase in other expense was primarily due to the decrease in the Valencia earnout.

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
Repairs and maintenance expense decreased $66,000, or 26.2%, to $186,000 for the year ended December 31, 2017 compared to $252,000 for the year ended December 31, 2016. The decrease in repair and maintenance expense is primarily attributed to work performed as part of the accelerated capital expenditure plan. See "– Corporate Transactions – Private Letter Ruling" for additional information. The addition of assets added through the plan has reduced the repair and maintenance requirements.
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
Other – related party income increased $219,000 to income of $234,000 for the year ended December 31, 2017 compared to income of $15,000 for the year ended December 31, 2016. Other related party income includes royalty income based upon a percentage of certain FATHOM™ recurring revenue combined with the equity method gains and losses associated with our equity method investment in FATHOM™. The change in other related party income was primarily driven by a $243,000 gain from the revaluation of our ownership interest in FATHOM™ in connection with FATHOM™’s financing transaction in March 2017 (See Note 5 – “Equity Method Investment” to the consolidated financial statements in Part II, Item 8 of this report) combined with a reduction of our share of FATHOM™ operating losses for the year ended December 31, 2017 compared to December 31, 2016.
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
Outstanding Share Data
As of March 4, 2019, there were 21,471,296 shares of our common stock outstanding and options to acquire an additional 498,496 shares of our common stock outstanding.
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
As of December 31, 2018, we have no notable near-term cash expenditures or debt obligations. While specific facts and circumstances could change, we believe that we have sufficient cash on hand, the ability to draw on the $8.0 million revolver, and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan as well as remain in compliance with our debt covenants for at least the next twelve months.
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
For the year ended December 31, 2018, our net cash provided by operating activities totaled $11.3 million compared to $11.2 million for the year ended December 31, 2017. The $0.2 million change in cash from operating activities was primarily driven by the decrease in other non-current assets of $1.8 million, partially offset by a decrease in net income of $1.4 million.
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
Cash from Investing Activities

Our net cash used in investing activities totaled $13.3 million for the year ended December 31, 2018 compared to $21.0 million for the year ended December 31, 2017. The $7.7 million change in cash used in investing activities was primarily driven by a decrease in capital expenditures of $16.1 million, partially offset by the increase in acquisition expenditures of $8.5 million due to the acquisition of Turner and Red Rock, for the year ended December 31, 2018 compared to the year ended December 31, 2017.
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
We continue to invest capital prudently in our existing, core service areas where we are able to deploy our Total Water Management model as service connections grow. This includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. Capital expenditures increased in 2016 and 2017 as compared to recent years as a result of our decision to accelerate certain capital expenditures within our capital improvement plan related to the Private Letter Ruling. Following the most recent Private Letter Ruling extension, we expect an increase in capital expenditures for 2019 compared to 2018 to fully defer the remaining tax liability of approximately $2.1 million as of December 31, 2018 (refer to “—Corporate Transactions—Private Letter Ruling”). Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.
Cash from Financing Activities
Our net cash provided by financing activities totaled $9.5 million for the year ended December 31, 2018, a $14.9 million change as compared to the $5.4 million in cash used in financing activities for the year ended December 31, 2017. This change was primarily driven by net proceeds from our public offering of stock of $14.6 million combined with increased proceeds from stock option exercises of $0.4 million, and an increase in AIAC of $0.2 million, partially offset by an increase in dividends paid of $0.4 million for the year ended December 31, 2018, compared to the year ended December 31, 2017.
Our net cash used in financing activities totaled $5.4 million for the year ended December 31, 2017, a $18.7 million change as compared to the $13.3 million in cash provided by financing activities for the year ended December 31, 2016. This change was primarily driven by the refinancing of tax exempt bonds in 2016, wherein we repaid $106.7 million in tax exempt bonds with $115.0 million in proceeds from our two series of senior secured notes, combined with the release of $8.8 million in bond reserves associated with the refinancing.  Additionally, we generated $5.6 million in net proceeds from our U.S. IPO. For the year ended December 31, 2016, we also paid $2.8 million to settle our Sonoran acquisition liability.
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
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of December 31, 2018, the Company was in compliance with its financial debt covenants.
Debt issuance costs as of both December 31, 2018 and December 31, 2017 were $0.6 million.
Revolving Credit Line
On April 20, 2018, the Company entered into a loan agreement ("Loan Agreement") with MidFirst Bank, a federally chartered savings association, on the terms and subject to conditions set forth in the Loan Agreement, for a revolving credit facility in the maximum principal amount of $8.0 million. The Company intends to use the borrowings for future acquisitions and general corporate purposes.

Borrowings under the Loan Agreement will bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.25%. The scheduled maturity date is April 30, 2020, subject to certain prepayment requirements upon a change of control.
The Loan Agreement contains a debt service coverage ratio financial maintenance covenant and contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants are subject to various qualifications and limitations as set forth in the Loan Agreement. Pursuant to the Loan Agreement, the revolving credit facility will be subject to certain customary events of default after which the revolving credit facility may be declared due and payable if not cured within the grace period or, in certain circumstances, may be declared due and payable immediately. Refer to Note 11 — "Debt" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information. As of December 31, 2018, the Company was in compliance with its financial debt covenant.
As of December 31, 2018, the Company had no outstanding borrowings under this credit line. Debt issuance costs as of December 31, 2018 and December 31, 2017 were $0.1 million and $20,000, respectively.
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
Income Taxes
Estimation of income taxes includes an evaluation of the recoverability of deferred tax assets based on an assessment of the Company’s ability to utilize the underlying future tax deductions against future taxable income before they expire. The Company’s assessment is based upon existing tax laws and estimates of future taxable income. If the assessment of the Company’s ability to utilize the underlying future tax deductions changes, the Company would be required to recognize fewer of the tax deductions as assets, which would increase the income tax expense in the period in which the determination is made. Additionally, an evaluation of the recoverability of deferred tax gains is based on an assessment of the Company's ability to fully utilize the deferred tax gain before it expires. The Company's assessment is based upon the ability to acquire qualifying properties. If the assessment of the Company's ability to fully utilize the deferred tax gain changes, the Company would be required to recognize income tax expense in the period in which the deferred tax gain expires.
Recent Accounting Pronouncements
A discussion of recently issued and recently issued but not yet adopted accounting pronouncements is included footnote 1 to the consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K and is incorporated herein by reference.
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
Off Balance Sheet Arrangements
As of December 31, 2018 and 2017, we did not have any off-balance sheet arrangements.

Contractual Obligations
The following table summarizes our contractual cash obligations as of December 31, 2018 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt obligations	$115,069	$9	$1,933	$7,674	$105,453
Interest on long-term debt (2)	62,007	5,212	10,421	10,288	36,086
Capital lease obligations	135	38	84	13	—
Interest on capital lease	16	8	8	—	—
Operating lease obligations	84	52	32	—	—
FATHOM™ purchase obligations(3)	350	350	—	—	—
Total (1)	$177,661	$5,669	$12,478	$17,975	$141,539

(1)
In addition to these obligations, the Company pays annual refunds on AIAC over a specific period of time based on operating revenues generated from developer-installed infrastructure. The refund amounts are considered an investment in infrastructure and eligible for inclusion in future rate base. These refund amounts are not included in the above table because the refund amounts and timing are dependent upon several variables, including new customer connections, customer consumption levels, and future rate increases, which cannot be accurately estimated. Portions of these refund amounts are payable annually over the next two decades, and amounts not paid by the contract expiration dates become nonrefundable and are transferred to CIAC.

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

Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices, and interest rates. The Company uses fixed-rate long-term debt to reduce the risk from interest rate fluctuations. Although the Company’s long-term debt is based on fixed rates, changes in interest rates could impact the fair market value of the Company’s long-term debt.  As of December 31, 2018, the fair market value of the Company’s long-term debt was $107.9 million.  For additional information about the Company’s long-term debt, see Note 11 – “Debt” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Global Water Resources, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Global Water Resources, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
March 7, 2019

We have served as the Company's auditor since 2003.

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	312,148	289,051
Less accumulated depreciation	(85,093)	(75,592)
Net property, plant and equipment	227,055	213,459
CURRENT ASSETS:
Cash and cash equivalents	12,756	5,248
Accounts receivable — net	1,488	1,528
Due from affiliates	406	430
Accrued revenue	1,998	1,759
Prepaid expenses and other current assets	686	700
Total current assets	17,334	9,665
OTHER ASSETS:
Goodwill	2,639	—
Intangible assets — net	12,972	12,772
Regulatory asset	1,793	1,871
Deposits	128	—
Bond service fund and other restricted cash	441	436
Equity method investment	79	345
Other noncurrent assets	20	20
Total other assets	18,072	15,444
TOTAL ASSETS	262,461	238,568
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	604	321
Accrued expenses	7,465	7,252
Customer and meter deposits	1,460	1,395
Long-term debt and capital leases — current portion	47	8
Total current liabilities	9,576	8,976
NONCURRENT LIABILITIES:
Long-term debt and capital leases	114,507	114,363
Deferred revenue - ICFA	17,358	19,746
Regulatory liability	8,851	8,463
Advances in aid of construction	67,684	62,725
Contributions in aid of construction — net	10,670	4,425
Deferred income tax liabilities, net	4,350	3,114
Acquisition liability	934	934
Other noncurrent liabilities	660	962
Total noncurrent liabilities	225,014	214,732
Total liabilities	234,590	223,708
Commitments and contingencies (Refer to Note 15)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,530,470 and 19,631,266 shares issued as of December 31, 2018 and December 31, 2017, respectively.	215	196
Treasury stock, 59,174 and no shares at December 31, 2018 and December 31, 2017, respectively.	(1)	—
Paid in capital	27,657	14,288
Retained earnings	—	376
Total shareholders' equity	27,871	14,860
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	262,461	238,568
See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
REVENUES:
Water services	$15,344	$14,367	$13,978
Wastewater and recycled water services	17,654	16,765	15,740
Unregulated revenues	2,517	76	81
Total revenues	35,515	31,208	29,799

OPERATING EXPENSES:
Operations and maintenance	6,630	6,087	6,188
Operations and maintenance - related party	1,599	1,462	1,853
General and administrative	10,548	9,407	9,667
Depreciation	7,469	6,908	6,279
Total operating expenses	26,246	23,864	23,987
OPERATING INCOME	9,269	7,344	5,812

OTHER INCOME (EXPENSE):
Interest income	101	19	18
Interest expense	(5,255)	(5,125)	(11,866)
Other	592	1,478	2,222
Other - related party	178	234	15
Total other expense	(4,384)	(3,394)	(9,611)

INCOME (LOSS) BEFORE INCOME TAXES	4,885	3,950	(3,799)
INCOME TAX (EXPENSE) BENEFIT	(1,782)	601	1,287
NET INCOME (LOSS)	$3,103	$4,551	$(2,512)

Basic earnings (losses) per common share	$0.15	$0.23	$(0.13)
Diluted earnings (losses) per common share	$0.15	$0.23	$(0.13)
Dividends declared per common share	$0.28	$0.28	$0.26

Weighted average number of common shares used in the determination of:
Basic	20,468,509	19,605,239	19,146,534
Diluted	20,507,437	19,644,768	19,146,534

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2015	18,241,746	$2	—	$—	$21,659	$(1,598)	$20,063
Net proceeds from sale of stock	1,339,520	281	—	—	5,258	—	5,539
Dividend declared $0.26 per share	—	—	—	—	(5,042)	—	(5,042)
Merger of GWRC	—	—	—	(87)	(2,365)	—	(2,452)
Retirement of treasury shares	—	(87)	—	87	—	—	—
Deemed distribution to related party	—	—	—	—	(648)	—	(648)
Stock compensation	—	—	—	—	106	—	106
Cumulative effect of change in accounting principle	—	—	—	—	—	(65)	(65)
Net loss	—	—	—	—	—	(2,512)	(2,512)
BALANCE - December 31, 2016	19,581,266	$196	—	$—	$18,968	$(4,175)	$14,989
Dividend declared $0.28 per share	—	—	—	—	(5,404)	—	(5,404)
Merger of GWRC	—	—	—	—	53	—	53
Stock option exercise	50,000	—	—	—	375	—	375
Stock compensation	—	—	—	—	296	—	296
Net income	—	—	—	—	—	4,551	4,551
BALANCE - December 31, 2017	19,631,266	$196	—	$—	$14,288	$376	$14,860
Dividend declared $0.28 per share	—	—	—	—	(2,361)	(3,479)	(5,840)
Issuance of common stock	1,720,000	17	—	—	14,619	—	14,636
Treasury stock	—	—	(59,174)	(1)	—	—	(1)
Stock option exercise	179,204	2	—	—	788	—	790
Stock compensation	—	—	—	—	323	—	323
Net income	—	—	—	—	—	3,103	3,103
BALANCE - December 31, 2018	21,530,470	$215	(59,174)	$(1)	$27,657	$—	$27,871

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,103	$4,551	$(2,512)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	1,714	1,550	2,234
Depreciation	7,469	6,908	6,279
Write-off of debt issuance costs	—	—	2,165
Amortization of deferred debt issuance costs and discounts	101	44	428
Loss on sale of Willow Valley	—	—	54
Loss on equity investment	265	136	340
Other gains	(27)	—	(978)
Provision for doubtful accounts receivable	93	128	70
Deferred income tax expense	1,236	529	(1,408)
Changes in assets and liabilities
Accounts receivable	178	(179)	(409)
Other current assets	(110)	(116)	(415)
Accounts payable and other current liabilities	(688)	(1,247)	(4,087)
Other noncurrent assets	73	(1,763)	117
Other noncurrent liabilities	(2,100)	615	17
Net cash provided by operating activities	11,307	11,156	1,895

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,787)	(20,885)	(8,588)
Cash paid for acquisitions, net of cash acquired	(8,475)	—	—
Proceeds from the sale of Willow Valley	—	—	2,254
Deposits of restricted cash, net	1	(208)	154
Other cash flows from investing activities	(64)	95	13
Net cash used in investing activities	(13,325)	(20,998)	(6,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(5,791)	(5,399)	(5,036)
Advances in aid of construction	817	574	346
Proceeds from stock option exercise	790	375	—
Principal payments under capital lease	(27)	(79)	(378)
Refunds of advances for construction	(896)	(854)	(794)
Loan borrowings	140	—	115,000
Loan repayments	(9)	(5)	—
Repayments of bond debt	—	—	(106,695)
Proceeds withdrawn from bond service fund	—	—	8,825
Proceeds from sale of stock	15,910	—	8,372
Payment of Sonoran acquisition liability	—	—	(2,800)
Debt issuance costs paid	(134)	(20)	(760)
Payments of offering costs for sale of stock	(1,274)	—	(2,823)
Net cash provided by (used in) financing activities	9,526	(5,408)	13,257
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,508	(15,250)	8,985
CASH AND CASH EQUIVALENTS — Beginning of period	5,248	20,498	11,513
CASH AND CASH EQUIVALENTS – End of period	$12,756	$5,248	$20,498

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
Notes to the Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
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
GWRI currently owns twelve water and wastewater utilities in strategically targeted communities in metropolitan Phoenix. GWRI currently serves more than 55,000 people in approximately 21,000 homes within our 352 square miles of certificated service areas, which are serviced by seven wholly-owned regulated operating subsidiaries as of December 31, 2018. Approximately 92.8% of the Company’s active service connections are customers of our Santa Cruz and Palo Verde utilities, which are located within a single service area. GWRI has grown significantly since its formation in 2003, with total revenues increasing from $4.9 million in 2004 to $35.5 million in 2018, and total service connections increasing from 8,113 as of December 31, 2004 to 44,289 as of December 31, 2018, with regionally planned service areas large enough to serve approximately two million service connections.
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

Corporate Transactions
Sale of certain MXA and WMA contracts
In September 2013, the Company sold its Wastewater Facilities Main Extension Agreements (“MXA”) and Offsite Water Management Agreements (“WMA") for the contemplated Loop 303 service area along with their related rights and obligations to EPCOR Water Arizona Inc. (“EPCOR”) (collectively the “Transfer of Project Agreement”, or “Loop 303 Contracts”). Pursuant to the Transfer of Project Agreement, EPCOR agreed to pay GWRI approximately $4.1 million over a multi-year period. As part of the consideration, GWRI agreed to complete certain engineering work required in the WMAs, which work had been completed prior to January 1, 2015. As the engineering work has been completed, the Company effectively has no further obligations under the WMAs, the MXAs, or the Transfer of Project Agreement. Prior to January 1, 2015, the Company had received $2.8 million of proceeds and recognized income of approximately $3.3 million within other income (expense) in the statement of operations related to the gain on sale of these agreements and the proceeds received prior to January 1, 2015 for engineering work required in the WMAs. The Company received additional proceeds of approximately $0.3 million in April 2015 and recognized those amounts as income at that time. Receipt of the remaining $1.0 million of proceeds will be recorded as additional income over time as certain milestones are met between EPCOR and the developers/landowners. Additional milestones have been completed during the three months ended December 31, 2018 and as such, the remaining $1.0 million is expected to be received during the first half of 2019.
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

Merger with GWR Global Water Resources Corp. (“GWRC”)
On May 3, 2016, the Company completed the merger of GWRC into GWRI, (the "Reorganization Transaction"). At the time of the merger, GWRC ceased to exist as a British Columbia corporation and the Company continued as the surviving entity of the merger. See Note 8 – “Transactions with Related Parties”. In conjunction with the merger of GWRC into GWRI, the Company recorded $731,000 in accounts payable and $353,000 in deferred compensation on the books of GWRI that were previously recorded at GWRC. In addition to these liabilities, the Company also recorded an approximate $1.4 million tax liability associated with the transfer of GWRC from Canada to the United States, which liability has since been settled. A corresponding reduction in paid in capital was recorded with the merging of these liabilities into GWRI. The 8,726,747 outstanding common shares of the Company held by GWRC, and acquired by the Company at the time of merger, were recorded as treasury stock and were retired in December 2016.
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
Pursuant to Internal Revenue Code §1033, the Company would have been able to defer the gain on condemnation through the end of 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018, which the IRS approved on August 8, 2017. On August 28, 2018, the Company filed a request to further defer the gain to the end of 2019, which the IRS approved on October 12, 2018. As a result of the initial Private Letter Ruling, the Company significantly increased capital expenditures in 2016 and 2017 as compared to prior years. Following the most recent Private Letter Ruling extension, the Company expects an increase in capital expenditures for 2019 compared to 2018 to fully defer the remaining tax liability of approximately $2.1 million as of December 31, 2018.
Acquisitions
Eagletail Water Company
On May 15, 2017, the Company acquired Eagletail Water Company ("Eagletail") via merger. At the time of acquisition, Eagletail, a small water utility located west of metropolitan Phoenix, added approximately 55 active water connections and eight square miles of approved service area to the Company’s existing regional service footprint. Total consideration was approximately $80,000. As part of the transaction, the Company acquired assets of approximately $80,000 and assumed liabilities of approximately $78,000. Refer to Note 6 — "Acquisitions" for additional information regarding acquisitions.
Turner Ranches Water and Sanitation Company
On May 30, 2018, the Company acquired Turner Ranches Water and Sanitation Company ("Turner"), a non-potable irrigation water utility in Mesa, Arizona, for total consideration of approximately $2.8 million in cash. Refer to Note 6 — "Acquisitions" for additional information regarding the Turner acquisition.

Red Rock Utilities

On October 16, 2018, the Company completed the acquisition of Red Rock Utilities ("Red Rock"), an operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona, for a purchase price of $5.9 million. The acquisition added over 1,650 connections and approximately 9 square miles of service area. Refer to Note 6 — "Acquisitions" for additional information regarding the Red Rock acquisition.

Common Stock Offering

On July 20, 2018, the Company completed a public offering of 1,720,000 shares of common stock at a public offering price of $9.25 per share, for gross proceeds of $15.9 million, which included 220,000 shares issued and sold pursuant to the underwriter's exercise in full of its option to purchase additional shares. The Company received net proceeds of approximately $14.6 million after deducting underwriting discounts and commissions and offering expenses payable by the Company, which collectively totaled $1.3 million.
ACC Tax Docket
The Company had a regulatory asset of $1.8 million and $1.9 million at December 31, 2018 and December 31, 2017, respectively, and regulatory liabilities of $0.6 million at both December 31, 2018 and 2017 related to the Federal Tax Cuts and Jobs Act (the "TCJA") signed into law on December 22, 2017. Under ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred income taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers.
On December 20, 2017, the Arizona Corporation Commission (the “ACC”) opened a docket to address the utility ratemaking implications of the TCJA. The ACC is considering the impact for regulated utilities, as it is expected that certain effects of the TCJA add to rate base and others reduce rate base. Numerous companies, including our regulated utilities, filed comments with the ACC in January 2018. The ACC subsequently approved an order in February 2018 requiring Arizona utilities to apply regulatory accounting treatment, which includes the use of regulatory assets and regulatory liabilities, to address all impacts from the enactment of the TCJA. The order also required certain utilities (including all of our currently operating regulated utilities other than Eagletail, Turner and Red Rock) to have made one of the following three types of filings by April 7, 2018: 1) file an application for a tax expense adjustor mechanism, 2) file an intent to file a rate case within 90 days, or 3) any such other application to address rate making implications of the TCJA.
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
On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah and Northern Scottsdale utilities due to the TCJA.  Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of our revenue requirement under Rate Decision No. 74364 enacted in February 2014. In 2018, the annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities are approximately $312,000, $449,000, $16,000, and $5,000, respectively. In 2021, the final year of the phase-in, the annual reductions in revenue for our Santa Cruz, Palo Verde, Tonopah, and Northern Scottsdale utilities will be approximately $415,000, $669,000, $16,000, and $5,000, respectively. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the difference of the fully phased-in rates to be applied in 2021 versus the phased-in rates refunded in 2018.
Rate Decision No. 76901, however, did not address the impacts of the TCJA on accumulated deferred income taxes (“ADIT”), including excess ADIT (“EADIT”).  The ACC requested the Company to submit a proposal by December 19, 2018 regarding the impact of the TCJA on its ADIT as of January 1, 2018, and the related EADIT amortization methods for both the plant-related (the protected element of EADIT) and the non-plant related (the unprotected portion of EADIT) assets, as appropriate. On December 19, 2018, the Company submitted the required filing and proposed that as part of a required July 1, 2019 filing, it will propose revised tariffs that incorporate the appropriate rate impacts.

Previously, the ACC Chairman noted that there may be some unintended consequences related to the tax treatment of CIACs and AIACs, which are now taxable with the enactment of the TCJA. Following receipt of comments from various parties, including from us, and a recommendation from the ACC Staff, the ACC adopted an order in November 2018 relating to the funding for income taxes on CIACs and AIACs that provides for the following: 1) requires that under the hybrid sharing method, a contributor will pay a gross-up to the utility consisting of 55% of the income tax expense with the utility covering the remaining 45% of the income tax expense; 2) removes the full gross-up method option for Class A and B utilities and its affiliates (which includes all of our utilities); 3) ensures proper ratemaking treatment of a utility using the self-pay method; 4) clarifies that pass-through entities that are owned by a “C” corporation can recover tax expense according to methods allowed; and 5) requires Class A and B utilities to self-pay the taxes associated with hook-up fee contributions but permits using a portion of the hook-up fees to fund these taxes. The ACC amended the November order by issuing Decision No. 77084 on February 20, 2019, which imposed additional limits on grossing up CIAC, which we do not believe will be material to us, and modified certain provisions for Class C utilities.
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
Water connection fees are the fees associated with the application process to set up a customer to receive utility service on an existing water meter. These fees are approved by the ACC through the regulatory process and are set based on the costs incurred to establish services including the application process, billing setup, initial meter reading, and service transfer. Because the amounts charged for water connection fees are set by our regulator and not negotiated in conjunction with the pricing of ongoing water service, the connection fees represent the culmination of a separate earnings process and are recognized when the service is provided. For the years ended December 31, 2018, 2017, and 2016, the Company recognized $344,000, $307,000, and $236,000 in connection fees, respectively.
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

Revenue Recognition—Unregulated Revenues
Unregulated Revenues represent those revenues that are not subject to the ratemaking process of the ACC. Unregulated revenues are limited to rental revenue and imputed revenues resulting from certain infrastructure coordination and financing agreement arrangements ("ICFAs").
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
Infrastructure coordination and financing fees
ICFAs are agreements with developers and homebuilders whereby GWRI, which owns the operating utilities, provides services to plan, coordinate, and finance the water and wastewater infrastructure that would otherwise be required to be performed or subcontracted by the developer or homebuilder. Services provided within these agreements include coordination of construction services for water and wastewater treatment facilities as well as financing, arranging, and coordinating the provision of utility services.
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
Restricted Cash
Restricted cash represents cash deposited as a debt service reserve for certain loans and bonds. The following table summarizes the restricted cash balance as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
HUF funds	$9	$9
Certificate of deposits	432	427
	$441	$436

Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s valuation allowance totaled zero as of December 31, 2018 and 2017, (see Note 12 – “Income Taxes”).
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
Basic and Diluted Earnings per Common Share
As of December 31, 2018, the Company had 498,496 options outstanding to acquire an equivalent number of shares of GWRI common stock. As of December 31, 2018, 100,000 options were included in EPS and had 38,928 common share equivalents. The remaining 398,496 options did not have any common share equivalents to be considered for purposes of calculating earnings per share. As of December 31, 2017, the Company had 740,000 options outstanding, 275,000 options were in the money, and had common share equivalents of 39,529, which were included within the calculation of diluted earnings per share, along with $154,000 of unrecognized stock compensation. The remaining 465,000 options were out of the money in the period, and therefore the Company did not have any common share equivalents to be considered for purposes of calculating earnings per share. As of December 31, 2016, the Company had 368,395 options outstanding, all options were in the money, and had common share equivalents of 19,467, which were not included within the calculation of diluted earnings per share as to do so would be antidilutive in periods of net loss. See Note 13 – “Deferred Compensation Awards”.
Goodwill
Goodwill represents the excess purchase price over the fair value of net tangible and identifiable intangible assets acquired through acquisitions. Goodwill is not amortized, it is instead tested for impairment annually, or more often, if circumstances indicate a possible impairment may exist. As required, we evaluate goodwill for impairment annually, and do so as of November 1 of each year, and at an interim date if indications of impairment exist. When testing goodwill for impairment, we may assess qualitative factors, including macroeconomic conditions, industry and market considerations, overall financial performance, and entity specific events to determine whether it is more likely than not that the fair value of an operating and reportable segment is less than its carrying amount. We utilize internally developed discounted future cash flow models, third-party appraisals, or broker valuations to determine the fair value of the reporting unit. Under the discounted cash flow approach, we utilize various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates. Our estimated future cash flows are based on historical data, internal estimates, and external sources. We then compare the estimated fair value to the carrying value. If the carrying value is in excess of the fair value, an impairment charge is recorded to asset impairments within our consolidated statement of operations in the amount by which the reporting unit's carrying value exceeds its fair value, limited to the carrying value of goodwill. Refer to Note 7 — "Goodwill and Intangible Assets" for additional information about goodwill.
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
Debt Issuance Costs
In connection with the issuance of some of our long-term debt, we have incurred legal and other costs that we believe are directly attributable to realizing the proceeds of the debt issued. These costs are netted against long-term debt and amortized as interest expense using the effective interest method over the term of the respective debt. Amortization of debt issuance costs and discounts totaled $101,000 and $44,000 for each of the years ended December 31, 2018 and 2017, respectively. Amortization of debt issuance costs and discounts totaled $2.6 million for the year ended December 31, 2016, of which $2.2 million was for the write off of debt issuance costs and $428,000 was for the amortization for the year ended December 31, 2016.
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
Advances and Contributions in Aid of Construction
The Company has various agreements with developers and builders, whereby funds, water line extensions, or wastewater line extensions are provided to us by the developers and are considered refundable advances for construction. These advances in aid of construction (“AIAC”) are non-interest-bearing and are subject to refund to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility services constructed under the agreement over a specified period. Upon the expiration of the agreements’ refunding period, the remaining balance of the advance becomes nonrefundable and at that time is considered CIAC. CIAC are amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, utility plant funded by advances or contributions in aid of construction are excluded from rate base. AIAC balances of $0 and $24,000 were transferred to CIAC for the years ended December 31, 2018 and 2017, respectively.
Fair Value of Financial Instruments
The carrying values of cash equivalents, trade receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. See Note 11 – “Debt” for information as to the fair value of our long-term debt. Our refundable AIAC have a carrying value of $67.7 million and $62.7 million as of December 31, 2018 and 2017, respectively. Portions of these non-interest-bearing instruments are payable annually through 2032 and amounts not paid by the contract expiration dates become nonrefundable. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases. However, the fair value of these amounts would be less than their carrying value due to the non-interest-bearing feature.
Asset Retirement Obligations
Liabilities for asset retirement obligations are typically recorded at fair value in the period in which they are incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Our legal obligations for retirement reflect principally the retirement of wastewater treatment facilities, which are required to be closed in accordance with the Clean Closure Requirements of the Arizona Department of Environmental Quality (ADEQ). The Clean Closure Requirements of ADEQ for wastewater facilities are driven by a need to protect the environment from inadvertent contamination associated with the decommissioning of these systems. As such, our regulated subsidiaries incur asset retirement obligations. As of December 31, 2018 and 2017, the Company held $0.4 million in certificates of deposit, or letters of credit to benefit ADEQ for such anticipated closure costs. Water systems, unlike wastewater systems, do not require Aquifer Protection Permits or the associated Clean Closure Requirement obligation.
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
Immaterial Correction of an Error in Previously Issued Financial Statements
Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2017, the Company identified prior period misstatements in stock compensation expense that resulted in the overstatement of general and administrative expense in the Company's consolidated statements of operations. The Company assessed the materiality of these misstatements both quantitatively and qualitatively and determined the correction of these errors to be immaterial to the prior consolidated financial statements taken as a whole.  As a result, the Company has corrected the misstatements in the accompanying financial statements. The misstatements had no impact on the net cash flows from operating, investing, or financing activities.
The following tables summarize the impact of the correction to the prior financial statements (in thousands):

	Year Ended December 31, 2016 (as Previously Reported)	Adjustments	Year Ended December 31, 2016 (as Corrected)
General and administrative	10,209	(542)	9,667
Total operating expenses	24,529	(542)	23,987
Operating income	5,270	542	5,812
Income (loss) before income taxes	(4,341)	542	(3,799)
Income tax benefit (expense)	1,489	(202)	1,287
Net income (loss)	(2,852)	340	(2,512)
Basic earnings (loss) per common share	(0.15)	0.02	(0.13)
Diluted earnings (loss) per common share	(0.15)	0.02	(0.13)

	December 31, 2016 (as Previously Reported)	Adjustments	December 31, 2016 (as Corrected)
Deferred income tax liabilities, net	$2,383	$202	$2,585
Total liabilities	223,628	202	223,830
Paid in capital	19,510	(542)	18,968
Accumulated deficit	(4,515)	340	(4,175)
Total shareholders' equity	15,191	(202)	14,989
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which completes the joint effort between the FASB and International Accounting Standards Board to converge the recognition of revenue between the two boards. The new standard affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets not included within other FASB standards. The guiding principal of the new standard is that an entity should recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled for the delivery of goods and services. ASU 2014-09 may be adopted using either of two acceptable methods: (1) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (2) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures. To assess at which time revenue should be recognized, an entity should use the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. For public business entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period. For private companies, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2018 and interim reporting periods beginning after December 15, 2019. Earlier application is allowed in certain circumstances. Due to qualifying as an emerging growth company, the Company is required to adopt the ASU on January 1, 2019. The Company concluded this update does not have a material effect on the Company’s regulated and ICFA revenue. The American Institute of Certified Public Accountant's Power and Utility Entities Revenue Recognition Task Force has stated that nonexchange transactions, such as CIAC, are not within the scope of Topic 606, and, therefore, those transactions or events will continue to be recognized in accordance with other topics. The adoption of ASC 606 had no significant impact on the timing of revenue recognition compared to previously reported results; however, it requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows arising from contracts with customers.
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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current U.S. GAAP and thereby reduce the current diversity in practice. This guidance is effective for public companies for annual periods beginning after December 15, 2017 and interim periods within those annual periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. Due to qualifying as an emerging growth company, the Company is required to adopt the ASU on January 1, 2019. The Company plans to adopt ASU 2016-15 during the first quarter of fiscal year 2019 and has determined that this standard is relevant to its presentation of distributions received from equity method investments. The Company is currently evaluating the impact of this amendment on distributions received from equity method investments and does not expect it to have a material impact on its statement of cash flows.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 instructs entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs (compared to current U.S. GAAP which prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party). The guidance is effective for public companies for annual periods beginning after December 15, 2017 and interim periods within those annual periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. Due to qualifying as an emerging growth company, the Company is required to adopt the ASU on January 1, 2019. The guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not transfer assets between entities and is therefore not impacted by this new accounting standard.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”). ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The guidance is effective for public companies for annual periods beginning after December 15, 2017, and interim periods within those annual periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. Due to qualifying as an emerging growth company, the Company is required to adopt the ASU on January 1, 2019. The guidance should be applied using a retrospective transition method for each period presented. The Company will include restricted cash with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company plans to adopt ASU 2016-18 during the first quarter of 2019 and apply the standard retrospectively for all periods presented. The Company does not expect it will have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities is a business. Also, the amendments provide more consistency in applying the guidance, reducing the costs of application, and make the definition of a business more operable. The guidance is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018, and interim periods with annual periods beginning after December 15, 2019. Early adoption is permitted. Due to qualifying as an emerging growth company, the Company is required to adopt the ASU on January 1, 2019. This standard is effective on a prospective basis, and therefore does not affect the accounting treatment for any previous transactions. The Company will evaluate the impacts of adopting ASU 2017-01 based on facts and circumstances prospectively as transactions occur.
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

•
For the Company’s utilities, adjusting for the condemnation of the operations and assets of Valencia and sale of Willow Valley Water Co., Inc. ("Willow Valley"), which occurred in 2015 and 2016, respectively, a collective revenue requirement increase of $3.6 million based on 2011 test year service connections, phased-in over time, with the first increase in January 2015 as follows (in thousands, not updated for the TCJA, refer to Note 1 — "Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions — ACC Tax Docket" for further details):

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
The Company will account for the portion allocated to the HUF as a CIAC contribution. However, in accordance with the ACC directives the CIAC is not deducted from rate base until the HUF funds are expended for utility plant. Such funds will be segregated in a separate bank account and used for plant. A HUF liability will be established and will be amortized as a reduction of depreciation expense over the useful life of the related plant once the HUF funds are utilized for the construction of plant. For facilities required under a HUF or ICFA, the utilities must first use the HUF moneys received, after which, it may use debt or equity financing for the remainder of construction. The Company will record 30% of the funds received, up until the HUF liability is fully funded, as deferred revenue, which is to be recognized as revenue once the obligations specified within the ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. As of December 31, 2018 and December 31, 2017, ICFA deferred revenue recorded on the consolidated balance sheet totaled $17.4 million and $19.7 million, respectively, which represents deferred revenue recorded for ICFA funds received on contracts that had become due prior to Rate Decision No. 74364. For ICFA contracts coming due after December 31, 2013, as funding is received approximately 30% will be added to this balance with the remaining 70% recorded to a HUF liability, until the HUF liability is fully funded at which time any funding greater than the HUF liability will be recorded as deferred revenue.
ICFA Revenue Recognition - The Company will recognize ICFA revenue when the following conditions are met:

•	the fee is fixed and determinable;

•	the cash received is nonrefundable;

•	capacity currently exists to serve the specific lots; and

•	there are no additional significant performance obligations.
For the twelve months ended December 31, 2018, the Company recognized $2.5 million of ICFA revenue, which primarily resulted from additional capacity added to a wastewater plant.
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
3. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at December 31, 2018 and December 31, 2017 consist of the following (in thousands):

	December 31, 2018	December 31, 2017	Average Depreciation Life (in years)
Mains/lines/sewers	$131,768	$117,381	47
Plant	81,471	72,863	25
Equipment	37,392	29,904	10
Meters	13,606	12,693	12
Furniture, fixture and leasehold improvements	371	368	8
Computer and office equipment	639	720	5
Software	241	242	3
Land and land rights	897	861
Other	589	428
Construction work-in-process	45,174	53,591
Total property, plant and equipment	312,148	289,051
Less accumulated depreciation	(85,093)	(75,592)
Net property, plant and equipment	$227,055	$213,459

4. ACCOUNTS RECEIVABLE
Accounts receivable as of December 31, 2018 and December 31, 2017 consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Billed receivables	$1,633	$1,691
Less allowance for doubtful accounts	(145)	(163)
Accounts receivable – net	$1,488	$1,528
The following table summarizes the allowance for doubtful accounts activity as of and for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 (in thousands).

	Balance at Beginning of Period	Additions Charged to Expense	Charged to Other Accounts	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2018	$(163)	$(143)	$5	$156	$(145)
Year Ended December 31, 2017	$(76)	$(125)	$—	$38	$(163)
Year Ended December 31, 2016	$(194)	$(52)	$—	$170	$(76)

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
In March 2017, FATHOM™ completed a round of financing, wherein our ownership percentage was reduced from 8.0% to 7.1% on a fully diluted basis. In conjunction with the recapitalization, the Company's equity interest was adjusted in accordance with ASC 323, Investments-Equity Method and Joint Ventures, wherein we recorded a $0.2 million gain for the year ended December 31, 2017. The adjustment to the carrying value of the FATHOM™ investment was calculated using our proportionate share of FATHOM™'s adjusted net equity. The gain was recorded within other income and expense in our consolidated statement of operations in the first quarter of 2017. The carrying value of the FATHOM™ investment consisted of a balance of $0.1 million as of December 31, 2018 and $0.3 million as of December 31, 2017, and reflects our initial investment, the adjustments related to subsequent rounds of financing, and our proportionate share of FATHOM™'s cumulative earnings.
We evaluate the FATHOM™ investment for impairment whenever events or changes in circumstances indicate that the carrying value of the FATHOM™ investment may have experienced an “other-than-temporary” decline in value. Since the sale of GWM, the losses incurred on the FATHOM™ investment were greater than anticipated; however, based upon our evaluation of various relevant factors, including the most recent round of financing and the ability of FATHOM™ to achieve and sustain an earnings capacity that would justify the carrying amount of the FATHOM™ investment, we do not believe the FATHOM™ investment to be impaired as of December 31, 2018.
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

A preliminary purchase price allocation of the net assets acquired in the transaction is as follows (in thousands):

Net assets acquired:
Cash	$176
Accounts receivable	121
Gross property, plant and equipment	4,495
Construction work-in-progress	92
Accumulated depreciation	(3,554)
Accounts payable	(30)
Accrued expenses	(46)
Total net assets assumed	1,254
Goodwill	1,546
Total purchase price	$2,800
The revenue and earnings recognized post acquisition and the pro forma effect of the business acquired are not material to the Company's financial position or results of operations.

Acquisition of Red Rock Utilities

On October 16, 2018, the Company completed the acquisition of Red Rock, an operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona, for a purchase price of $5.9 million. This acquisition is consistent with the Company's declared strategy of making accretive acquisitions. The acquisition added over 1,650 connections and approximately nine square miles of service area.
The acquisition was accounted for as a business combination under ASC Topic 805, "Business Combinations." The purchase price was allocated to the acquired utility assets and liabilities assumed based on the seller's book value at acquisition as the historical cost of these assets and liabilities will be the amounts that will continue to be reflected in customer rates.

A preliminary purchase price allocation of the net assets acquired in the transaction is as follows (in thousands):

Net assets acquired:
Accounts receivable	$111
Gross property, plant and equipment	19,838
Construction work-in-progress	748
Accumulated depreciation	(6,567)
Prepaids	12
Intangibles[1]	200
Accounts payable	(26)
Other taxes	(14)
Other accrued liabilities	(45)
Customer and meter deposits	(76)
AIAC	(3,423)
CIAC - Net	(6,000)
Total net assets assumed	4,758
Goodwill	1,093
Total purchase price	$5,851

1 Intangibles consist of franchise contract rights and organization costs. Refer to Note 7 — "Goodwill & Intangible Assets" for additional information regarding the intangibles.
The revenue and earnings recognized post acquisition and the pro forma effect of the business acquired are not material to the Company's financial position or results of operations.
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of December 31, 2018, the goodwill balance of $2.6 million related to the Turner and Red Rock acquisitions. There were no indicators of impairment identified as a result of the Company's review of events and circumstances related to its goodwill subsequent to the acquisitions. Based on our annual impairment testing performed on November 1st, no impairment was recorded. Refer to Note 6 — "Acquisitions" for additional information regarding the acquisitions.

Intangible Assets
As of December 31, 2018 and December 31, 2017 intangible assets consisted of the following (in thousands):

	December 31, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532	$—	$1,532	$1,532	$—	$1,532
Intangible trademark	13	—	13	13	—	13
Franchise contract rights	134	—	134	—	—	—
Organization intangible	66	—	66	—	—	—
	1,745	—	1,745	1,545	—	1,545
AMORTIZED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(12,154)	5,824	17,978	(12,154)	5,824
Sonoran contract rights	7,406	(2,003)	5,403	7,406	(2,003)	5,403
	25,384	(14,157)	11,227	25,384	(14,157)	11,227
Total intangible assets	$27,129	$(14,157)	$12,972	$26,929	$(14,157)	$12,772
Acquired ICFAs and contract rights related to our 2005 acquisition of Sonoran Utility Services, LLC assets are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. No amortization was recorded for these balances for the years ended December 31, 2018 and 2017.
Franchise contract rights and organization intangible were acquired as part of the Red Rock acquisition. Franchise contract rights are agreements with Pima and Pinal counties that allow the Company to place infrastructure in public right-of-way and permits expected to be renewable indefinitely. Organization intangible represents fees paid to federal or state governments for the privilege of incorporation and expenditures incident to organizing the corporation and preparing it to conduct business. Refer to Note 6 — "Acquisitions" for additional information regarding the acquisition.
8. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a shareholder and director of the Company. Medical claims paid to the plan were approximately $0.5 million, $0.3 million, and $0.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.
As GWM was previously owned by the Company, it has historically provided billing, customer service, and other support services for the Company’s regulated utilities pursuant to a services agreement with GWM whereby the Company has agreed to use the FATHOM™ platform for all of its regulated utility services for an initial term of 10 years. The services agreement was amended on November 17, 2016, which extended the term of the contract through December 31, 2026. As part of the amended agreement, the Company reduced the monthly rate per connection from $7.79 per water account/month to $6.24 per water account/month. Additionally, the scope of services was expanded to include a meter replacement program of approximately $11.4 million, wherein the Company replaced a majority of its meter infrastructure. As of December 31, 2018, $11.1 million has been paid to GWM in connection with the meter exchange program, and $350,000 remains to be paid to GWM pending completion pursuant to the terms of the services agreement. Amounts collected by GWM from the Company’s customers that GWM has not yet remitted to the Company are included within the “Due from affiliates” caption on the Company’s consolidated balance sheet. As of December 31, 2018 and December 31, 2017, the unremitted balance totaled $0.4 million. Based on current service connections, annual fees to be paid to GWM for FATHOM™ services will be approximately $1.7 million at a rate of $6.43 per water account/month, which is subject to annual adjustments based on the terms of the agreement. For the years ended December 31, 2018, 2017, and 2016, the Company incurred FATHOM™ service fees of approximately $1.6 million, $1.5 million, and $1.9 million, respectively.

The services agreement is automatically renewable for successive 10-year periods, unless notice of termination is given prior to any renewal period. The services agreement may be terminated by either party for default only and the termination of the services agreement will also result in the termination of the royalty payments (described below) payable to the Company. Pursuant to the purchase agreement for the sale of GWM, the Company is entitled to quarterly royalty payments based on a percentage of certain of GWM’s recurring revenues for a 10-year period, up to a maximum of $15.0 million, of which $2.0 million has been received over the five year period. The Company made the election to record these quarterly royalty payments prospectively in income as the amounts are earned. Royalties recorded within other income totaled approximately $0.4 million for each of the years ended December 31, 2018, 2017, and 2016 respectively.
9. ACCRUED EXPENSES
Accrued expenses at December 31, 2018 and December 31, 2017 consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Deferred compensation	$2,305	$2,171
Property taxes	1,073	989
Meter replacement - related party	350	717
Interest	478	468
Dividend payable	512	464
Asset retirement obligation	555	427
Other accrued liabilities	2,192	2,016
Total accrued expenses	$7,465	$7,252

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
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017 were as follows (in thousands):

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
HUF Funds - restricted cash(1)	$—	$9	$—	$9	$—	$9	$—	$9
Certificate of Deposit(2)	3,000	—	—	3,000	—	—	—	—
Demand Deposit(2)	7,043	—	—	7,043	—	—	—	—
Certificate of Deposit - Restricted(1)	—	432	—	432	—	427	—	427
Long-term debt(3)	—	107,860	—	107,860	—	115,749	—	115,749
Total	$10,043	$108,301	$—	$118,344	$—	$116,185	$—	$116,185

(1) HUF Funds - restricted cash and Certificate of Deposit - Restricted are presented on the Bond service fund and other restricted cash line item of the

Company's consolidated balance sheets. It is valued at amortized cost, which approximates fair value.
(2) Certificate of Deposit and Demand Deposit are presented on the Cash and cash equivalents line item of the Company's consolidated balance sheets. They are valued at amortized cost, which approximates fair value. The Certificate of Deposit has no withdrawal restrictions or penalties.
(3) The fair value of our debt was estimated based on interest rates considered available for instruments of similar terms and remaining maturities. Refer to Note 11 — "Debt" for further details.

11. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of December 31, 2018 and December 31, 2017 are as follows (in thousands):

	December 31, 2018		December 31, 2017
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.38% Series A 2016, maturing June 2028	$—	$28,750	$—	$28,750
4.58% Series B 2016, maturing June 2036	—	86,250	—	86,250
1.20% WIFA Loan, maturing October 2032	3	39	3	41
4.65% Harquahala Loan, maturing January 2021	5	9	5	15
4.60% WIFA Loan, maturing March 2037	1	12	—	—
	9	115,060	8	115,056
OTHER
Capital lease obligations	38	96	—	—
Debt issuance costs	—	(649)	—	(693)
Total debt	$47	$114,507	$8	$114,363
 2016 Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter. The proceeds of the senior secured notes were primarily used to refinance the previously outstanding long-term tax exempt bonds, which were subject to an early redemption option at 103%, plus accrued interest, as a result of the U.S. IPO. As part of the refinancing of the long-term debt, the Company paid a prepayment penalty of $3.2 million and wrote off the remaining $2.2 million in capitalized loan fees related to the tax exempt bonds, which were recorded as additional interest expense in the second quarter of 2016. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. Debt issuance costs as of December 31, 2018 and December 31, 2017 were $0.6 million and $0.7 million, respectively.
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of December 31, 2018, the Company was in compliance with its financial debt covenants.
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
In 2017, the Company entered into a second loan payable to WIFA ("2017 WIFA"), and no borrowings were made until 2018. The 2017 WIFA loan bears an interest rate of 4.60% over a 20-year term. The original loan amount was approximately $175,000, of which approximately $157,000 was forgiven. Refer to the table above for carrying balances as of December 31, 2018.

Revolving Credit Line
On April 20, 2018, the Company entered into an agreement with MidFirst Bank, a federally chartered savings association, for a two-year revolving line of credit up to $8.0 million, set to expire on April 30, 2020. The credit facility bears an interest rate of LIBOR plus 2.25%. As of December 31, 2018, the Company had no outstanding borrowings under this credit line. Unamortized debt issuance costs as of December 31, 2018 and December 31, 2017 were $0.1 million and $20,000, respectively.
The revolving credit line requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The revolving credit line also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. As of December 31, 2018, the Company was in compliance with its financial debt covenant.
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
At December 31, 2018, the remaining aggregate annual maturities of debt and minimum lease payments under capital lease obligations for the years ended December 31 are as follows (in thousands):

	Debt	Capital Lease Obligations
2019	$9	$46
2020	10	45
2021	1,923	45
2022	3,837	13
2023	3,837	—
Thereafter	105,453	—
Subtotal	115,069	149
Less: amount representing interest	—	(15)
Total	$115,069	$134
12.    INCOME TAXES
The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2018 and December 31, 2017, the Company did not have any uncertain tax positions.
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
Following the enactment of the TCJA, the staff of the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin 118 — "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" (SAB 118) which provides for a measurement period of up to one year from the enactment date to complete accounting under GAAP for the tax effects of the legislation. During 2018 the Company finalized the measurement and accounting of enactment date effects of the TCJA on deferred income tax assets and liabilities and related regulatory assets and liabilities which have been reflected in these financial statements, resulting in no change to the provisional estimates recorded in 2017.
The income tax benefit from continuing operations for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 is comprised of the following (in thousands):

	2018
	Federal	State	Total
Current income tax expense	$487	$—	$487
Deferred income tax expense (benefit)	1,094	201	1,295
Income tax expense (benefit)	$1,581	$201	$1,782

	2017
	Federal	State	Total
Current income tax expense	$138	$—	$138
Deferred income tax benefit	(993)	254	$(739)
Income tax benefit	$(855)	$254	$(601)

	2016
	Federal	State	Total
Current income tax expense	$121	$—	$121
Deferred income tax expense	(1,285)	(123)	(1,408)
Income tax expense	$(1,164)	$(123)	$(1,287)
The income tax benefit for the years ended December 31, 2018, 2017, and 2016 differs from the amount that would be computed using the federal statutory income tax rate due to the following (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Computed federal tax expense (benefit) at statutory rate	$1,026	$1,343	$(1,291)
State income taxes - net of federal tax benefit	190	126	(123)
Regulatory liability TCJA phase-in	326	—	—
Federal tax rate change	—	(2,296)	—
Tax Regulatory Asset Amortization	44	—	—
IRC Section 453A interest	161	113	121
Equity compensation	33	83	—
Other differences	2	30	6
Income tax expense	$1,782	$(601)	$(1,287)

ASC Topic 740, Income Taxes, prescribes the method to determine whether a deferred tax asset is realizable and significant weight is given to evidence that it can be objectively verified. As of December 31, 2018 and 2017, the Company recorded no valuation allowance.
The following table summarizes the Company’s temporary differences between book and tax accounting that give rise to the deferred tax assets and deferred tax liabilities, as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
DEFERRED TAX ASSETS:
Taxable meter deposits	$23	$33
Net operating loss carry forwards	2,343	2,087
Balterra intangible asset acquisition	224	224
Deferred gain on Sale of GWM	1,086	1,132
Deferred gain on ICFA funds received	4,317	4,911
Equity investment loss	407	341
Property, plant and equipment	—	—
AIAC	332	—
Other	958	1,040
Total deferred tax assets	9,690	9,768
Valuation allowance	—	—
Net deferred tax asset	9,690	9,768
DEFERRED TAX LIABILITIES:
Regulatory liability	(301)	(315)
CP Water intangible asset acquisition	(381)	(381)
ICFA intangible asset	(818)	(577)
Property, plant and equipment	(9,773)	(4,392)
Gain on condemnation of Valencia	(2,145)	(7,217)
Other Liabilities	(623)	—
Total deferred tax liabilities	(14,041)	(12,882)
Net deferred tax liability	$(4,351)	$(3,114)
As of December 31, 2018, we have approximately $10.4 million in federal net operating loss (“NOL”) carry forwards and $4.0 million in state NOLs available to offset future taxable income, with federal and state NOLs expiring in 2031-2036 and 2032-2036, respectively.
The effective tax rates used for the years ended December 31, 2018, 2017, and 2016 were 34.6%, (15.2%), and 33.9%, respectively. The effective tax rate for the year ended December 31, 2018 was greater than the federal statutory rate of 21% primarily due to the impact of the regulatory liability recorded as a result of Rate Decision No. 76901, state income tax and IRC Section 4534 interest.
13. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.

2016 stock option grant
In May 2016, GWRI’s Board of Directors granted stock options to acquire 325,000 shares of GWRI’s common stock to the members of the board. The options were granted with an exercise price of $7.50, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on May 20, 2016. The options vested over a two-year period, with 50% having vested in May 2017 and 50% having vested in May 2018. The options have a three-year life. The Company expensed the $0.3 million fair value of the stock option grant ratably over the two-year vesting period in accordance with ASC 323. Stock-based compensation expense of $0.1 million, $0.2 million, and $0.1 million was recorded for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, 225,000 options have been exercised with 100,000 outstanding. Of the 225,000 options exercised, 75,000 shares were exercised utilizing a cashless exercise, which resulted in an increase in shares outstanding of 15,826 as well as 59,174 shares recorded to treasury stock.
2017 stock option grant
In August 2017, GWRI's Board of Directors granted stock options to acquire 465,000 shares of GWRI's common stock to employees throughout the Company. The options were granted with an exercise price of $9.40, the market price of the Company's common shares on the NASDAQ Global Market at the close of business on August 10, 2017. The options vest over a four-year period, with 25% having vested in August 2018, 25% vesting in August 2019, 25% vesting in August 2020, and 25% vesting in August 2021. The options have a 10-year life. The Company will expense the $1.1 million fair value of the stock option grant ratably over the four-year vesting period in accordance with ASC 323. Stock-based compensation expense of $0.3 million and $0.1 million was recorded for the years ended December 31, 2018 and December 31, 2017, respectively. No stock-based compensation expense was recorded for the year ended December 31, 2016. As of December 31, 2018, 4,204 options have been exercised and 62,300 options have been forfeited with 398,496 outstanding.
A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at December 31, 2015	—	$—
Granted	325	7.50
Exercised	—
Forfeited	—
Cancelled	—
Options Outstanding at December 31, 2016	325	$7.50
Granted	465	9.40
Exercised	(50)	7.50
Forfeited	—
Cancelled	—
Options Outstanding at December 31, 2017	740	$8.69
Granted	—
Exercised	(179)	$7.54
Forfeited	(62)	$9.40
Cancelled	—
Options Outstanding at December 31, 2018	498	$9.02	7.0	$558.9
Options Vested at December 31, 2018	196	$8.43	4.4	$335.4
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
PSUs are accounted for as liability compensatory awards under ASC 710, Compensation – General, rather than as equity awards. PSU awards are remeasured each period and a liability is recorded equal to GRWI’s closing share price as of the balance sheet date multiplied by the number of units vested and outstanding. The value of the benefits is recorded as an expense in the Company’s financial statements over the related vesting period. Vesting occurs ratably over 12 consecutive quarters beginning in the period granted. The following table details total awards granted and the number of units outstanding as of December 31, 2018 along with the amounts paid to holders of the PSUs for the years ended December 31, 2018, 2017, and 2016 (in thousands, except unit amounts):

			Amounts Paid For the Year Ended December 31,
Grant Date	Units Granted	Units Outstanding	2018	2017	2016
Q1 2013	76,492	—	—	—	29
Q1 2014	8,775	—	—	3	10
Q1 2015	28,828	—	22	90	65
Q1 2016	34,830	2,903	112	108	63
Q1 2017	22,712	9,463	73	53	—
Q1 2018	30,907	23,180	76	—	—
Total	202,544	35,546	$283	$254	$167
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
The following table details the recipients of the SARs awards, the grant date, units granted, exercise price, outstanding units as of December 31, 2018 and amounts paid during the years ended December 31, 2018, 2017, and 2016 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Year Ended December 31,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2018	2017	2016
Key Executive (1)(3)	Q3 2013	100,000	$1.59	—	$166	$366	$151
Key Executive (1)(4)	Q4 2013	100,000	$2.69	—	183	312	137
Members of Management (1)(5)	Q1 2015	299,000	$4.26	178,000	—	—	112
Key Executives (2)(6)	Q2 2015	300,000	$5.13	210,000	447	—	—
Members of Management (1)(7)	Q3 2017	103,000	$9.40	103,000		—	—
Members of Management (1)(8)	Q1 2018	33,000	$8.99	33,000		—	—
Total		935,000		524,000	$796	$678	$400

(1)	The SARs vest ratably over sixteen quarters from the grant date.

(2)	The SARs vest over sixteen quarters, vesting 20% per year for the first three years, with the remainder, 40%, vesting in year four.

(3)	The exercise price was determined by taking the weighted average GWRC share price of the five days prior to the grant date of July 1, 2013.

(4)	The exercise price was determined by taking the weighted average GWRC share price of the 30 days prior to the grant date of November 14, 2013.

(5)	The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of February 11, 2015.

(6)	The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of May 8, 2015.

(7)	The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of August 10, 2017.

(8)	The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of March 12, 2018.
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
For the years ended December 31, 2018, 2017, and 2016, the Company recorded approximately $1.2 million, $1.1 million, and $1.8 million of compensation expense related to the PSUs and SARs, respectively. Based on GWRI’s closing share price on December 31, 2018 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
2019	181	261
2020	104	96
2021		96
2022	—	13
Total	$285	$466
14. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Supplemental cash flow information:
Cash paid for interest	$5,221	$5,224	$5,969
Cash paid for GWRC tax liability	$—	$125	$—
Cash paid for bond prepayment fee	$—	$—	$3,201
Cash paid for taxes	$129	$120	$184
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$834	$1,090	$2,909
Contributions in aid of construction - loan forgiveness	$127	$—	$—
Capital lease additions	$161	$—	$—
Equity method investment gain on recapitalization of FATHOM™	$—	$243	$—
Deferred compensation change in accounting principle	$—	$—	$103
Reclassification of deferred IPO costs to equity	$—	$—	$97
15. COMMITMENTS AND CONTINGENCIES
Commitments
Prior to the sale of GWM, we leased certain office space in Arizona under operating leases with terms that expired in February 2016. The operating lease agreements were between GWM and the landlord. Accordingly, effective June 2013 through February 2016, the Company was not a party under the lease agreements. GWRI subleased a portion of the office space covered under the GWM lease agreements. In February 2016, the Company entered into a three-year lease agreement with the landlord to occupy the same space previously subleased under GWM's lease agreements, inclusive of necessary facility upgrades. Beginning in March 2016, the Company began recording approximately $8,000 in monthly rent expense related to the new agreement. In September 2018, the lease agreement was amended to include the rental of additional office space for the period of September 1, 2018 through February 28, 2019. As such, the Company's monthly rent expense increased to approximately $15,000 beginning in September 2018. Rent expense arising from the operating leases totaled approximately $0.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Contingencies

From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect our financial position, results of operations, or cash flows.
16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2018
Revenues	$7,425	$10,838	$8,999	$8,253
Operating income	$1,364	$4,104	$2,056	$1,745
Net income	$320	$2,256	$633	$(106)
Basic earnings per common share	$0.02	$0.11	$0.03	$—
Diluted earnings per common share	$0.02	$0.11	$0.03	$—
	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2017
Revenues	$6,791	$8,145	$8,472	$7,800
Operating income	$1,101	$1,712	$2,810	$1,721
Net income	$189	$425	$1,203	$2,734
Basic earnings per common share	$0.01	$0.02	$0.06	$0.14
Diluted earnings per common share	$0.01	$0.02	$0.06	$0.14

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Office and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act . Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
In addition, we are an emerging growth company, as defined under the Jumpstart Our Business Startups Act (the "JOBS Act"), our registered public accounting firm will not be required to attest to, or report on, management’s assessment regarding internal control over financial reporting for as long as the Company is deemed to be an emerging growth company.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

The information required by Item 10 is included under the following captions in our definitive proxy statement relating to our 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018 (the "Proxy Statement") and is incorporated herein by reference: “Proposal One: Election of Directors”, “Executive Officers”, “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance”, “Other Matters—Code of Conduct and Ethics”, and “Corporate Governance—Board and Committee Information”.

ITEM 11.	EXECUTIVE COMPENSATION
 We are an emerging growth company, as defined under the Jumpstart Our Business Startups Act (the "JOBS Act"), and are therefore not required to provide certain disclosures regarding executive compensation required of larger public companies or hold a nonbinding advisory vote on executive compensation.
The information required by Item 11 is included under the following captions in our definitive proxy statement relating to our 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018 and is incorporated herein by reference: “Corporate Governance—Compensation of Directors”, “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Report of the Compensation Committee”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is included under the following captions in our definitive proxy statement relating to our 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018 and is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management” and “Equity Plan Information”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is included under the following captions in our definitive proxy statement relating to our 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018 and is incorporated herein by reference: “Corporate Governance—Independence of Directors” and “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is included under the following caption in our definitive proxy statement relating to our 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018 and is incorporated herein by reference: “Audit Matters—Independent Auditor’s Fees.”
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedules.
Our consolidated financial statements are included in Part II, Item 8 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the SEC are included in the consolidated financial statements, including the notes thereto, or are inapplicable, and therefore have been omitted.
(b) Exhibit
See Exhibit Index.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing

2.1.1	Arrangement Agreement	Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

2.1.2	Plan of Arrangement	Incorporated by reference to Exhibit 2.1.2 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on April 13, 2016

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on April 26, 2016

4.2	Form of 4.38% Senior Secured Notes, Series A due on June 15, 2028	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

4.3	Form of 4.58% Senior Secured Notes, Series B due on December 15, 2036	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.1	Settlement Agreement for Stipulated Condemnation with the City of Buckeye, Arizona, dated March 19, 2015	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.2	License Agreement with City of Maricopa, Arizona, dated November 9, 2006	Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.3	Employment Agreement with Ron Fleming, dated December 18, 2017*	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2017

10.4	Employment Agreement with Michael J. Liebman, dated December 18, 2017*	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2017

10.5	Infrastructure Coordination Agreement with Pecan Valley Investments, LLC, dated January 28, 2004	Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.6	Infrastructure Coordination Agreement with JNAN, LLC, dated July 1, 2004	Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.7	Infrastructure Coordination and Finance Agreement with Dana B. Byron and Jamie Maccallum, dated July 21, 2006	Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.8	Infrastructure Coordination and Finance Agreement with The Orchard at Picacho, LLC, dated January 8, 2008	Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.9	Infrastructure Coordination, Finance and Option Agreement with Sierra Negra Ranch, LLC, dated July 10, 2006	Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.10	Infrastructure Coordination and Finance Agreement, dated December 20, 2007	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.11.1	GWR Global Water Resources Corp. Stock Option Plan*	Incorporated by reference to Exhibit 10.17.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.11.2	First Amendment to GWR Global Water Resources Corp. Stock Option Plan, dated September 12, 2012*	Incorporated by reference to Exhibit 10.17.2 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

Exhibit Number	Description of Exhibit	Method of Filing

10.11.3	Second Amendment to GWR Global Water Resources Corp. Stock Option Plan*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.11.4	Third Amended to Global Water Resources, Inc. Stock Option Plan*	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2018

10.12.1	Global Water Resources, Inc. First Amended and Restated Stock Appreciation Rights Plan, dated March 23, 2015*	Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.12.2	Amendment to Global Water Resources, Inc. First Amended and Restated Stock Appreciation Rights Plan*	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.13.1	Global Water Resources, Inc. Deferred Phantom Stock Unit Plan, dated January 1, 2011*	Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.13.2	Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.13.3	Second Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on August 8, 2017

10.13.4	Third Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on December 6, 2017

10.13.5	Fourth Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on March 13, 2018

10.14.1	Global Water Resources, Inc. Phantom Stock Unit Plan, dated May 1, 2015*	Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.14.2	Amendment to Global Water Resources, Inc. Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.15.1	GWR Global Water Resources Corp. Deferred Phantom Stock Unit Plan, dated January 1, 2011*	Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.15.2	Amendment to GWR Global Water Resources Corp. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.16	Securities Purchase Agreement, dated June 5, 2013	Incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on March 17, 2016

10.17.1	Service Agreement, dated June 5, 2013	Incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on March 17, 2016

10.17.2	First Amendment to Service Agreement, dated November 17, 2016, by and among the certain wholly-owned subsidiaries of Global Water Resources, Inc. and Global Water Management, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016

10.18.1	Note Purchase Agreement, dated as of May 20, 2016, by and among Global Water Resources, Inc. and certain Initial Purchasers	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2016

10.18.2	Amendment No. 1 to Note Purchase Agreement, dated December 19, 2017, by and among Global Water Resources, Inc. and the noteholders party thereto	Incorporated by reference to Exhibit 10.1 of the Company's Current Report Form 8-K filed with the SEC on December 22, 2017

10.18.3
Amendment No. 2 to Note Purchase Agreement dated May 20, 2016 and Amendment No. 1 to Security Agreements dated as of June 24, 2016, dated April 18, 2018, by and among Global Water Resources, Inc., Global Water, LLC, West Maricopa Combine, LLC, U.S. Bank, National Association, as collateral agent, and the noteholders party thereto

Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed with the SEC on April 25, 2018

10.19	Guaranty Agreement, dated as of June 24, 2016, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.20	Guaranty Agreement, dated as of June 24, 2016, by West Maricopa Combine, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.21	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water Resources, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to the Exhibit 10.4 to Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

Exhibit Number	Description of Exhibit	Method of Filing

10.22	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.23	Pledge and Security Agreement, dated as of June 24, 2016, by and between West Maricopa Combine, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.24	Standstill Agreement, dated December 21, 2017, by and among Global Water Resources, Inc., Levine Investments Limited Partnerships, William S. Levine, and Andrew M. Cohn	Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the SEC on December 22, 2017

10.25	Full Waiver and Release of all Claims, dated as of February 20, 2018, by and between Global Water Resources, Inc. and Jeffrey Risenmay*	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018

10.26	Independent Contractor Agreement, dated as of February 20, 2018, by and between Global Water Resources, Inc. and Jeffrey Risenmay*	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018 on March 13, 2018

10.27	Loan Agreement, dated April 20, 2018, by and between Global Water Resources, Inc. and MidFirst Bank	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.28	Guaranty Agreement, dated as of April 20, 2018, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.29	Guaranty Agreement, dated as of April 20, 2018, by West Maricopa Combine, LLC	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.30	Pledge and Security Agreement, dated as of April 20, 2018, by and between Global Water Resources, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.31	Pledge and Security Agreement, dated as of April 20, 2018, by and between Global Water, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.32	Pledge and Security Agreement, dated as of April 20, 2018, by and between West Maricopa Combine, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.33	Global Water Resources, Inc. 2018 Stock Option Plan*	Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 6, 2018

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

21.1	Subsidiaries of Global Water Resources, Inc.	Filed herewith

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	See signature page hereto

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

99.1	Arizona Corporation Commission Decision No. 74364	Incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Water Resources, Inc.

Date: March 7, 2019	By:	/s/ Ron L. Fleming
Ron L. Fleming
President, Chief Executive Officer and Chairman of the Board
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ron L. Fleming and Michael J. Liebman, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron L. Fleming	President, Chief Executive Officer, and Chairman of the Board	March 7, 2019
Ron L. Fleming	(Principal Executive Officer)

/s/ Michael J. Liebman	Chief Financial Officer and Corporate Secretary	March 7, 2019
Michael J. Liebman	(Principal Financial and Accounting Officer)

/s/ William S. Levine	Director	March 7, 2019
William S. Levine

/s/ Richard M. Alexander	Director	March 7, 2019
Richard M. Alexander

/s/ David C. Tedesco	Lead Independent Director	March 7, 2019
David C. Tedesco

/s/ Cindy M. Bowers	Director	March 7, 2019
Cindy M. Bowers

/s/ Debra Coy	Director	March 7, 2019
Debra Coy

/s/ Brett Huckelbridge	Director	March 7, 2019
Brett Huckelbridge

/s/ David Rousseau	Director	March 7, 2019
David Rousseau