Form 10-K/A
period 2018-12-31
Global Water Resources, Inc.
filed 2019-04-10
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K for the year ended December 31, 2018 of Global Water Resources, Inc. (the "Company") filed with the Securities and Exchange Commission (the "SEC") on March 7, 2019 (the "Original Form 10-K") is to amend the date of the Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP in Part II, Item 8 of the Original Form 10-K. Due to a technical error, the date of the Deloitte & Touche LLP report was inadvertently stated incorrectly in the Original Form 10-K.
Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company has included the entire text of Part II, Item 8 in this Amendment. In addition, the exhibit listing in Part IV, Item 15 has been included in this Amendment to reflect a currently-dated consent of Deloitte & Touche LLP, as well as, currently-dated certifications from the Chief Executive Officer and the Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, which are attached as exhibits to this Amendment.
Except as described above, no other changes have been made to the Original Form 10-K. There have been no changes to any of the financial or other information contained in the Original Form 10-K. The Amendment does not reflect any subsequent information or events, and no other information included in the Original Form 10-K has been modified or updated in any way.
PART II

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
March 6, 2019

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

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedules.
Our consolidated financial statements are included in Part II, Item 8 of this Form 10-K/A. All other schedules for which provision is made in the applicable accounting regulations of the SEC are included in the consolidated financial statements, including the notes thereto, or are inapplicable, and therefore have been omitted.
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

Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed with the SEC on April 25, 2018

10.19	Guaranty Agreement, dated as of June 24, 2016, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.20	Guaranty Agreement, dated as of June 24, 2016, by West Maricopa Combine, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.21	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water Resources, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to the Exhibit 10.4 to Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

Exhibit Number	Description of Exhibit	Method of Filing

10.22	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.23	Pledge and Security Agreement, dated as of June 24, 2016, by and between West Maricopa Combine, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.24	Standstill Agreement, dated December 21, 2017, by and among Global Water Resources, Inc., Levine Investments Limited Partnerships, William S. Levine, and Andrew M. Cohn	Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the SEC on December 22, 2017

10.25	Full Waiver and Release of all Claims, dated as of February 20, 2018, by and between Global Water Resources, Inc. and Jeffrey Risenmay*	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018

10.26	Independent Contractor Agreement, dated as of February 20, 2018, by and between Global Water Resources, Inc. and Jeffrey Risenmay*	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018 on March 13, 2018

10.27	Loan Agreement, dated April 20, 2018, by and between Global Water Resources, Inc. and MidFirst Bank	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.28	Guaranty Agreement, dated as of April 20, 2018, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.29	Guaranty Agreement, dated as of April 20, 2018, by West Maricopa Combine, LLC	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.30	Pledge and Security Agreement, dated as of April 20, 2018, by and between Global Water Resources, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.31	Pledge and Security Agreement, dated as of April 20, 2018, by and between Global Water, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.32	Pledge and Security Agreement, dated as of April 20, 2018, by and between West Maricopa Combine, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.33	Global Water Resources, Inc. 2018 Stock Option Plan*	Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 6, 2018

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

21.1	Subsidiaries of Global Water Resources, Inc.	Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2019.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Included on the signature page of the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2019.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

99.1	Arizona Corporation Commission Decision No. 74364	Incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

Exhibit Number	Description of Exhibit	Method of Filing

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Water Resources, Inc.

Date: April 9, 2019	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)