Form 10-Q
period 2019-03-31
Global Water Resources, Inc.
filed 2019-05-09
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number: 001-37756
______________________________________________________________
Global Water Resources, Inc.
(Exact Name of Registrant as Specified in its Charter)
______________________________________________________________

Delaware	90-0632193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21410 N. 19th Avenue #220, Phoenix, AZ	85027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (480) 360-7775
_______________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	GWRS	The NASDAQ Stock Market, LLC (NASDAQ Global Market)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 6, 2019, the registrant had 21,532,834 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	313,857	312,148
Less accumulated depreciation	(87,152)	(85,093)
Net property, plant and equipment	226,705	227,055
CURRENT ASSETS:
Cash and cash equivalents	13,303	12,756
Accounts receivable — net	1,335	1,488
Due from affiliates	384	406
Accrued revenue	2,006	1,998
Prepaid expenses and other current assets	782	686
Total current assets	17,810	17,334
OTHER ASSETS:
Goodwill	2,642	2,639
Intangible assets — net	12,972	12,972
Regulatory asset	1,774	1,793
Deposits	128	128
Bond service fund and other restricted cash	442	441
Equity method investment	9	79
Other noncurrent assets	1	20
Total other assets	17,968	18,072
TOTAL ASSETS	262,483	262,461
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	316	604
Accrued expenses	8,083	7,465
Customer and meter deposits	1,464	1,460
Long-term debt and capital leases — current portion	75	47
Total current liabilities	9,938	9,576
NONCURRENT LIABILITIES:
Long-term debt and capital leases	114,594	114,507
Deferred revenue - ICFA	17,358	17,358
Regulatory liability	8,916	8,851
Advances in aid of construction	67,820	67,684
Contributions in aid of construction — net	10,598	10,670
Deferred income tax liabilities, net	4,597	4,350
Acquisition liability	934	934
Other noncurrent liabilities	680	660
Total noncurrent liabilities	225,497	225,014
Total liabilities	235,435	234,590
Commitments and contingencies (Refer to Note 16)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,530,470 shares issued as of March 31, 2019 and December 31, 2018.	215	215
Treasury stock, 59,174 shares at March 31, 2019 and December 31, 2018.	(1)	(1)
Paid in capital	26,834	27,657
Retained earnings	—	—
Total shareholders' equity	27,048	27,871
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	262,483	262,461
See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUES:
Water services	$3,138	$3,115
Wastewater and recycled water services	4,569	4,297
Unregulated revenues	16	13
Total revenues	7,723	7,425

OPERATING EXPENSES:
Operations and maintenance	1,723	1,509
Operations and maintenance - related party	415	356
General and administrative	2,375	2,397
Depreciation	2,011	1,799
Total operating expenses	6,524	6,061
OPERATING INCOME	1,199	1,364

OTHER INCOME (EXPENSE):
Interest income	57	7
Interest expense	(1,360)	(1,231)
Other	1,068	323
Other - related party	27	(2)
Total other expense	(208)	(903)

INCOME BEFORE INCOME TAXES	991	461
INCOME TAX EXPENSE	(342)	(141)
NET INCOME	$649	$320

Basic earnings per common share	$0.03	$0.02
Diluted earnings per common share	$0.03	$0.02
Dividends declared per common share	$0.07	$0.07

Weighted average number of common shares used in the determination of:
Basic	21,471,296	19,631,266
Diluted	21,493,436	19,669,994

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2017	19,631,266	$196	—	$—	$14,288	$376	$14,860
Dividend declared $0.07 per share	—	—	—	—	(695)	(696)	(1,391)
Stock compensation	—	—	—	—	98	—	98
Net income	—	—	—	—	—	320	320
BALANCE - March 31, 2018	19,631,266	$196	—	$—	$13,691	$—	$13,887

BALANCE - December 31, 2018	21,530,470	$215	(59,174)	$(1)	$27,657	$—	$27,871
Dividend declared $0.07 per share	—	—	—	—	(888)	(649)	(1,537)
Stock compensation	—	—	—	—	65	—	65
Net income	—	—	—	—	—	649	649
BALANCE - March 31, 2019	21,530,470	$215	(59,174)	$(1)	$26,834	$—	$27,048

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$649	$320
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	178	(9)
Depreciation	2,011	1,799
Amortization of deferred debt issuance costs and discounts	50	11
Loss on equity investment	70	111
Other gains	(2)	(41)
Provision for doubtful accounts receivable	7	25
Deferred income tax expense	247	114
Changes in assets and liabilities
Accounts receivable	146	149
Other current assets	(83)	(57)
Accounts payable and other current liabilities	415	1,506
Other noncurrent assets	18	—
Other noncurrent liabilities	78	59
Net cash provided by operating activities	3,784	3,987

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,798)	(1,101)
Other cash flows from investing activities	—	64
Net cash used in investing activities	(1,798)	(1,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,537)	(1,391)
Advances in aid of construction	147	194
Principal payments under capital lease	(12)	(1)
Refunds of advances for construction	(11)	—
Loan borrowings	31	—
Loan repayments	(36)	(6)
Debt issuance costs paid	(20)	(17)
Net cash used in financing activities	(1,438)	(1,221)
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	548	1,729
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	13,197	5,685
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$13,745	$7,414

See accompanying notes to the condensed consolidated financial statements

Supplemental disclosure of cash flow information:

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$13,303	$6,915
Restricted Cash	442	499
Total cash, cash equivalents, and restricted cash	$13,745	$7,414

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 are unaudited. The December 31, 2018 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018. In our opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Corporate Transactions
Sale of certain MXA and WMA contracts
In September 2013, the Company sold its Wastewater Facilities Main Extension Agreements (“MXA”) and Offsite Water Management Agreements (“WMA") for the contemplated Loop 303 service area along with their related rights and obligations to EPCOR Water Arizona Inc. (“EPCOR”) (collectively the “Transfer of Project Agreement”, or “Loop 303 Contracts”). Pursuant to the Transfer of Project Agreement, EPCOR agreed to pay GWRI approximately $4.1 million over a multi-year period. As part of the consideration, GWRI agreed to complete certain engineering work required in the WMAs, which work had been completed prior to January 1, 2015. As the engineering work has been completed, the Company effectively has no further obligations under the WMAs, the MXAs, or the Transfer of Project Agreement. Prior to January 1, 2015, the Company had received $2.8 million of proceeds and recognized income of approximately $3.3 million within other income (expense) in the statement of operations related to the gain on sale of these agreements and the proceeds received prior to January 1, 2015 for engineering work required in the WMAs. The Company received additional proceeds of approximately $0.3 million in April 2015 and recognized those amounts as income at that time. The Company received the remaining $1.0 million of proceeds in March 2019 and recorded the amount in other income due to the completion of certain milestones between EPCOR and the developers/landowners.
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
Pursuant to Internal Revenue Code §1033, the Company would have been able to defer the gain on condemnation through the end of 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018, which the IRS approved on August 8, 2017. On August 28, 2018, the Company filed a request to further defer the gain to the end of 2019, which the IRS approved on October 12, 2018. Following the most recent Private Letter Ruling extension, the Company expects an increase in capital expenditures for 2019 compared to 2018 to fully defer the remaining tax liability of approximately $2.0 million as of March 31, 2019.
Acquisitions
Turner Ranches Water and Sanitation Company
On May 30, 2018, the Company acquired Turner Ranches Water and Sanitation Company ("Turner"), a non-potable irrigation water utility in Mesa, Arizona, for total consideration of approximately $2.8 million in cash. Refer to Note 7 — "Acquisitions" of the notes to the unaudited condensed consolidated financial statements for additional information regarding the Turner acquisition.

Red Rock Utilities

On October 16, 2018, the Company completed the acquisition of Red Rock Utilities ("Red Rock"), an operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona, for a purchase price of $5.9 million. The acquisition added over 1,650 connections and approximately 9 square miles of service area. Refer to Note 7 — "Acquisitions" of the notes to the unaudited condensed consolidated financial statements for additional information regarding the Red Rock acquisition.

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
Arizona Corporation Commission (the “ACC”) Tax Docket
The Company had regulatory assets of $1.8 million at both March 31, 2019 and December 31, 2018, and regulatory liabilities of $0.6 million at both March 31, 2019 and December 31, 2018 related to the Federal Tax Cuts and Jobs Act (the "TCJA") signed into law on December 22, 2017. Under ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred income taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers.
On December 20, 2017, the ACC opened a docket to address the utility ratemaking implications of the TCJA. The ACC considered the impact for regulated utilities, as it was expected that certain effects of the TCJA add to rate base and others reduce rate base. Numerous companies, including our regulated utilities, filed comments with the ACC in January 2018. The ACC subsequently approved an order in February 2018 requiring Arizona utilities to apply regulatory accounting treatment, which includes the use of regulatory assets and regulatory liabilities, to address all impacts from the enactment of the TCJA.

On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah and Northern Scottsdale utilities due to the TCJA.  Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of our revenue requirement under Rate Decision No. 74364 enacted in February 2014. In 2018, the aggregate annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities was approximately $782,000. In 2021, the final year of the phase-in, the aggregate annual reductions in revenue for our Santa Cruz, Palo Verde, Tonopah, and Northern Scottsdale utilities will be approximately $1.1 million. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the difference of the fully phased-in rates to be applied in 2021 versus the phased-in rates refunded in the years leading up to 2021 (i.e. 2018 through 2020).
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

Previously, the ACC Chairman noted that there may be some unintended consequences related to the tax treatment of contributions in aid of construction ("CIAC") and advances in aid of construction ("AIAC"), which are now taxable with the enactment of the TCJA. Following receipt of comments from various parties, including from us, and a recommendation from the ACC Staff, the ACC adopted an order in November 2018 relating to the funding for income taxes on CIACs and AIACs that provides for the following: 1) requires that under the hybrid sharing method, a contributor will pay a gross-up to the utility consisting of 55% of the income tax expense with the utility covering the remaining 45% of the income tax expense; 2) removes the full gross-up method option for Class A and B utilities and their affiliates (which includes all of our utilities); 3) ensures proper ratemaking treatment of a utility using the self-pay method; 4) clarifies that pass-through entities that are owned by a “C” corporation can recover tax expense according to methods allowed; and 5) requires Class A and B utilities to self-pay the taxes associated with hook-up fee contributions but permits using a portion of the hook-up fees to fund these taxes. The ACC amended the November order by issuing Decision No. 77084 on February 20, 2019 and Decision No. 77104 on February 28, 2019, which imposed additional limits on grossing up CIAC, which we do not believe will be material to us, and modified certain provisions for Class C utilities.

Recent Rate Case Activity

ACC Rate Case

On March 20, 2019, the Company filed a motion with the ACC to request an order for certain of our utilities to file a rate case. Thereafter, on April 26, 2019, the ACC issued Decision No. 77168, which requires all of our utilities to file a rate case no later than June 30, 2020, using the twelve months ending December 31, 2019 as the test year for the rate case.  The outcome of the new rate case cannot be predicted, but we anticipate that new rates would not take effect before the second half of 2021. We are in the initial stages of evaluating and preparing for the rate case, but we anticipate requesting a moderate increase in rates. There is no guarantee that the ACC will approve a rate increase or whether the ACC will take any other actions a result of the rate case, including a decision to decrease future rates.
Significant Accounting Policies
Basic and Diluted Earnings per Common Share
As of March 31, 2019, the Company had 498,103 options outstanding to acquire an equivalent number of shares of GWRI common stock. As of March 31, 2019, 100,000 options were included in diluted earning per share and had 22,140 common share equivalents. The remaining 398,103 options did not have any common share equivalents to be considered for purposes of calculating diluted earnings per share. As of March 31, 2018, the Company had 717,678 options outstanding of which 275,000 options were included in diluted earnings per share and had 38,728 common share equivalents. The remaining 442,678 options did not have any common share equivalents to be considered for purposes of calculating diluted earnings per share. See Note 14 – “Deferred Compensation Awards”.

Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or "ASC 606"), which completes the joint effort between the FASB and International Accounting Standards Board to converge the recognition of revenue between the two boards. The new standard affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets not included within other FASB standards. The guiding principal of the new standard is that an entity should recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled for the delivery of goods and services. ASU 2014-09 may be adopted using either of two acceptable methods: (1) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (2) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures. To assess at which time revenue should be recognized, an entity should use the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Due to qualifying as an emerging growth company, the Company adopted ASC 606 on January 1, 2019. The Company concluded its evaluation of the new revenue standards and implemented it on January 1, 2019 using the modified retrospective method for all contracts. The reported results for the first quarter of 2019 reflect the application of ASC 606 guidance, while prior period amounts were not adjusted and continue to be reported in accordance with the accounting standard in effect for those periods. The adoption of ASC 606 had no significant impact on the timing of revenue recognition compared to previously reported results; however, enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows arising from contracts with customers were made. Refer to Note 3 — "Revenue Recognition" of the notes to the unaudited condensed consolidated financial statements for additional information.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”). ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. Due to qualifying as an emerging growth company, the Company adopted ASU 2016-18 during the first quarter of 2019 and applied the standard retrospectively for all periods presented. Accordingly, for the three months ended March 31, 2018, the Company included restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows and removed the change in restricted cash from the cash flows from investing activities. This change resulted in a decrease in net cash used in investing activities of $0.1 million as of March 31, 2018.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities is a business. Also, the amendments provide more consistency in applying the guidance, reducing the costs of application, and make the definition of a business more operable. Due to qualifying as an emerging growth company, the Company adopted the ASU on January 1, 2019. This standard is effective on a prospective basis, and therefore does not affect the accounting treatment for any previous transactions. The Company will evaluate the impacts of adopting ASU 2017-01 based on facts and circumstances prospectively as transactions occur.
Future Adoption of Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to record a right-of-use asset and corresponding lease obligation for lease arrangements with a term of greater than twelve months. ASU 2016-02 requires additional disclosures about leasing arrangements and requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. Due to qualifying as an emerging growth company, the Company is required to adopt the ASU on January 1, 2020. In July 2018, the FASB issued ASU 2018-11, Leases Topic 842, Targeted Improvements ("ASU 2018-11"). ASU 2018-11 provides entities the option to elect not to recast the comparative periods presented when transitioning to ASC 842 and lessors may elect not to separate lease and non-lease components when certain conditions are met. The ASU is effective when the entity adopts ASC 842, which will be January 1, 2020 for the Company. The Company is currently assessing the impact that adopting this new standard will have on its consolidated financial statements but does not expect a material effect.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 eliminates Step 2 from the impairment test which requires entities to determine the implied fair value of goodwill to measure if any impairment expense is necessary. Instead, entities will record impairment expenses based on the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

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
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) ("ASU 2018-13"). ASU 2018-13 changes the fair value disclosure requirements including new, eliminated, and modified disclosure requirements of ASC 820. Specifically, the ASU requires the addition of disclosures for Level 3 fair value measurements with unrealized gains and losses included in other comprehensive income and disclosure of the range and weighted average used to develop significant unobservable inputs for Level 3 measurements. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that adopting this new standard will have on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Topic 350) ("ASU 2018-15"). ASU 2018-15 amends ASC 350 to include in its scope implementation costs of a Cloud Computing Arrangement ("CCA") that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. Due to qualifying as an emerging growth company, the Company is required to adopt the ASU on January 1, 2021. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact that adopting this new standard will have on its consolidated financial statements.
2. REGULATORY DECISION AND RELATED ACCOUNTING AND POLICY CHANGES
Our regulated utilities and certain other balances are subject to regulation by the ACC and meet the requirements for regulatory accounting found within Accounting Standards Codification Topic 980, Regulated Operations ("ASC Topic 980").
In accordance with ASC Topic 980, rates charged to utility customers are intended to recover the costs of the provision of service plus a reasonable return in the same period. Changes to the rates are made through formal rate applications with the ACC, which we have done for all of our operating utilities as described below.
On July 9, 2012, we filed formal rate applications with the ACC to adjust the revenue requirements for seven utilities (Water Utility of Greater Tonopah, Valencia Water Company - Greater Buckeye Division, Water Utility of Northern Scottsdale, Global Water - Santa Cruz Water Company, Global Water - Palo Verde Utilities, Valencia Water Company, and Willow Valley Water Company) representing a collective rate increase of approximately 28% over 2011 revenue levels. In August 2013, the Company entered into a settlement agreement with ACC Staff, the Residential Utility Consumers Office, the City of Maricopa, and other parties to the rate case. The settlement required approval by the ACC’s Commissioners before it could take effect. In February 2014, the rate case proceedings were completed and the ACC issued Rate Decision No. 74364, effectively approving the settlement agreement. The rulings of the decision include, but are not limited to, the following:

•
For the Company’s utilities referenced above, adjusting for the condemnation of the operations and assets of Valencia and sale of Willow Valley Water Co., Inc. ("Willow Valley"), which occurred in 2015 and 2016, respectively, a collective revenue requirement increase of $3.6 million based on 2011 test year service connections, phased-in over time, with the first increase in January 2015 as follows (in thousands, not updated for the TCJA, refer to Note 1 — "Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Recent Rate Case Activity — ACC Tax Docket" of the notes to the unaudited condensed consolidated financial statements for further details):

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

•
Full reversal of the imputation of CIAC balances associated with funds previously received under infrastructure coordination and financing agreements ("ICFAs"), as required in the Company’s last rate case. The reversal restored rate base or future rate base and had a significant impact of restoring shareholder equity on the balance sheet.

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
In February 2014, the ACC issued Rate Decision No. 74364, and concluded ICFA funds already received would no longer be deemed CIAC for rate making purposes. ICFA funds already received or which had become due prior to the date of Rate Decision No. 74364 were recognized as revenue once the obligations specified in the ICFA were met. Rate Decision No. 74364 prescribes that of the ICFA funds which come due and are paid subsequent to December 31, 2013, 70% of the ICFA funds will be recorded in the associated utility subsidiary as a hook-up fee (“HUF”) liability, with the remaining 30% to be recorded as deferred revenue, which the Company accounts for in accordance with the Company's ICFA revenue recognition policy. A HUF tariff, specifying the dollar value of a HUF for each utility, was approved by the ACC as part of Rate Decision No. 74364. The Company is responsible for assuring the full HUF value is paid from ICFA proceeds, and recorded in its full amount, even if it results in recording less than 30% of the ICFA fee as deferred revenue.

The Company will account for the portion allocated to the HUF as a CIAC contribution. However, in accordance with the ACC directives the CIAC is not deducted from rate base until the HUF funds are expended for utility plant. Such funds will be segregated in a separate bank account and used for plant. A HUF liability will be established and will be amortized as a reduction of depreciation expense over the useful life of the related plant once the HUF funds are utilized for the construction of plant. For facilities required under a HUF or ICFA, the utilities must first use the HUF moneys received, after which, it may use debt or equity financing for the remainder of construction. The Company will record 30% of the funds received, up until the HUF liability is fully funded, as deferred revenue, which is to be recognized as revenue once the obligations specified within the ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. As of March 31, 2019 and December 31, 2018, ICFA deferred revenue recorded on the consolidated balance sheet totaled $17.4 million, which represents deferred revenue recorded for ICFA funds received on contracts that had become due prior to Rate Decision No. 74364. For ICFA contracts coming due after December 31, 2013, as funding is received approximately 30% will be added to this balance with the remaining 70% recorded to a HUF liability, until the HUF liability is fully funded at which time any funding greater than the HUF liability will be recorded as deferred revenue.
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

3. REVENUE RECOGNITION
On January 1, 2019, the Company adopted ASC 606, using the modified retrospective approach. The Company identified its sources of revenue streams that fall within the scope of this guidance and applied the five-step model to all qualifying revenue streams to determine when to recognize revenue. The Company concluded that there is not a material change to how revenue was recognized before and after the adoption of ASC 606; therefore, no cumulative retained earnings adjustment was required.
Regulated Revenue
The Company's operating revenues are primarily attributable to regulated services based upon tariff rates approved by the ACC. Regulated service revenues consist of amounts billed to customers based on approved monthly fees and consumption fees, as well as unbilled revenues estimated from the last meter reading date to the end of the accounting period utilizing historical customer data recorded as accrued revenue. The measurement of sales to customers is generally based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, the Company estimates consumption since the date of the last meter reading and a corresponding unbilled revenue is recognized. The estimate is based upon the number of unbilled days that month and the average daily customer billing rate from the previous month (which fluctuates based upon customer usage). The Company applies the invoice practical expedient and recognizes revenue from contracts with customers in the amount for which the Company has a right to invoice. The Company has the right to invoice for the volume of consumption, service charge, and other authorized charges.
The Company satisfies its performance obligation to provide water and wastewater services over time as the services are rendered. Regulated services may be terminated by the customers at will, and, as a result, no separate financing component is recognized for the Company's collections from customers, which generally require payment within 15 days of billing. The Company applies judgment, based principally on historical payment experience, in estimating its customers' ability to pay.
The Company has elected to apply the sales tax practical expedient, whereby qualifying excise and other taxes collected from customers and remitted to governmental authorities are not included in reported revenues.
Unregulated Revenue
Unregulated revenues represent those revenues that are not subject to the ratemaking process of the ACC. Unregulated revenues are limited to rental revenue and imputed revenues resulting from a portion of ICFA funds received. ICFAs are agreements with developers and homebuilders where the Company provides services to plan, coordinate, and finance the water and wastewater infrastructure that would otherwise be required to be performed or subcontracted by the developer or homebuilder. In return, the developers and homebuilders pay the Company an agreed-upon amount per dwelling unit for the specified development or portion of land. In addition, under ICFA agreements, the Company has a contractual obligation to ensure physical capacity exists through its regulated utilities for water and wastewater to the developer when needed. This obligation persists regardless of connection growth.
The Company believes that these services are not distinct in the context of the contract because they are highly interdependent with the Company’s ability to provide fitted capacity for water and wastewater services. The Company concluded that the goods and services provided under ICFA contracts constitute a single performance obligation.
IFCA revenue is recognized at a point in time when the Company has the necessary capacity in place within its infrastructure to provide water/wastewater services to the developer. The Company exercises judgment when estimating the number of equivalent dwelling units that the Company has capacity to serve.

Disaggregated Revenues
For the three months ended March 31, 2019 and 2018, disaggregated revenues from contracts with customers by major source and customer class are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
REGULATED REVENUE
Water Services
Residential	$2,532	$2,499
Irrigation	289	245
Commercial	160	165
Construction	30	56
Other water revenues	127	150
Total water revenues	3,138	3,115
Wastewater and recycled water services
Residential	4,174	3,851
Commercial	222	197
Recycled water revenues	80	145
Other wastewater revenues	93	105
Total wastewater and recycled water revenues	4,569	4,298
TOTAL REGULATED REVENUE	7,707	7,413
UNREGULATED REVENUE
Rental revenues	16	13
TOTAL UNREGULATED REVENUE	16	13
TOTAL REVENUE	$7,723	$7,426
Contract Balances
Our contract assets and liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
CONTRACT ASSETS
Accounts receivable
Water services	$683	$795
Wastewater and recycled water services	815	838
Total contract assets[1]	$1,498	$1,633
CONTRACT LIABILITIES
Deferred revenue - ICFA	$17,358	$17,358
Refund liability - regulated[2]	477	340
Total contract liabilities	$17,835	$17,698

(1)	The decrease in accounts receivable was primarily due to normal timing differences between performance and customer payments.

(2)
The increase in refund liability is due to the phase-in approach approved in Rate Decision No. 76901. Refer to Note 1—"Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions — ACC Tax Docket" of the notes to the unaudited condensed consolidated financial statements for further details.

Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $17.4 million at both March 31, 2019 and December 31, 2018. Deferred revenue is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. Due to the uncertainty of future events, the Company is unable to estimate when to expect recognition of deferred revenue.

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at March 31, 2019 and December 31, 2018 consist of the following (in thousands):

	March 31, 2019	December 31, 2018	Average Depreciation Life (in years)
Mains/lines/sewers	$131,958	$131,768	47
Plant	81,686	81,471	25
Equipment	37,787	37,392	10
Meters	13,649	13,606	12
Furniture, fixture and leasehold improvements	371	371	8
Computer and office equipment	669	639	5
Software	241	241	3
Land and land rights	897	897
Other	589	589
Construction work-in-process	46,010	45,174
Total property, plant and equipment	313,857	312,148
Less accumulated depreciation	(87,152)	(85,093)
Net property, plant and equipment	$226,705	$227,055

5. ACCOUNTS RECEIVABLE
Accounts receivable as of March 31, 2019 and December 31, 2018 consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Billed receivables	$1,498	$1,633
Less allowance for doubtful accounts	(163)	(145)
Accounts receivable – net	$1,335	$1,488
6. EQUITY METHOD INVESTMENT
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
The carrying value of the FATHOM™ investment consisted of a balance of $9,000 as of March 31, 2019 and $0.1 million as of December 31, 2018, and reflects our initial investment, the adjustments related to subsequent rounds of financing, and our proportionate share of FATHOM™'s cumulative earnings.
7. ACQUISITIONS
Acquisition of Turner

On May 30, 2018, the Company acquired all of the equity of Turner, a rate regulated non-potable irrigation water utility in Mesa, Arizona, for total consideration of $2.8 million. This acquisition is consistent with the Company's declared strategy of making accretive acquisitions. At the time of acquisition, Turner had 963 residential irrigation connections and approximately seven square miles of service area. The acquisition was accounted for as a business combination under ASC Topic 805, "Business Combinations." The purchase price was allocated to the acquired utility assets and liabilities assumed based on the seller's book value at acquisition as the historical cost of these assets and liabilities will be the amounts that will continue to be reflected in customer rates.

A preliminary purchase price allocation of the net assets acquired in the transaction is as follows (in thousands):

Net assets acquired:
Cash	$176
Accounts receivable	121
Gross property, plant and equipment	4,495
Construction work-in-progress	92
Accumulated depreciation	(3,554)
Accounts payable	(30)
Accrued expenses	(49)
Total net assets assumed	1,251
Goodwill	1,549
Total purchase price	$2,800
The revenue and earnings recognized post acquisition and the pro forma effect of the business acquired are not material to the Company's financial position or results of operations.

Acquisition of Red Rock

On October 16, 2018, the Company acquired Red Rock, a rate-regulated operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona, for total consideration of $5.9 million. This acquisition is consistent with the Company's declared strategy of making accretive acquisitions. The acquisition added over 1,650 connections and approximately nine square miles of service area.
The acquisition was accounted for as a business combination. The purchase price was allocated to the acquired utility assets and liabilities assumed based on the seller's book value at acquisition as the historical cost of these assets and liabilities will be the amounts that will continue to be reflected in customer rates.

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

1 Intangibles consist of franchise contract rights and organization costs. Refer to Note 8 — "Goodwill & Intangible Assets" of the notes to the unaudited condensed consolidated financial statements for additional discussion.
The revenue and earnings recognized post acquisition and the pro forma effect of the business acquired are not material to the Company's financial position or results of operations.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of March 31, 2019, the goodwill balance of $2.6 million related to the Turner and Red Rock acquisitions. There were no indicators of impairment identified as a result of the Company's review of events and circumstances related to its goodwill subsequent to the acquisitions. Based on our annual impairment testing performed on November 1st, no impairment was recorded. Refer to Note 7 — "Acquisitions" of the notes to the unaudited condensed consolidated financial statements for additional discussion.
Intangible Assets

As of March 31, 2019 and December 31, 2018 intangible assets consisted of the following (in thousands):

	March 31, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532	$—	$1,532	$1,532	$—	$1,532
Intangible trademark	13	—	13	13	—	13
Franchise contract rights	134	—	134	134	—	134
Organization intangible	66	—	66	66	—	66
	1,745	—	1,745	1,745	—	1,745
AMORTIZED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(12,154)	5,824	17,978	(12,154)	5,824
Sonoran contract rights	7,406	(2,003)	5,403	7,406	(2,003)	5,403
	25,384	(14,157)	11,227	25,384	(14,157)	11,227
Total intangible assets	$27,129	$(14,157)	$12,972	$27,129	$(14,157)	$12,972
Franchise contract rights and organization intangible were acquired as part of the Red Rock acquisition. Franchise contract rights are agreements with Pima and Pinal counties that allow the Company to place infrastructure in public right-of-way and permits expected to be renewable indefinitely. The organization intangible represents fees paid to federal or state governments for the privilege of incorporation and expenditures incident to organizing the corporation and preparing it to conduct business. Refer to Note 7 — "Acquisitions" of the notes to the unaudited condensed consolidated financial statements for additional discussion.
Acquired ICFAs and contract rights related to our 2005 acquisition of Sonoran Utility Services, LLC assets are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. No amortization was recorded for these balances for the three months ended March 31, 2019 and 2018.
9. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a shareholder and director of the Company. Medical claims paid to the plan were approximately $0.1 million for each of the three months ended March 31, 2019 and 2018.
As GWM was previously owned by the Company, it has historically provided billing, customer service, and other support services for the Company’s regulated utilities pursuant to a services agreement with GWM whereby the Company has agreed to use the FATHOM™ platform for all of its regulated utility services through December 31, 2026. On November 17, 2016, the scope of services was expanded to include a meter replacement program of approximately $11.4 million, wherein the Company replaced a majority of its meter infrastructure. As of March 31, 2019, $11.1 million has been paid to GWM in connection with the meter exchange program, and $0.4 million remains to be paid to GWM pending completion pursuant to the terms of the services agreement. Amounts collected by GWM from the Company’s customers that GWM has not yet remitted to the Company are included within the “Due from affiliates” caption on the Company’s consolidated balance sheet. As of March 31, 2019 and December 31, 2018, the unremitted balance totaled $0.4 million. Based on current service connections, annual fees to be paid to GWM for FATHOM™ services in 2019 are expected to be approximately $1.7 million at a rate of $6.24 per water account/month, which is subject to annual adjustments based on the terms of the agreement. For each of the three months ended March 31, 2019 and 2018, the Company incurred FATHOM™ service fees of approximately $0.4 million.
The services agreement is automatically renewable for successive 10-year periods, unless notice of termination is given prior to any renewal period. The services agreement may be terminated by either party for default only and the termination of the services agreement will also result in the termination of the royalty payments (described below) payable to the Company. Pursuant to the purchase agreement for the sale of GWM, the Company is entitled to quarterly royalty payments based on a percentage of certain of GWM’s recurring revenues for a 10-year period, up to a maximum of $15.0 million, of which $2.2 million has been received over the five year period ended March 31, 2019. The Company made the election to record these quarterly royalty payments prospectively in income as the amounts are earned. Royalties recorded within other income totaled approximately $0.1 million for each of the three months ended March 31, 2019 and 2018.
10. ACCRUED EXPENSES
Accrued expenses at March 31, 2019 and December 31, 2018 consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Deferred compensation	$2,332	$2,305
Property taxes	562	1,073
Meter replacement - related party	350	350
Interest	1,780	478
Dividend payable	512	512
Asset retirement obligation	555	555
Other accrued liabilities	1,992	2,192
Total accrued expenses	$8,083	$7,465

11. FAIR VALUE
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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
HUF Funds - restricted cash(1)	$—	$9	$—	$9	$—	$9	$—	$9
Certificate of Deposit(2)	3,000	—	—	3,000	3,000	—	—	3,000
Demand Deposit(2)	5,069	—	—	5,069	7,043	—	—	7,043
Certificate of Deposit - Restricted(1)	—	433	—	433	—	432	—	432
Long-term debt(3)	—	111,772	—	111,772	—	107,860	—	107,860
Total	$8,069	$112,214	$—	$120,283	$10,043	$108,301	$—	$118,344

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
12. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.38% Series A 2016, maturing June 2028	$—	$28,750	$—	$28,750
4.58% Series B 2016, maturing June 2036	—	86,250	—	86,250
1.20% WIFA Loan, maturing October 2032	—	—	3	39
4.65% Harquahala Loan, maturing January 2021	5	8	5	9
4.60% WIFA Loan, maturing March 2037	1	16	1	12
	6	115,024	9	115,060
OTHER
Capital lease obligations	69	208	38	96
Debt issuance costs	—	(638)	—	(649)
Total debt	$75	$114,594	$47	$114,507
 2016 Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter. The proceeds of the senior secured notes were primarily used to refinance the previously outstanding long-term tax exempt bonds, which were subject to an early redemption option at 103%, plus accrued interest, as a result of the U.S. IPO. As part of the refinancing of the long-term debt, the Company paid a prepayment penalty of $3.2 million and wrote off the remaining $2.2 million in capitalized loan fees related to the tax exempt bonds, which were recorded as additional interest expense in the second quarter of 2016. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. Debt issuance costs as of both March 31, 2019 and December 31, 2018 were $0.6 million.

The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of March 31, 2019, the Company was in compliance with its financial debt covenants.
Eagletail Loans
In May 2017, the Company acquired Eagletail Water Company ("Eagletail"). As part of the acquisition, the Company assumed two unsecured loans held by Eagletail. These loans are payable to the Water Infrastructure Finance Authority of Arizona ("WIFA") and Harquahala Valley Community Benefits Foundation ("Harquahala"). The WIFA loan bears an interest rate of 1.20% over a 20-year term, while the Harquahala loan bears an interest rate of 4.65% over a 15-year term. The Company paid off the WIFA loan in March 2019.
In 2017, the Company entered into a second loan payable to WIFA ("2017 WIFA"), and no borrowings were made until 2018. The 2017 WIFA loan bears an interest rate of 4.60% over a 20-year term. The original loan amount was approximately $175,000, of which approximately $157,000 was forgiven. Refer to the table above for carrying balances as of March 31, 2019.
Revolving Credit Line
On April 20, 2018, the Company entered into an agreement with MidFirst Bank, a federally chartered savings association, for a two-year revolving line of credit up to $8.0 million, set to expire on April 30, 2020. The credit facility bears an interest rate of LIBOR plus 2.25%. As of March 31, 2019, the Company had no outstanding borrowings under this credit line. There were no unamortized debt issuance costs as of March 31, 2019 and $137,000 as of December 31, 2018. In April 2019, the Company signed an amendment which extends the maturity of the line of credit to April 30, 2022 and modifies the debt service coverage ratio to match the ratio required by the senior secured notes discussed above; all other terms remain unchanged.
The revolving credit line requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The revolving credit line also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. As of March 31, 2019, the Company was in compliance with its financial debt covenant.
At March 31, 2019, the remaining aggregate annual maturities of debt and minimum lease payments under capital lease obligations for the years ended December 31 are as follows (in thousands):

	Debt	Capital Lease Obligations
Remaining nine months of 2019	$4	$53
2020	7	75
2021	1,920	80
2022	3,834	52
2023	3,834	17
Thereafter	105,431	—
Subtotal	115,030	277
Less: amount representing interest	—	(37)
Total	$115,030	$240
13. INCOME TAXES
During the three months ended March 31, 2019, the Company recorded a tax expense of $342,000 on pre-tax income of $991,000, compared to a tax expense of $141,000 on pre-tax income of $461,000 for the three months ended March 31, 2018. The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items. Refer to Note 1 — "Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements" for further details.

14. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.
2016 stock option grant
In May 2016, GWRI’s Board of Directors granted 325,000 stock options of GWRI’s common stock to the members of the board. The options were granted with an exercise price of $7.50, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on May 20, 2016. The options vested over a two-year period, with 50% having vested in May 2017 and 50% having vested in May 2018. The options have a three-year life. The Company expensed the $0.3 million fair value of the stock option grant ratably over the two-year vesting period. No stock-based compensation expense was recorded for the three months ended March 31, 2019 and $43,000 was record for the three months ended March 31, 2018. As of March 31, 2019, 225,000 options have been exercised with 100,000 outstanding. Of the 225,000 options exercised, 75,000 shares were exercised utilizing a cashless exercise, which resulted in an increase in shares outstanding of 15,826 as well as 59,174 shares recorded to treasury stock.
2017 stock option grant
In August 2017, GWRI's Board of Directors granted 465,000 stock options of GWRI's common stock to employees throughout the Company. The options were granted with an exercise price of $9.40, the market price of the Company's common shares on the NASDAQ Global Market at the close of business on August 10, 2017. The options vest over a four-year period, with 25% having vested in August 2018, 25% vesting in August 2019, 25% vesting in August 2020, and 25% vesting in August 2021. The options have a 10-year life. The Company will expense the $1.1 million fair value of the stock option grant ratably over the four-year vesting period. Stock-based compensation expense of $65,000 and $54,000 was recorded for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, 4,204 options have been exercised and 64,900 options have been forfeited with 395,896 outstanding.
Phantom stock compensation
On December 30, 2010, we adopted a phantom stock unit plan authorizing the directors of the Company to issue phantom stock units (‘‘PSUs’’) to our employees. Following the consummation of the reorganization transaction in connection with our U.S. initial public offering (the "U.S. IPO"), the awarded PSUs have been amended such that the outstanding units track the value of GWRI’s share price. The vesting of the awards has not changed. The PSUs give rise to a right of the holder to receive a cash payment the value of which, on a particular date, is the preceding five-day weighted average price of the equivalent number of shares of GWRI at that date. The issuance of PSUs as a core component of employee compensation was intended to strengthen the alignment of interests between the employees of the Company and the shareholders of GWRI by linking their holdings and a portion of their compensation to the future value of the common shares of GWRI.
PSUs are accounted for as liability compensatory awards, rather than as equity awards. PSU awards are remeasured each period and a liability is recorded equal to GRWI’s closing share price as of the balance sheet date multiplied by the number of units vested and outstanding. The value of the benefits is recorded as an expense in the Company’s financial statements over the related vesting period. Vesting occurs ratably over 12 consecutive quarters beginning in the period granted. The following table details total awards granted and the number of units outstanding as of March 31, 2019 along with the amounts paid to holders of the PSUs for the three months ended March 31, 2019, and 2018 (in thousands, except unit amounts):

			Amounts Paid For the Three Months Ended March 31,
Grant Date	Units Granted	Units Outstanding	2019	2018
Q1 2015	28,828	—	—	22
Q1 2016	34,830	—	19	27
Q1 2017	22,712	7,571	25	17
Q1 2018	30,907	20,605	27	—
Q1 2019	32,190	32,190	—	—
Total	149,467	60,366	$71	$66

Stock appreciation rights compensation
Beginning January 2012, in an effort to reward employees for their performance, the Company adopted a stock appreciation rights plan authorizing the directors of the Company to issue stock appreciation rights (“SARs”) to our employees. Following the consummation of the reorganization transaction in connection with the U.S. IPO, the value of the SARs issued under the plan track the performance of GWRI’s shares. Each holder has the right to receive a cash payment amounting to the difference between the exercise price and the closing price of GWRI’s common shares on the exercise date, provided that the closing price is in excess of the exercise price. Holders of SARs may exercise their awards once vested. Individuals who voluntarily or involuntarily leave the Company forfeit their rights under the awards.
The following table details the recipients of the SARs awards, the grant date, units granted, exercise price, outstanding units as of March 31, 2019 and amounts paid during the three months ended March 31, 2019, and 2018 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Three Months Ended March 31,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2019	2018
Key Executive (1)(3)	Q3 2013	100,000	$1.59	—	$—	$166
Key Executive (1)(4)	Q4 2013	100,000	$2.69	—	—	183
Members of Management (1)(5)	Q1 2015	299,000	$4.26	178,000	—	—
Key Executives (2)(6)	Q2 2015	300,000	$5.13	210,000	—	—
Members of Management (1)(7)	Q3 2017	103,000	$9.40	103,000	—	—
Members of Management (1)(8)	Q1 2018	33,000	$8.99	33,000	—	—
Total		935,000		524,000	$—	$349

(1)	The SARs vest ratably over sixteen quarters from the grant date.

(2)	The SARs vest over sixteen quarters, vesting 20% per year for the first three years, with the remainder, 40%, vesting in year four.

(3)	The exercise price was determined by taking the weighted average GWR Global Water Resources Corp. ("GWRC") share price of the five days prior to the grant date of July 1, 2013.

(4)	The exercise price was determined by taking the weighted average GWRC share price of the 30 days prior to the grant date of November 14, 2013.

(5)	The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of February 11, 2015.

(6)	The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of May 8, 2015.

(7)	The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of August 10, 2017.

(8)	The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of March 12, 2018.
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
For the three months ended March 31, 2019 and 2018, the Company recorded approximately $0.1 million and $0.2 million of compensation expense related to the PSUs and SARs, respectively. Based on GWRI’s closing share price on March 29, 2019 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
Remaining nine months of 2019	$227	$159
2020	264	78
2021	106	78
2022	—	30
2023	—	—
Total	$597	$345

15. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Supplemental cash flow information:
Cash paid for interest	$6	$2
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$646	$1,069
Contributions in aid of construction - loan forgiveness	$31	$—
16. COMMITMENTS AND CONTINGENCIES
Commitments
In September 2018, the Company amended the corporate office lease agreement to include the rental of additional office space for the period of September 1, 2018 through February 28, 2019. In January 2019, the lease agreement was amended to extend the term of the lease, with a commencement date of March 1, 2019 and termination date of May 31, 2022. As such, the Company's monthly rent expense increased to approximately $15,000. Rent expense arising from the operating leases totaled approximately $45,000 and $24,000 for the three months ended March 31, 2019 and 2018, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations relates to the three months ended March 31, 2019 and should be read together with the condensed consolidated financial statements and accompanying notes included herein, as well as our audited annual financial statements and associated management’s discussion, which are available within our Annual Report on Form 10-K for the year ended December 31, 2018 available on our Company’s profile on the Securities and Exchange Commission (“SEC”) website, www.sec.gov.
Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this management’s discussion and analysis are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward-looking statements include future estimates described in “Business Outlook”, "Factors Affecting our Results of Operations", and “Liquidity and Capital Resources”. These forward-looking statements reflect management’s current expectations regarding GWRI’s future growth, results of operations, performance, and business prospects and opportunities, and other future events and speak only as of the date of this management’s discussion and analysis. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not or the times at or by which such performance or results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC, as updated from time to time in our subsequent filings with the SEC. Although the forward-looking statements contained in this management’s discussion and analysis are based upon what management believes to be reasonable assumptions, investors cannot be assured that actual results will be consistent with these forward-looking statements, and the differences may be material. These forward-looking statements are made as of the date of this management’s discussion and analysis and GWRI assumes no obligation to update or revise them to reflect new events or circumstances, except as required by applicable law.

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
Business Outlook
2018 and the first quarter of 2019 continued the trend of positive growth in new connections. According to the 2010 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) is the 14th largest MSA in the U.S. and had a population of 4.2 million, an increase of 29% over the 3.3 million people reported in the 2000 Census. Metropolitan Phoenix continues to grow due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix Metropolitan area will have a population of 4.9 million people by 2020 and 6.5 million by 2040. During the twelve months ended March 31, 2019, Arizona’s employment rate improved by 2.4%, ranking the state in the top six nationally for job growth.
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
The forecasts by the Greater Phoenix Blue Chip Real Estate Consensus Panel for 2019 and 2020 remain positive at approximately 25,000 and 26,000 single family dwelling permits, respectively. From there, we believe growth in the region could steadily return towards its normal historical rate of greater than 30,000 single family dwelling permits.

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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, increased 4,512 connections, or 11.2%, from a total of 40,163 as of March 31, 2018 to 44,675 as of March 31, 2019, an annualized increase of approximately 3.5%. This increase is due primarily to the addition of 2,740 connections from our acquisitions of Turner Ranches Water and Sanitation Company ("Turner") and Red Rock Utilities ("Red Rock"), as well as the positive growth in new organic connections.
As of March 31, 2019, we have 44,152 active service connections compared to 39,542 active service connections as of March 31, 2018, an increase of 4,610, or 11.7%, an annualized increase of approximately 4.3%. As with the increase in total service connections, the increase is due primarily to the acquisitions of Turner and Red Rock, as well as growth in new organic connections. Approximately 92.7% of the 44,152 active service connections are serviced by our Global Water - Santa Cruz Water Company, LLC (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, LLC (“Palo Verde”) utilities as of March 31, 2019.

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
We are required to file rate cases with the ACC to obtain approval for a change in rates. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. In normal conditions, it would not be uncommon to see us file for a rate increase every three years based on year one being the test year, year two being the rate case filing year, and year three being the rate case award year. However, based on our settlement with the ACC in 2014 and extended new rate phase-in period, we have not initiated the next rate case on this timeline. On March 20, 2019, we filed a motion with the ACC to request an order for certain of our utilities to file a rate case. Thereafter, on April 26, 2019, the ACC issued Decision No. 77168, which requires all of our utilities to file a rate case no later than June 30, 2020, using the twelve months ending December 31, 2019 as the test year for the rate case. Refer to “—Rate Case Activity” for additional information.
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
For our utilities, adjusting for the condemnation of the operations and assets of Valencia and the sale of Willow Valley, the settlement provided for a collective aggregate revenue requirement increase of $3.6 million based on 2011 test year service connections, phased-in over time, with the first increase in January 2015 as follows (in thousands, not updated for the Federal Tax Cuts and Jobs Act (the "TCJA"), refer to "—Recent Events—ACC Tax Docket" for further details):

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
On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah and Northern Scottsdale utilities due to the TCJA. Rate Decision No. 76901 adopted the phase-in approach for the reductions to match the phase-in of our revenue requirement under Rate Decision No. 74364. Additionally, on April 26, 2019, the ACC issued Decision No. 77168, which requires all of our utilities to file a rate case no later than June 30, 2020, using the twelve months ending December 31, 2019 as the test year for the rate case. Refer to "— Recent Events — ACC Tax Docket" and "— Recent Events — ACC Rate Case" for additional information.
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
In addition to ICFAs, we have various line extension agreements with developers and builders, through which funds, water line extensions or wastewater line extensions are provided to us by the developers and are considered refundable advances for construction. These AIACs are subject to refund by us to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility services constructed under the agreement over a specified period. Upon the expiration of the agreements’ refunding period, the remaining balance of the AIAC becomes nonrefundable and at that time is considered CIAC. CIAC is amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, a utility plant funded by AIAC and CIAC is excluded from rate base. The taxability of AIAC and CIAC was changed with the enactment of the TCJA. Previously, the majority of AIAC and CIAC that we collected were not taxable. However, with the enactment of the TCJA, they will be taxable going forward. On November 27, 2018, the ACC ruled that a utility may require that the contributor pay a gross-up to the utility consisting of 55% of the income tax expense with the utility covering the remaining 45% of the income tax expense. For more details regarding the ruling, refer to "—Recent Events — ACC Tax Docket."
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
Sale of Loop 303 Contracts
In September 2013, we entered into an agreement to sell certain wastewater facilities main extension agreements and offsite water management agreements for the contemplated Loop 303 service area, along with their related rights and obligations (which we refer to collectively as the “Loop 303 Contracts”), relating to the 7,000-acre territory within a portion of the western planning area of the City of Glendale, Arizona known as the “Loop 303 Corridor.” Pursuant to the agreement, we sold the Loop 303 Contracts to EPCOR for total proceeds of approximately $4.1 million ($3.1 million of which has been received as of December 31, 2018), which will be paid to us over a multi-year period. As part of the consideration, we agreed to complete certain engineering work required in the offsite water management agreements, which we completed in 2013, thereby satisfying our remaining obligations relating to the Loop 303 Contracts. In April 2015, we received proceeds of approximately $0.3 million related to the sale of the Loop 303 Contracts. We received the remaining $1.0 million in March 2019 and recorded it as other income.
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
Pursuant to Internal Revenue Code §1033, we would have been able to defer the gain on condemnation through the end of 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018, which the IRS approved on August 8, 2017. On August 28, 2018, the Company filed a request to further defer the gain to the end of 2019, which the IRS approved on October 12, 2018. Following the most recent Private Letter Ruling extension, the Company expects an increase in capital expenditures for 2019 compared to 2018 to fully defer the remaining tax liability of approximately $2.0 million as of March 31, 2019.
Recent Events
Line of Credit
On April 20, 2018, we entered into an agreement with MidFirst Bank, a federally chartered savings association, for a two-year revolving line of credit up to $8.0 million. The credit facility, which will be used for acquisitions and general corporate purposes, bears an interest rate of LIBOR plus 2.25%. In April 2019, we signed an amendment to the loan agreement which extends the maturity date from April 30, 2020 to April 30, 2022 and modifies the debt service coverage ratio to match the ratio required by the senior secured notes; all other terms remain unchanged. As of March 31, 2019, we had no outstanding borrowings under this credit line.
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
ACC Tax Docket

On December 20, 2017, the ACC opened a docket to address the utility ratemaking implications of the TCJA. The ACC considered the impact for regulated utilities, as it was expected that certain effects of the TCJA add to rate base and others reduce rate base. Numerous companies, including our regulated utilities, filed comments with the ACC in January 2018. The ACC subsequently approved an order in February 2018 requiring Arizona utilities to apply regulatory accounting treatment, which includes the use of regulatory assets and regulatory liabilities, to address all impacts from the enactment of the TCJA. The order also required certain utilities (including all of our currently operating regulated utilities other than Eagletail, Turner and Red Rock) to have made one of the following three types of filings by April 7, 2018: 1) file an application for a tax expense adjustor mechanism, 2) file an intent to file a rate case within 90 days, or 3) any such other application to address rate making implications of the TCJA.

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

On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities due to the TCJA.  Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of our revenue requirement under the Rate Decision No. 74364 enacted in February 2014. In 2018, the aggregate annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities was approximately $782,000. In 2021, the final year of the phase-in, the aggregate annual reductions in revenue for our Santa Cruz, Palo Verde, Tonopah, and Northern Scottsdale utilities will be approximately $1.1 million. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the difference of the fully phased-in rates to be applied in 2021 versus the phased-in rates refunded in 2018.

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

Previously, the ACC Chairman noted that there may be some unintended consequences related to the tax treatment of CIACs and AIACs, which are now taxable with the enactment of the TCJA. Following receipt of comments from various parties, including from us, and a recommendation from the ACC Staff, the ACC adopted an order in November 2018 relating to the funding for income taxes on CIACs and AIACs that provides for the following: 1) requires that under the hybrid sharing method, a contributor will pay a gross-up to the utility consisting of 55% of the income tax expense with the utility covering the remaining 45% of the income tax expense; 2) removes the full gross-up method option for Class A and B utilities and their affiliates (which includes all of our utilities); 3) ensures proper ratemaking treatment of a utility using the self-pay method; 4) clarifies that pass-through entities that are owned by a “C” corporation can recover tax expense according to methods allowed; and 5) requires Class A and B utilities to self-pay the taxes associated with hook-up fee contributions but permits using a portion of the hook-up fees to fund these taxes. The ACC amended the November order by issuing Decision No. 77084 on February 20, 2019 and Decision No. 77104 on February 28, 2019, which imposed additional limits on grossing up CIAC, which we do not believe will be material to us, and modified certain provisions for Class C utilities.

ACC Rate Case

On March 20, 2019, we filed a motion with the ACC to request an order for certain of our utilities to file a rate case. Thereafter, on April 26, 2019, the ACC issued Decision No. 77168, which requires all of our utilities to file a rate case no later than June 30, 2020, using the twelve months ending December 31, 2019 as the test year for the rate case. The outcome of the new rate case cannot be predicted, but we anticipate that new rates would not take effect before the second half of 2021. We are in the initial stages of evaluating and preparing for the rate case, but we anticipate requesting a moderate increase in rates. There is no guarantee that the ACC will approve a rate increase or whether the ACC will take any other actions as a result of the rate case, including a decision to decrease future rates.
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

Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2019	2018
Revenues	$7,723	$7,425
Operating expenses	6,524	6,061
Operating income	1,199	1,364
Total other expense	(208)	(903)
Income before income taxes	991	461
Income tax expense	(342)	(141)
Net income	$649	$320

Basic earnings per common share	$0.03	$0.02
Diluted earnings per common share	$0.03	$0.02
Revenues – The following table summarizes our revenues for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Water services	$3,138	$3,115
Wastewater and recycled water services	4,569	4,297
Unregulated revenues	16	13
Total revenues	$7,723	$7,425

Total revenues increased $0.3 million, or 4.0%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in revenue reflects the 11.7% increase in active service connections, inclusive of the 2.4% increase due to the Turner acquisition and 4.5% due to the Red Rock acquisition, combined with the increase in rates related to Rate Decision No. 74364 in February 2014, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Partially offsetting this increase was a $0.2 million decrease in revenue due to the approved rate reduction pursuant to Rate Decision No. 76901 in September 2018 by the ACC resulting from the TCJA. Refer to "—Recent Events — ACC Tax Docket."
Water Services – Water services revenue increased slightly by $23,000, or 0.7%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in water service revenues was partially offset by a decrease of $0.1 million due to the TCJA.
Water services revenue based on consumption decreased by $0.1 million, or 12.2%, to $0.9 million for the three months ended March 31, 2019 compared to $1.1 million for the three months ended March 31, 2018. The decrease in consumption revenue was primarily driven by decreases in irrigation and residential consumption for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Active water connections increased 13.9% to 22,924 as of March 31, 2019 from 20,128 as of March 31, 2018, due to organic growth in our service areas (943 connections, or 4.7%) as well as the acquisitions of Turner (963 connections, or 4.8%) and Red Rock (890 connections, or 4.4%).

Water consumption increased 0.8% to 414 million gallons for the three months ended March 31, 2019 from 411 million gallons for the three months ended March 31, 2018. The increase in consumption was primarily related to the acquisitions of Turner and Red Rock. The increase due to acquisitions was partially offset by decreases in residential and irrigation consumption due to increased precipitation.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.2 million, or 8.8%, to $2.1 million for the three months ended March 31, 2019 compared to $2.0 million for the three months ended March 31, 2018. Of the $0.2 million increase, $0.1 million was due to the Turner acquisition and $0.1 million was due to the Red Rock acquisition. The remaining increase related to increases in active service connections, combined with an increase in rates related to Rate Decision No. 74364.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.3 million, or 6.3%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in wastewater and recycled water services revenue was comprised of a $0.3 million increase in wastewater services revenue (inclusive of a $0.2 million increase due to Red Rock) partially offset by a $65,000 decrease in recycled water services revenue and a decrease of $136,000 due to the approved rate reduction pursuant to Rate Decision No. 76901 resulting from the TCJA. The increase in wastewater services revenue reflects the increase in active wastewater connections, which increased 9.3% to 21,228 (inclusive of 877 connections due to the Red Rock acquisition) as of March 31, 2019 from 19,414 as of March 31, 2018, as well as the increase in rates related to Rate Decision No. 74364.
Recycled water services revenue, which is based on the number of gallons delivered, decreased $65,000, or 45.0%, to $0.1 million for the three months ended March 31, 2019. The decrease in recycled water services revenue was primarily related to the decrease in volume of recycled water delivered, which decreased to 57 million gallons for the three months ended March 31, 2019 compared to 113 million for the three months ended March 31, 2018. The decrease in gallons delivered was primarily due to higher precipitation and lower average temperature during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Operating Expenses – The following table summarizes our operating expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Operations and maintenance	$1,723	$1,509
Operations and maintenance - related party	415	356
General and administrative	2,375	2,397
Depreciation	2,011	1,799
Total operating expenses	$6,524	$6,061

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, increased $0.2 million, or 14.2%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Total personnel expenses increased $0.1 million, or 13.4%, to $0.5 million for the three months ended March 31, 2019 compared to $0.4 million for the three months ended March 31, 2018, primarily due to the Turner and Red Rock acquisitions.
Repairs and maintenance expenses increased $44,000 to $85,000 for the three months ended March 31, 2019 compared to $41,000 for the three months ended March 31, 2018, primarily driven by lower expenses in 2018 due to new construction of additional capacity to a wastewater plant, combined with the Turner and Red Rock acquisitions.
Property tax expense increased $38,000, or 7.4%, to $0.6 million for the three months ended March 31, 2019 compared to $0.5 million for the three months ended March 31, 2018. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical revenues. As revenues increase, we expect that property taxes will increase. The increase is also partially due to the Turner and Red Rock acquisitions.
Contract services increased $37,000 to $76,000 for the three months ended March 31, 2019 compared to $39,000 for the three months ended March 31, 2018, primarily due to the Red Rock acquisition.

Utilities power and related expenses increased $27,000, or 7.7%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase is mainly due to the acquisitions of Turner and Red Rock.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs decreased $22,000, or 0.9%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Deferred compensation expense was $0.2 million for the three months ended March 31, 2019, compared to income of $34,000 for the three months ended March 31, 2018. The change was primarily related to a forefeiture of stock appreciation rights which occurred in the three months ended March 31, 2018, coupled with a $0.33 decrease in stock price for the three months ended March 31, 2019, compared to a $0.37 decrease for the three months ended March 31, 2018. The change was also caused by an increase in vesting of stock appreciation rights.
Professional fees decreased $0.2 million to $0.4 million for the three months ended March 31, 2019, compared to $0.6 million for the three months ended March 31, 2018. The decrease was primarily related to expenses associated with strategic initiatives and TCJA analysis performed during the three months ended March 31, 2018.
Other Expense – Other expense totaled $0.2 million for the three months ended March 31, 2019 compared to other expense of $0.9 million for the three months ended March 31, 2018. The decrease of $0.7 million in other expense was primarily attributed to the receipt of $1.0 million relating to the Loop 303 Contracts, partially offset by a decrease in the Valencia earnout of $0.2 million and the increase in total interest expense of $0.1 million. The Valencia earnout consists of $3,000 for each new water meter installed within Valencia Water Company’s prior service areas. This decrease was driven by slowed growth in our former service territory.
Other – related party income (expense) changed $29,000 to income of $27,000 for the three months ended March 31, 2019 compared to an expense of $2,000 for the three months ended March 31, 2018. Other – related party income (expense) includes royalty income based upon a percentage of certain FATHOM™ recurring revenue combined with the equity method gains and losses associated with our equity method investment in FATHOM™. The change in other – related party income (expense) was primarily driven by the equity method loss recorded on our investment in FATHOM™ of $70,000 for the three months ended March 31, 2019 compared to a loss of $110,000 for the three months ended March 31, 2018. Refer to Note 6 — “Equity Method Investment” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information. The change in Other – related party income (expense) was slightly offset by a $11,000 decrease in royalty income for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Income Tax Expense – Income tax expense increased $0.2 million to $0.3 million for the three months ended March 31, 2019 compared to $0.1 million for the three months ended March 31, 2018. The increase was driven by an increase in pretax income.
Net Income – Net income totaled $0.6 million for the three months ended March 31, 2019 compared to net income of $0.3 million for the three months ended March 31, 2018. The $0.3 million increase was primarily attributed to the $0.7 million decrease in total other expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, partially offset by the $0.2 million decrease in operating income.

Outstanding Share Data
As of May 6, 2019, there were 21,532,834 shares of our common stock outstanding and options to acquire an additional 495,896 shares of our common stock outstanding.
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
As of March 31, 2019, we have no notable near-term cash expenditures or debt obligations. While specific facts and circumstances could change, we believe that we have sufficient cash on hand, the ability to draw on the $8.0 million revolver, and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan as well as remain in compliance with our debt covenants for at least the next twelve months.
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
For the three months ended March 31, 2019, our net cash provided by operating activities totaled $3.8 million compared to $4.0 million for the three months ended March 31, 2018. The $0.2 million decrease in cash from operating activities was primarily driven by the increase in payments related to accounts payable of $1.1 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This decrease was partially offset by increases in net income of $0.3 million and depreciation of $0.2 million.
Cash from Investing Activities
Our net cash used in investing activities totaled $1.8 million for the three months ended March 31, 2019 compared to $1.1 million for the three months ended March 31, 2018. The $0.7 million increase in cash used in investing activities was primarily driven by an increase in capital expenditures of $0.7 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
We continue to invest capital prudently in our existing, core service areas where we are able to deploy our Total Water Management model as service connections grow. This includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. Following the most recent Private Letter Ruling extension, we expect an increase in capital expenditures for 2019 compared to 2018 to fully defer the remaining tax liability of approximately $2.0 million as of March 31, 2019 (refer to “—Corporate Transactions—Private Letter Ruling”). Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.
Cash from Financing Activities
Our net cash used in financing activities totaled $1.4 million for the three months ended March 31, 2019, a $0.2 million increase as compared to the $1.2 million in cash used in financing activities for the three months ended March 31, 2018. This change was primarily driven by an increase in dividends paid of $0.1 million, coupled with a decrease in AIAC of $47,000, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.
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

The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of March 31, 2019, the Company was in compliance with its financial debt covenants.
Debt issuance costs as of both March 31, 2019 and December 31, 2018 were $0.6 million.
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
Borrowings under the Loan Agreement will bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.25%. The original scheduled maturity date of April 30, 2020, subject to certain prepayment requirements upon a change of control, was extended in April 2019 to April 30, 2022.
The Loan Agreement contains a debt service coverage ratio financial maintenance covenant and contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants are subject to various qualifications and limitations as set forth in the Loan Agreement. Pursuant to the Loan Agreement, the revolving credit facility will be subject to certain customary events of default after which the revolving credit facility may be declared due and payable if not cured within the grace period or, in certain circumstances, may be declared due and payable immediately. Refer to Note 12 — "Debt" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information. As of March 31, 2019, the Company was in compliance with its financial debt covenants.
As of March 31, 2019, the Company had no outstanding borrowings under this credit line. The Company incurred no debt issuance costs as of March 31, 2019 and $0.1 million as of December 31, 2018.
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

There have been no significant changes to our critical accounting policies from those disclosed under “Managements’ Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies, Judgments, and Estimates” in our most recent Annual Report on Form 10-K filed with the SEC on March 7, 2019 other than as disclosed below.

On January 1, 2019, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, using the modified retrospective approach. The Company identified its sources of revenue streams that fall within the scope of this guidance and applied the five-step model to all qualifying revenue streams to determine when to recognize revenue. Refer to Note 3 — "Revenue Recognition" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.
Off Balance Sheet Arrangements
As of March 31, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements.
Contractual Obligations
The following table summarizes our contractual cash obligations as of March 31, 2019 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt obligations	$115,030	$4	$1,927	$7,668	$105,431
Interest on long-term debt (2)	62,006	5,212	10,421	10,288	36,085
Capital lease obligations	277	53	155	69	—
Interest on capital lease	37	13	21	3	—
Operating lease obligations	623	164	428	31	—
FATHOM™ purchase obligations(3)	350	350	—	—	—
Total (1)	$178,323	$5,796	$12,952	$18,059	$141,516

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

(3)
The Company entered into an agreement with FATHOM™ to replace a majority of its meter infrastructure in 2016. This project was completed in 2017. The final amount to be paid is pending completion pursuant to the terms of the agreement. Refer to Note 9 – “Transactions with Related Parties” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices, and interest rates. The Company uses fixed-rate long-term debt to reduce the risk from interest rate fluctuations. Although the Company’s currently outstanding long-term debt is based on fixed rates, changes in interest rates could impact the fair market value of such long-term debt.  As of March 31, 2019, the fair market value of the Company’s long-term debt was $111.8 million.  For additional information about the Company’s long-term debt, refer to Note 12 — “Debt” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

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
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may, from time to time, be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. To our knowledge, we are not involved in any legal proceeding which is expected to have a material effect on us.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10 K for the year ended December 31, 2018. There have been no material changes in our risk factors from those discussed in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended March 31, 2019.

b) Use of Proceeds
None.
c) Issuer Purchases of Equity Securities
None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

2.1.1	Arrangement Agreement	Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed January 19, 2016.

2.1.2	Plan of Arrangement	Incorporated by reference to Exhibit 2.1.2 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed April 13, 2016.

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 4, 2016.

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed May 4, 2016.

10.1	First Amendment to Loan Agreement, dated April 1, 2019, by and between Global Water Resources, Inc. and MidFirst Bank	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Water Resources, Inc.

Date:	May 8, 2019	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)