Form 10-Q
period 2019-06-30
Global Water Resources, Inc.
filed 2019-08-08
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 5, 2019, the registrant had 21,536,834 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	317,635	312,148
Less accumulated depreciation	(88,677)	(85,093)
Net property, plant and equipment	228,958	227,055
CURRENT ASSETS:
Cash and cash equivalents	11,285	12,756
Accounts receivable — net	1,624	1,488
Due from affiliates	510	406
Unbilled revenue	2,333	1,998
Prepaid expenses and other current assets	762	686
Total current assets	16,514	17,334
OTHER ASSETS:
Goodwill	3,559	2,639
Intangible assets — net	12,968	12,972
Regulatory asset	1,754	1,793
Deposits	128	128
Restricted cash	482	441
Equity method investment	—	79
Other noncurrent assets	23	20
Total other assets	18,914	18,072
TOTAL ASSETS	264,386	262,461
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	715	604
Accrued expenses	7,300	7,465
Customer and meter deposits	1,434	1,460
Long-term debt and capital leases — current portion	78	47
Total current liabilities	9,527	9,576
NONCURRENT LIABILITIES:
Long-term debt and capital leases	114,582	114,507
Deferred revenue - ICFA	17,365	17,358
Regulatory liability	8,974	8,851
Advances in aid of construction	68,712	67,684
Contributions in aid of construction — net	11,863	10,670
Deferred income tax liabilities — net	4,857	4,350
Acquisition liability	934	934
Other noncurrent liabilities	809	660
Total noncurrent liabilities	228,096	225,014
Total liabilities	237,623	234,590
Commitments and contingencies (Refer to Note 16)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,634,470 and 21,530,470 shares issued as of June 30, 2019 and December 31, 2018, respectively.	216	215
Treasury stock, 97,636 and 59,174 shares at June 30, 2019 and December 31, 2018, respectively.	(1)	(1)
Paid in capital	26,548	27,657
Retained earnings	—	—
Total shareholders' equity	26,763	27,871
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	264,386	262,461
See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Water services	$4,243	$3,916	$7,381	$7,031
Wastewater and recycled water services	4,862	4,518	9,431	8,815
Unregulated revenues	16	2,404	32	2,417
Total revenues	9,121	10,838	16,844	18,263

OPERATING EXPENSES:
Operations and maintenance	1,780	1,621	3,503	3,130
Operations and maintenance - related party	437	404	852	760
General and administrative	2,650	2,820	5,025	5,217
Depreciation	2,009	1,889	4,020	3,688
Total operating expenses	6,876	6,734	13,400	12,795
OPERATING INCOME	2,245	4,104	3,444	5,468

OTHER INCOME (EXPENSE):
Interest income	61	8	118	15
Interest expense	(1,343)	(1,304)	(2,703)	(2,535)
Other	82	154	1,150	477
Other - related party	89	60	116	58
Total other expense	(1,111)	(1,082)	(1,319)	(1,985)

INCOME BEFORE INCOME TAXES	1,134	3,022	2,125	3,483
INCOME TAX EXPENSE	(356)	(766)	(698)	(907)
NET INCOME	$778	$2,256	$1,427	$2,576

Basic earnings per common share	$0.04	$0.11	$0.07	$0.13
Diluted earnings per common share	$0.04	$0.11	$0.07	$0.13
Dividends declared per common share	$0.07	$0.07	$0.14	$0.14

Weighted average number of common shares used in the determination of:
Basic	21,520,461	19,640,295	21,496,014	19,635,805
Diluted	21,526,043	19,683,072	21,510,122	19,676,827

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Three and Six Months Ended June 30, 2018
	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2017	19,631,266	$196	—	$—	$14,288	$376	$14,860
Dividend declared $0.07 per share	—	—	—	—	(695)	(696)	(1,391)
Stock compensation	—	—	—	—	98	—	98
Net income	—	—	—	—	—	320	320
BALANCE - March 31, 2018	19,631,266	$196	—	$—	$13,691	$—	$13,887
Dividend declared $0.07 per share	—	—	—	—	—	(1,395)	(1,395)
Treasury Stock	—	—	(20,673)	—	—	—	—
Stock option exercise	125,000	1	—	—	749	—	750
Stock compensation	—	—	—	—	90	—	90
Net income	—	—	—	—	—	2,256	2,256
BALANCE - June 30, 2018	19,756,266	$197	(20,673)	$—	$14,530	$861	$15,588

	Three and Six Months Ended June 30, 2019
	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2018	21,530,470	$215	(59,174)	$(1)	$27,657	$—	$27,871
Dividend declared $0.07 per share	—	—	—	—	(888)	(649)	(1,537)
Treasury stock	—	—	—	—	—	—	—
Stock option exercise	—	—	—	—	—	—	—
Stock compensation	—	—	—	—	65	—	65
Net income	—	—	—	—	—	649	649
BALANCE - March 31, 2019	21,530,470	$215	(59,174)	$(1)	$26,834	$—	$27,048
Dividend declared $0.07 per share	—	—	—	—	(764)	(778)	(1,542)
Treasury stock	—	—	(38,462)	—	—	—	—
Stock option exercise	104,000	1	—	—	412	—	413
Stock compensation	—	—	—	—	66	—	66
Net income	—	—	—	—	—	778	778
BALANCE - June 30, 2019	21,634,470	$216	(97,636)	$(1)	$26,548	$—	$26,763

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,427	$2,576
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	602	595
Depreciation	4,020	3,688
Amortization of deferred debt issuance costs and discounts	59	22
Loss on equity investment	79	160
Other gains	(2)	(28)
Provision for doubtful accounts receivable	18	(3)
Deferred income tax expense	507	852
Changes in assets and liabilities
Accounts receivable	(154)	(53)
Other current assets	(515)	(420)
Accounts payable and other current liabilities	(558)	(148)
Other noncurrent assets	37	—
Other noncurrent liabilities	194	(1,942)
Net cash provided by operating activities	5,714	5,299

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,858)	(2,458)
Cash paid for acquisitions, net of cash acquired	—	(2,620)
Other cash flows from investing activities	2	64
Net cash used in investing activities	(4,856)	(5,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,078)	(2,786)
Advances in aid of construction	465	382
Proceeds from stock option exercise	413	750
Principal payments under capital lease	(29)	(8)
Refunds of advances for construction	(11)	—
Loan borrowings	31	—
Loan repayments	(39)	(7)
Debt issuance costs paid	(40)	(39)
Net cash used in financing activities	(2,288)	(1,708)
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,430)	(1,423)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	13,197	5,685
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$11,767	$4,262

See accompanying notes to the condensed consolidated financial statements

Supplemental disclosure of cash flow information:

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$11,285	$3,778
Restricted Cash	482	484
Total cash, cash equivalents, and restricted cash	$11,767	$4,262

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 are unaudited. The December 31, 2018 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018. In our opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.
On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company, Inc. ("Valencia") to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. The Company received growth premiums of $0.1 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.1 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

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
Pursuant to Internal Revenue Code §1033, the Company would have been able to defer the gain on condemnation through the end of 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018, which the IRS approved on August 8, 2017. On August 28, 2018, the Company filed a request to further defer the gain to the end of 2019, which the IRS approved on October 12, 2018. Following the most recent Private Letter Ruling extension, the Company expects an increase in capital expenditures for 2019 compared to 2018 to fully defer the remaining tax liability of approximately $1.8 million as of June 30, 2019.
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
Arizona Corporation Commission (the “ACC”) Tax Docket
The Company had regulatory assets of $1.8 million at both June 30, 2019 and December 31, 2018, and regulatory liabilities of $0.6 million at both June 30, 2019 and December 31, 2018 related to the Federal Tax Cuts and Jobs Act (the "TCJA") signed into law on December 22, 2017. Under ASC 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred income taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers.
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
Rate Decision No. 76901, however, did not address the impacts of the TCJA on accumulated deferred income taxes (“ADIT”), including excess ADIT (“EADIT”).  The ACC requested the Company to submit a proposal by December 19, 2018 regarding the impact of the TCJA on its ADIT as of January 1, 2018, and the related EADIT amortization methods for both the plant-related (the protected element of EADIT) and the non-plant related (the unprotected portion of EADIT) assets, as appropriate. On December 19, 2018, the Company submitted the required filing and proposed that as part of a required July 1, 2019 filing, it would propose revised tariffs that incorporate the appropriate rate impacts. The Company made its filing proposing revised tariffs on June 14, 2019. ACC Staff reviewed the filing and requested that the Company defer tariff revisions until such revisions can be considered in the next rate case. ACC Staff also requested that the Company defer consideration of the regulatory assets and regulatory liabilities associated with 2018 EADIT amortization. On July 18, 2019, the Company made a filing proposing these items be deferred to the next rate case. Refer to " — Recent Rate Case Activity — ACC Rate Case" for additional information regarding the Company's next rate case.

Previously, the ACC Chairman noted that there may be some unintended consequences related to the tax treatment of contributions in aid of construction ("CIAC") and advances in aid of construction ("AIAC"), which are now taxable with the enactment of the TCJA. Following receipt of comments from various parties, including from us, and a recommendation from the ACC Staff, the ACC adopted an order in November 2018 relating to the funding for income taxes on CIACs and AIACs that provides for the following: 1) requires that under the hybrid sharing method, a contributor will pay a gross-up to the utility consisting of 55% of the income tax expense with the utility covering the remaining 45% of the income tax expense; 2) removes the full gross-up method option for Class A and B utilities and their affiliates (which includes all of our utilities); 3) ensures proper ratemaking treatment of a utility using the self-pay method; 4) clarifies that pass-through entities that are owned by a “C” corporation can recover tax expense according to methods allowed; and 5) requires Class A and B utilities to self-pay the taxes associated with hook-up fee contributions but permits using a portion of the hook-up fees to fund these taxes. The ACC amended the November order by issuing Decision No. 77084 on February 20, 2019 and Decision No. 77104 on February 28, 2019, which imposed additional limits on grossing up CIAC, which we do not believe will be material to us.

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

Significant Accounting Policies
Basic and Diluted Earnings per Common Share
As of June 30, 2019, the Company had 390,796 options outstanding to acquire an equivalent number of shares of GWRI common stock. Although at June 30, 2019 there were no options outstanding from the 2016 option grant, included within the calculation of diluted earnings per share were 5,582 and 14,108 common share equivalents for the three and six months ended June 30, 2019, respectively. The 390,796 options outstanding from the 2017 option grant were not included for the three and six months ended June 30, 2019 dilutive earnings per share calculation, as to do would be antidilutive. Refer to Note 14 – “Deferred Compensation Awards” for additional information regarding the option grants.
As of June 30, 2018, the Company had 555,500 options outstanding to acquire an equivalent number of shares of GWRI common stock. The 150,000 options outstanding from the 2016 option grant equated to 42,777 and 41,022 common share equivalents for the three and six months ended June 30, 2018, respectively, which were included within the calculation of diluted earnings per share for the three and six months ended June 30, 2018. The 405,500 options outstanding from the 2017 option grant were not included for the three and six months ended June 30, 2018 dilutive earnings per share calculation, as to do would be antidilutive. Refer to Note 14 – “Deferred Compensation Awards” for additional information regarding the option grants.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or "ASC 606"), which completes the joint effort between the FASB and International Accounting Standards Board to converge the recognition of revenue between the two boards. The new standard affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets not included within other FASB standards. The guiding principal of the new standard is that an entity should recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled for the delivery of goods and services. ASU 2014-09 may be adopted using either of two acceptable methods: (1) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (2) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures. To assess at which time revenue should be recognized, an entity should use the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Due to qualifying as an emerging growth company, the Company adopted ASC 606 on January 1, 2019. The Company concluded its evaluation of the new revenue standards and implemented it on January 1, 2019 using the modified retrospective method for all contracts. The reported results for the first and second quarters of 2019 reflect the application of ASC 606 guidance, while prior period amounts were not adjusted and continue to be reported in accordance with the accounting standard in effect for those periods. The adoption of ASC 606 had no significant impact on the timing of revenue recognition compared to previously reported results; however, enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows arising from contracts with customers were made. Refer to Note 3 — "Revenue Recognition" of the notes to the unaudited condensed consolidated financial statements for additional information.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”). ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. Due to qualifying as an emerging growth company, the Company adopted ASU 2016-18 during the first quarter of 2019 and applied the standard retrospectively for all periods presented. Accordingly, for the six months ended June 30, 2018, the Company included restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows and removed the change in restricted cash from the cash flows from investing activities. This change resulted in a decrease in net cash used in investing activities of $47,000 as of June 30, 2018.
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
2. REGULATORY DECISION AND RELATED ACCOUNTING AND POLICY CHANGES
Our regulated utilities and certain other balances are subject to regulation by the ACC and meet the requirements for regulatory accounting found within Accounting Standards Codification 980, Regulated Operations ("ASC 980").
In accordance with ASC 980, rates charged to utility customers are intended to recover the costs of the provision of service plus a reasonable return in the same period. Changes to the rates are made through formal rate applications with the ACC, which we have done for all of our operating utilities as described below.
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
As of June 30, 2019 and December 31, 2018, ICFA deferred revenue recorded on the consolidated balance sheet totaled $17.4 million, which represents deferred revenue recorded for ICFA funds received on contracts that had become due prior to Rate Decision No. 74364. Refer to Note 3 — "Revenue Recognition" of the notes to the unaudited condensed consolidated financial statements for additional discussion regarding ICFA revenue.
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
The Company recorded regulatory liabilities in the amount of $9.0 million, of which $7.9 million relates to the offset of intangible assets related to ICFA contracts obtained in connection with our Santa Cruz, Palo Verde, and Sonoran acquisitions, and the remaining $1.1 million relates to the TCJA rate reduction mandated by the ACC pursuant to Rate Decision No. 76901.

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
Regulated Revenue
The Company's operating revenues are primarily attributable to regulated services based upon tariff rates approved by the ACC. Regulated service revenues consist of amounts billed to customers based on approved fixed monthly fees and consumption fees, as well as unbilled revenues estimated from the last meter reading date to the end of the accounting period utilizing historical customer data recorded as accrued revenue. The measurement of sales to customers is generally based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, the Company estimates consumption since the date of the last meter reading and a corresponding unbilled revenue is recognized. The unbilled revenue estimate is based upon the number of unbilled days that month and the average daily customer billing rate from the previous month (which fluctuates based upon customer usage). The Company applies the invoice practical expedient and recognizes revenue from contracts with customers in the amount for which the Company has a right to invoice. The Company has the right to invoice for the volume of consumption, service charge, and other authorized charges.
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
Disaggregated Revenues
For the three and six months ended June 30, 2019 and 2018, disaggregated revenues from contracts with customers by major source and customer class are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REGULATED REVENUE
Water Services
Residential	$2,968	$2,722	$5,501	$5,221
Irrigation	843	843	1,132	1,089
Commercial	195	250	355	415
Construction	37	81	67	138
Other water revenues	200	20	326	168
Total water revenues	4,243	3,916	7,381	7,031
Wastewater and recycled water services
Residential	4,230	3,740	8,405	7,591
Commercial	227	206	449	403
Recycled water revenues	303	280	383	425
Other wastewater revenues	102	292	194	396
Total wastewater and recycled water revenues	4,862	4,518	9,431	8,815
TOTAL REGULATED REVENUE	9,105	8,434	16,812	15,846
UNREGULATED REVENUE
ICFA revenues	—	2,388	—	2,388
Rental revenues	16	16	32	29
TOTAL UNREGULATED REVENUE	16	2,404	32	2,417
TOTAL REVENUE	$9,121	$10,838	$16,844	$18,263
Contract Balances
Our contract assets and liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
CONTRACT ASSETS
Accounts receivable
Water services	$938	$795
Wastewater and recycled water services	820	838
Total contract assets[1]	$1,758	$1,633
CONTRACT LIABILITIES
Deferred revenue - ICFA	$17,365	$17,358
Refund liability - regulated[2]	440	340
Total contract liabilities	$17,805	$17,698

(1)	The increase in accounts receivable was primarily due to normal timing differences between performance and customer payments.

(2)
The increase in refund liability is due to the phase-in approach approved in Rate Decision No. 76901. Refer to Note 1—"Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions — ACC Tax Docket" of the notes to the unaudited condensed consolidated financial statements for further details.

Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $17.4 million at both June 30, 2019 and December 31, 2018. Deferred revenue is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. Due to the uncertainty of future events, the Company is unable to estimate when to expect recognition of deferred revenue.

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at June 30, 2019 and December 31, 2018 consist of the following (in thousands):

	June 30, 2019	December 31, 2018	Average Depreciation Life (in years)
Mains/lines/sewers	$132,606	$131,768	47
Plant	85,513	81,471	25
Equipment	35,060	37,392	10
Meters	13,673	13,606	12
Furniture, fixture and leasehold improvements	371	371	8
Computer and office equipment	690	639	5
Software	241	241	3
Land and land rights	931	897
Other	557	589
Construction work-in-process	47,993	45,174
Total property, plant and equipment	317,635	312,148
Less accumulated depreciation	(88,677)	(85,093)
Net property, plant and equipment	$228,958	$227,055

5. ACCOUNTS RECEIVABLE
Accounts receivable as of June 30, 2019 and December 31, 2018 consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Billed receivables	$1,757	$1,633
Less allowance for doubtful accounts	(133)	(145)
Accounts receivable – net	$1,624	$1,488
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
The carrying value of the FATHOM™ investment consisted of a balance of zero as of June 30, 2019 and $0.1 million as of December 31, 2018, and reflects our initial investment, the adjustments related to subsequent rounds of financing, and our proportionate share of FATHOM™'s cumulative earnings.
7. ACQUISITIONS
Acquisition of Turner
On May 30, 2018, the Company acquired all of the equity of Turner, a rate regulated non-potable irrigation water utility in Mesa, Arizona, for total consideration of $2.8 million. This acquisition is consistent with the Company's declared strategy of making accretive acquisitions. At the time of acquisition, Turner had 963 residential irrigation connections and approximately seven square miles of service area. The acquisition was accounted for as a business combination under ASC 805, "Business Combinations." The purchase price was allocated to the acquired utility assets and liabilities assumed based on the seller's book value at acquisition as the historical cost of these assets and liabilities will be the amounts that will continue to be reflected in customer rates.

Final purchase price allocation of the net assets acquired in the transaction is as follows (in thousands):

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
The acquisition was accounted for as a business combination. The purchase price was allocated to the acquired utility assets and liabilities assumed based on the seller's book value at acquisition as the historical cost of these assets and liabilities will be the amounts that will continue to be reflected in customer rates. We are in the process of finalizing the purchase price allocation. Based on additional information obtained during the quarter ended June 30, 2019, the initial fair value of net assets decreased $0.9 million, with a corresponding increase to goodwill of $0.9 million.

A preliminary purchase price allocation of the net assets acquired in the transaction, reflecting additional information discussed above is as follows (in thousands):

Net assets acquired:
Accounts receivable	$111
Gross property, plant and equipment	19,841
Construction work-in-progress	748
Accumulated depreciation	(6,084)
Prepaids	12
Intangibles[1]	196
Accounts payable	(26)
Other taxes	(14)
Other accrued liabilities	(47)
Customer and meter deposits	(76)
AIAC	(3,423)
CIAC - Net	(7,397)
Total net assets assumed	3,841
Goodwill	2,010
Total purchase price	$5,851

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
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of June 30, 2019, the goodwill balance of $3.6 million related to the Turner and Red Rock acquisitions. There were no indicators of impairment identified as a result of the Company's review of events and circumstances related to its goodwill subsequent to the acquisitions. Based on our annual impairment testing performed on November 1st, no impairment was recorded. Refer to Note 7 — "Acquisitions" of the notes to the unaudited condensed consolidated financial statements for additional discussion.
Intangible Assets

As of June 30, 2019 and December 31, 2018 intangible assets consisted of the following (in thousands):

	June 30, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532	$—	$1,532	$1,532	$—	$1,532
Intangible trademark	13	—	13	13	—	13
Franchise contract rights	129	—	129	134	—	134
Organization intangible	67	—	67	66	—	66
	1,741	—	1,741	1,745	—	1,745
DEFINITE LIVED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(12,154)	5,824	17,978	(12,154)	5,824
Sonoran contract rights	7,406	(2,003)	5,403	7,406	(2,003)	5,403
	25,384	(14,157)	11,227	25,384	(14,157)	11,227
Total intangible assets	$27,125	$(14,157)	$12,968	$27,129	$(14,157)	$12,972
A Certificate of Convenience & Necessity ("CC&N") is a permit issued by the ACC allowing a public service corporation to serve a specified area, and preventing other public service corporations from offering the same services within the specified area. The CP Water CC&N intangible asset was acquired through the acquisition of CP Water Company in 2006. CC&N permits are expected to be renewable indefinitely.
Franchise contract rights and organization intangible relate to our 2018 acquisition of Red Rock. Franchise contract rights are agreements with Pima and Pinal counties that allow the Company to place infrastructure in public right-of-way and permits expected to be renewable indefinitely. The organization intangible represents fees paid to federal or state governments for the privilege of incorporation and expenditures incident to organizing the corporation and preparing it to conduct business. Refer to Note 7 — "Acquisitions" of the notes to the unaudited condensed consolidated financial statements for additional discussion.
Acquired ICFAs and contract rights related to our 2005 acquisition of Sonoran Utility Services, LLC assets are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. No amortization was recorded for these balances for the three and six months ended June 30, 2019 and 2018.
9. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a shareholder and director of the Company. Medical claims paid to the plan were approximately $0.1 million for each of the three months ended June 30, 2019 and 2018. Medical claims paid to the plan were approximately $0.2 million for each of the six months ended June 30, 2019 and 2018.

As GWM was previously owned by the Company, it has historically provided billing, customer service, and other support services for the Company’s regulated utilities pursuant to a services agreement with GWM whereby the Company has agreed to use the FATHOM™ platform for all of its regulated utility services through December 31, 2026. On November 17, 2016, the scope of services was expanded to include a meter replacement program of approximately $11.4 million, wherein the Company replaced a majority of its meter infrastructure. As of June 30, 2019, $11.1 million has been paid to GWM in connection with the meter exchange program, and $0.4 million remains to be paid to GWM pending completion pursuant to the terms of the services agreement. Amounts collected by GWM from the Company’s customers that GWM has not yet remitted to the Company are included within the “Due from affiliates” caption on the Company’s consolidated balance sheet. As of June 30, 2019 and December 31, 2018, the unremitted balance totaled $0.5 million and $0.4 million, respectively. Based on current service connections, annual fees to be paid to GWM for FATHOM™ services in 2019 are expected to be approximately $1.7 million at a rate of $6.43 per water account/month, which is subject to annual adjustments based on the terms of the agreement. For each of the three months ended June 30, 2019 and 2018, the Company incurred FATHOM™ service fees of approximately $0.4 million. For the six months ended June 30, 2019 and 2018, the Company incurred FATHOM™ service fees of approximately $0.9 million and $0.8 million, respectively.
The services agreement is automatically renewable for successive 10-year periods, unless notice of termination is given prior to any renewal period. The services agreement may be terminated by either party for default only and the termination of the services agreement will also result in the termination of the royalty payments (described below) payable to the Company. Pursuant to the purchase agreement for the sale of GWM, the Company is entitled to quarterly royalty payments based on a percentage of certain of GWM’s recurring revenues for a 10-year period, up to a maximum of $15.0 million, of which $2.2 million has been received over the five year period ended June 30, 2019. The Company made the election to record these quarterly royalty payments prospectively in income as the amounts are earned. Royalties recorded within other income totaled approximately $0.1 million for each of the three months ended June 30, 2019 and 2018, and $0.2 million for each of the six months ended June 30, 2019 and 2018.
10. ACCRUED EXPENSES
Accrued expenses at June 30, 2019 and December 31, 2018 consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Deferred compensation	$2,093	$2,305
Property taxes	1,104	1,073
Meter replacement - related party	350	350
Interest	476	478
Dividend payable	514	512
Asset retirement obligation	555	555
Accrued Bonus	377	325
Other accrued liabilities	1,831	1,867
Total accrued expenses	$7,300	$7,465

11. FAIR VALUE
Fair Value of Financial Instruments
FASB ASC 820 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company's assumptions (unobservable inputs). The hierarchy consists of three levels, as follows:

•	Level 1 - Quoted market prices in active markets for identical assets or liabilities

•	Level 2 - Inputs other than Level 1 that are either directly or indirectly observable

•	Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that the Company believes market participants would use.

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
HUF Funds - restricted cash(1)	$—	$47	$—	$47	$—	$9	$—	$9
Certificate of Deposit(2)	3,000	—	—	3,000	3,000	—	—	3,000
Demand Deposit(2)	5,095	—	—	5,095	7,043	—	—	7,043
Certificate of Deposit - Restricted(1)	—	434	—	434	—	432	—	432
Long-term debt(3)	—	115,342	—	115,342	—	107,860	—	107,860
Total	$8,095	$115,823	$—	$123,918	$10,043	$108,301	$—	$118,344

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
12. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30, 2019		December 31, 2018
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.38% Series A 2016, maturing June 2028	$—	$28,750	$—	$28,750
4.58% Series B 2016, maturing June 2036	—	86,250	—	86,250
1.20% WIFA Loan, maturing October 2032	—	—	3	39
4.65% Harquahala Loan, maturing January 2021	5	6	5	9
4.60% WIFA Loan, maturing March 2037	1	15	1	12
	6	115,021	9	115,060
OTHER
Capital lease obligations	72	187	38	96
Debt issuance costs	—	(626)	—	(649)
Total debt	$78	$114,582	$47	$114,507
 2016 Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter. The proceeds of the senior secured notes were primarily used to refinance the previously outstanding long-term tax exempt bonds, which were subject to an early redemption option at 103%, plus accrued interest, as a result of our initial public offering in the United States. As part of the refinancing of the long-term debt, the Company paid a prepayment penalty of $3.2 million and wrote off the remaining $2.2 million in capitalized loan fees related to the tax exempt bonds, which were recorded as additional interest expense in the second quarter of 2016. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. Debt issuance costs as of both June 30, 2019 and December 31, 2018 were $0.6 million.

The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of June 30, 2019, the Company was in compliance with its financial debt covenants.
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
Revolving Credit Line
On April 20, 2018, the Company entered into an agreement with MidFirst Bank, a federally chartered savings association, for a two-year revolving line of credit up to $8.0 million, set to expire on April 30, 2020. The credit facility bears an interest rate of LIBOR plus 2.25%. As of June 30, 2019, the Company had no outstanding borrowings under this credit line. There were $95,000 unamortized debt issuance costs as of June 30, 2019 and $137,000 as of December 31, 2018. In April 2019, the Company signed an amendment which extends the maturity of the line of credit to April 30, 2022 and modifies the debt service coverage ratio to match the ratio required by the senior secured notes discussed above; all other terms remain unchanged. As of June 30, 2019, we had no outstanding borrowings under this credit line.
The revolving credit line requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The revolving credit line also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. As of June 30, 2019, the Company was in compliance with its financial debt covenant.
At June 30, 2019, the remaining aggregate annual maturities of debt and minimum lease payments under capital lease obligations for the years ended December 31 are as follows (in thousands):

	Debt	Capital Lease Obligations
Remaining six months of 2019	$3	$36
2020	7	75
2021	1,920	80
2022	3,834	52
2023	3,834	17
Thereafter	105,430	—
Subtotal	115,028	260
Less: amount representing interest	—	(31)
Total	$115,028	$229
13. INCOME TAXES
During the three months ended June 30, 2019, the Company recorded a tax expense of $0.4 million on pre-tax income of $1.1 million, compared to a tax expense of $0.8 million on pre-tax income of $3.0 million for the three months ended June 30, 2018. During the six months ended June 30, 2019, the Company recorded a tax expense of $0.7 million on pre-tax income of $2.1 million, compared to a tax expense of $0.9 million on pre-tax income of $3.5 million for the six months ended June 30, 2018. The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items. Refer to Note 1 — "Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements" for further details.

14. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.
2016 stock option grant
No stock-based compensation expense was recorded for the three months ended June 30, 2019 and $24,000 was recorded for the three months ended June 30, 2018. No stock-based compensation was recorded for the six months ended June 30, 2019 and $68,000 was recorded for the six months ended June 30, 2018. As of June 30, 2019, 325,000 options have been exercised with none outstanding. Of the 325,000 options exercised, 125,000 shares were exercised utilizing a cashless exercise, which resulted in an increase in shares outstanding of 27,364 as well as 97,636 shares recorded to treasury stock. This resulted in non-cash financing activities of $0.4 million and $0.2 million, respectively, for the six months ended June 30, 2019 and 2018.

2017 stock option grant
Stock-based compensation expense of $66,000 and $67,000 was recorded for the three months ended June 30, 2019 and 2018, respectively, and $131,000 and $121,000 was recorded for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, 8,204 options have been exercised and 66,000 options have been forfeited with 390,796 outstanding.
Phantom stock compensation
The following table details total awards granted and the number of units outstanding as of June 30, 2019 along with the amounts paid to holders of the phantom stock units ("PSUs") for the three and six months ended June 30, 2019 and 2018 (in thousands, except unit amounts):

			Amounts Paid For the Three Months Ended June 30,		Amounts Paid For the Six Months Ended June 30,
Grant Date	Units Granted	Units Outstanding	2019	2018	2019	2018
Q1 2015	28,828	—	—	—	—	22
Q1 2016	34,830	—	—	26	29	53
Q1 2017	22,712	5,678	19	17	38	34
Q1 2018	30,907	18,029	25	23	52	23
Q1 2019	32,190	29,508	27	—	27	—
Total	149,467	53,215	$71	$66	$146	$132
Stock appreciation rights compensation

The following table details the recipients of the stock appreciation rights (“SARs”) awards, the grant date, units granted, exercise price, outstanding units as of June 30, 2019 and amounts paid during the three and six months ended June 30, 2019 and 2018 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Three Months Ended June 30,		Amounts Paid For the Six Months Ended June 30,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2019	2018	2019	2018
Key Executive (1)(3)	Q3 2013	100,000	$1.59	—	$—	$—	$—	$166
Key Executive (1)(4)	Q4 2013	100,000	$2.69	—	—	—	—	183
Members of Management (1)(5)	Q1 2015	299,000	$4.26	178,000	—	—	—	—
Key Executives (2)(6)	Q2 2015	300,000	$5.13	123,000	447	—	447	—
Members of Management (1)(7)	Q3 2017	103,000	$9.40	103,000	—	—	—	—
Members of Management (1)(8)	Q1 2018	33,000	$8.99	33,000	—	—	—	—
Total		935,000		437,000	$447	$—	$447	$349

(1)	The SARs vest ratably over sixteen quarters from the grant date.

(2)	The SARs vest over sixteen quarters, vesting 20% per year for the first three years, with the remainder, 40%, vesting in year four.

(3)	The exercise price was determined by taking the weighted average GWR Global Water Resources Corp. ("GWRC") share price of the five days prior to the grant date of July 1, 2013.

(4)	The exercise price was determined by taking the weighted average GWRC share price of the 30 days prior to the grant date of November 14, 2013.

(5)	The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of February 11, 2015.

(6)	The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of May 8, 2015.

(7)	The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of August 10, 2017.

(8)	The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of March 12, 2018.

For the three months ended June 30, 2019 and 2018, the Company recorded approximately $0.3 million and $0.5 million of compensation expense related to the PSUs and SARs, respectively. For each of the six months ended June 30, 2019 and 2018, the Company recorded approximately $0.4 million of compensation expense related to the PSUs and SARs. Based on GWRI’s closing share price on June 28, 2019 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
Remaining six months of 2019	$219	$59
2020	215	78
2021	110	78
2022	—	31
2023	—	—
Total	$544	$246

15. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the six months ended June 30, 2019 and 2018 (in thousands):

	For the Six Months Ended June 30,
	2019	2018
Supplemental cash flow information:
Cash paid for interest	$2,616	$2,609
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$920	$763
Contributions in aid of construction - loan forgiveness	$31	$—

16. COMMITMENTS AND CONTINGENCIES
Commitments
In September 2018, the Company amended the corporate office lease agreement to include the rental of additional office space for the period of September 1, 2018 through February 28, 2019. In January 2019, the lease agreement was amended to extend the term of the lease, with a commencement date of March 1, 2019 and termination date of May 31, 2022. As such, the Company's monthly rent expense increased to approximately $15,000. Rent expense arising from the operating leases totaled approximately $44,000 and $25,000 for the three months ended June 30, 2019 and 2018, respectively, and $89,000 and $49,000 for the six months ended June 30, 2019 and 2018, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations relates to the three and six months ended June 30, 2019 and should be read together with the condensed consolidated financial statements and accompanying notes included herein, as well as our audited annual financial statements and associated management’s discussion, which are available within our Annual Report on Form 10-K for the year ended December 31, 2018 available on our Company’s profile on the Securities and Exchange Commission (“SEC”) website, www.sec.gov.
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

Business Outlook
2018 and the first two quarters of 2019 continued the trend of positive growth in new connections. According to the 2010 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) is the 14th largest MSA in the U.S. and had a population of 4.2 million, an increase of 29% over the 3.3 million people reported in the 2000 Census. Metropolitan Phoenix continues to grow due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix Metropolitan area will have a population of 4.9 million people by 2020 and 6.5 million by 2040. During the twelve months ended June 30, 2019, Arizona’s employment rate improved by 2.8%, ranking the state in the top three nationally for job growth.
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
The forecasts by the Greater Phoenix Blue Chip Real Estate Consensus Panel for 2019 and 2020 remain positive at approximately 24,000 and 25,000 single family dwelling permits, respectively. From there, we believe growth in the region could steadily return towards its normal historical rate of greater than 30,000 single family dwelling permits.
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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, increased 3,574 connections, or 8.6% (4.1% annualized growth), from a total of 41,631 as of June 30, 2018 to 45,205 as of June 30, 2019. This increase is due to positive growth in organic connections, as well as the addition of 1,780 connections from our acquisition of Red Rock Utilities ("Red Rock").
As of June 30, 2019, active service connections increased 3,637, or 8.9% (4.7% annualized growth), to 44,715 compared to 41,078 active service connections as of June 30, 2018. As with the increase in total service connections, the increase is due to growth in new organic connections, as well as the acquisition of Red Rock. Approximately 92.8% of the 44,715 active service connections are serviced by our Global Water - Santa Cruz Water Company, LLC (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, LLC (“Palo Verde”) utilities as of June 30, 2019.

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
We account for the portion of future payments received under these agreements allocated to HUF liability as CIAC. However, from the regulator’s perspective, HUFs do not impact rate base until the related funds are expended. These funds are segregated in a separate bank account and used to construct plant assets. The HUF liability is to be relieved once the funds are used for the construction of plant. For facilities required under a hook-up fee or ICFA, we must first use the HUF funds received, after which we may use debt or equity financing for the remainder of construction. The deferred revenue portion of these fees is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred.
Pursuant to Rate Decision No. 74364, we have agreed not to enter into any new ICFAs, and instead will utilize HUF tariffs, which have become an acceptable industry practice in Arizona. As part of the settlement, a HUF tariff was established for each utility. Existing ICFAs will remain in place, with 70% of future ICFA payments to be recorded as HUFs until the HUF liability is fully funded. The HUF liability is relieved as funds are expended to construct plant, at which time a corresponding amount is recorded to CIAC. The portion of ICFA proceeds not recorded as HUF will be recorded as revenue or deferred revenue, in accordance with our ICFA revenue recognition policy.
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
Corporate Transactions
Debt Refinancing
With the completion of our initial public offering in the United States, the Company had the right to redeem all of its outstanding tax-exempt bonds at a price of 103% of the principal amount, plus interest accrued at the redemption date. Following completion of the U.S. IPO, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) to issue two series of senior secured notes with total principal balance of $115.0 million. On June 24, 2016, the Company closed the Note Purchase Agreement transaction, which proceeds were primarily used to pay down the outstanding $106.7 million in tax-exempt bonds at 103%. For additional information, see “—Liquidity and Capital Resources—Senior Secured Notes.”
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
Pursuant to Internal Revenue Code §1033, we would have been able to defer the gain on condemnation through the end of 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018, which the IRS approved on August 8, 2017. On August 28, 2018, the Company filed a request to further defer the gain to the end of 2019, which the IRS approved on October 12, 2018. Following the most recent Private Letter Ruling extension, the Company expects an increase in capital expenditures for 2019 compared to 2018 to fully defer the remaining tax liability of approximately $1.8 million as of June 30, 2019.
Sale of Loop 303 Contracts
In September 2013, we entered into an agreement to sell certain wastewater facilities main extension agreements and offsite water management agreements for the contemplated Loop 303 service area, along with their related rights and obligations (which we refer to collectively as the “Loop 303 Contracts”), relating to the 7,000-acre territory within a portion of the western planning area of the City of Glendale, Arizona known as the “Loop 303 Corridor.” Pursuant to the agreement, we sold the Loop 303 Contracts to EPCOR for total proceeds of approximately $4.1 million ($3.1 million of which has been received as of December 31, 2018), which will be paid to us over a multi-year period. As part of the consideration, we agreed to complete certain engineering work required in the offsite water management agreements, which we completed in 2013, thereby satisfying our remaining obligations relating to the Loop 303 Contracts. In April 2015, we received proceeds of approximately $0.3 million related to the sale of the Loop 303 Contracts. In March 2019, we received the remaining $1.0 million and recorded it as other income.
Recent Events
Line of Credit
On April 20, 2018, we entered into an agreement with MidFirst Bank, a federally chartered savings association, for a two-year revolving line of credit up to $8.0 million. The credit facility, which will be used for acquisitions and general corporate purposes, bears an interest rate of LIBOR plus 2.25%. In April 2019, we signed an amendment to the loan agreement which extends the maturity date from April 30, 2020 to April 30, 2022 and modifies the debt service coverage ratio to match the ratio required by the senior secured notes; all other terms remain unchanged. As of June 30, 2019, we had no outstanding borrowings under this credit line.
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

Rate Decision No. 76901, however, did not address the impacts of the TCJA on accumulated deferred income taxes (“ADIT”), including excess ADIT (“EADIT”).  The ACC requested the Company to submit a proposal by December 19, 2018 regarding the impact of the TCJA on its ADIT as of January 1, 2018, and the related EADIT amortization methods for both the plant-related (the protected element of EADIT) and the non-plant related (the unprotected portion of EADIT) assets, as appropriate.  On December 19, 2018, the Company submitted the required filing and proposed that as part of a required July 1, 2019 filing, it would propose revised tariffs that incorporate the appropriate rate impacts. The Company made its filing proposing revised tariffs on June 14, 2019. ACC Staff reviewed the filing and requested that the Company defer tariff revisions until such revisions can be considered in the next rate case. ACC Staff also requested that the Company defer consideration of the regulatory assets and regulatory liabilities associated with 2018 EADIT amortization. On July 18, 2019, the Company made a filing proposing these items be deferred to the next rate case. Refer to " — Recent Events — ACC Rate Case" for additional information regarding the Company's next rate case.

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

The ACC amended the November order by issuing Decision No. 77084 on February 20, 2019 and Decision No. 77104 on February 28, 2019, which imposed additional limits on grossing up CIAC, which we do not believe will be material to us.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2019	2018
Revenues	$9,121	$10,838
Operating expenses	6,876	6,734
Operating income	2,245	4,104
Total other expense	(1,111)	(1,082)
Income before income taxes	1,134	3,022
Income tax expense	(356)	(766)
Net income	$778	$2,256

Basic earnings per common share	$0.04	$0.11
Diluted earnings per common share	$0.04	$0.11
Revenues – The following table summarizes our revenues for the three months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,
	2019	2018
Water services	$4,243	$3,916
Wastewater and recycled water services	4,862	4,518
Unregulated revenues	16	2,404
Total revenues	$9,121	$10,838

Total revenues decreased $1.7 million, or 15.8%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This decrease was partially offset by the full year 2018 TCJA true-up of $189,000; removing the 2018 TCJA true-up, revenue decreased 17.3%. The decrease in revenue was driven by the $2.4 million of ICFA revenue recognized during the three months ended June 30, 2018, which resulted from additional capacity added to a wastewater plant. For the three months ended June 30, 2019, we did not recognize any ICFA revenue. Excluding the ICFA revenue recognized and removing the 2018 TCJA full year true-up, total revenues increased $0.5 million, or 5.6%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This increase reflects the 8.9% increase in active service connections, inclusive of the 4.3% increase due to the Red Rock acquisition, combined with the increase in rates related to Rate Decision No. 74364 in February 2014, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Partially offsetting this increase was a $0.2 million decrease in revenue due to the approved rate reduction pursuant to Rate Decision No. 76901 in September 2018 by the ACC resulting from the TCJA. Refer to "—Recent Events — ACC Tax Docket."
Water Services – Water services revenue increased $0.3 million, or 8.4%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in water services revenues primarily related to the acquisitions of Turner and Red Rock along with growth in organic revenue. The increase was also driven by the full year TCJA true-up recorded during the three months ended June 30, 2018.
Water services revenue based on consumption decreased by $0.2 million, or 9.4%, to $2.0 million for the three months ended June 30, 2019 compared to $2.2 million for the three months ended June 30, 2018. This decrease was primarily driven by decreases in irrigation and commercial consumption for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Active water connections increased 8.6% to 23,208 as of June 30, 2019 from 21,380 as of June 30, 2018, due to organic growth in our service areas (941 connections, or 4.4%) as well as the acquisition of Red Rock (887 connections, or 4.1%).
Water consumption increased 6.1% to 833 million gallons for the three months ended June 30, 2019 from 785 million gallons for the three months ended June 30, 2018. The increase in consumption was primarily related to the acquisitions of Turner and Red Rock. The increase due to acquisitions was partially offset by decreases in golf course and commercial consumption.

Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.2 million, or 7.6%, to $2.2 million for the three months ended June 30, 2019 compared to $2.0 million for the three months ended June 30, 2018. Of the $0.2 million increase, $0.1 million was due to the Turner and Red Rock acquisitions. The remaining increase related to increases in active service connections, combined with an increase in rates related to Rate Decision No. 74364.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.3 million, or 7.6%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in wastewater and recycled water services revenue was comprised of a $0.3 million increase in wastewater services revenue (inclusive of a $0.2 million increase due to Red Rock). The increase in wastewater services revenue reflects the increase in active wastewater connections, which increased 9.2% to 21,507 (inclusive of 875 connections due to the Red Rock acquisition) as of June 30, 2019 from 19,698 as of June 30, 2018, as well as the increase in rates related to Rate Decision No. 74364.
Recycled water services revenue, which is based on the number of gallons delivered, increased $14,000, or 4.8%, to $0.3 million for the three months ended June 30, 2019. The increase in recycled water services revenue was primarily related to the increase in rates related to Rate Decision No. 74364.
Operating Expenses – The following table summarizes our operating expenses for the three months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,
	2019	2018
Operations and maintenance	$1,780	$1,621
Operations and maintenance - related party	437	404
General and administrative	2,650	2,820
Depreciation	2,009	1,889
Total operating expenses	$6,876	$6,734

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, increased $0.2 million, or 9.8%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Total personnel expenses increased $0.1 million, or 17.8%, to $0.5 million for the three months ended June 30, 2019 compared to $0.4 million for the three months ended June 30, 2018, primarily due to the Turner and Red Rock acquisitions.
Repairs and maintenance expenses increased $21,000, or 63.6%, to $54,000 for the three months ended June 30, 2019 compared to $33,000 for the three months ended June 30, 2018, primarily driven by lower expenses in 2018 due to new construction of additional capacity to a wastewater plant completed in 2018, combined with the Turner and Red Rock acquisitions.
Property tax expense increased $23,000, or 4.4%, remaining consistent at $0.5 million for the three months ended June 30, 2019 and June 30, 2018. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical revenues. As revenues increase, we expect that property taxes will increase. The increase is also partially due to the Turner and Red Rock acquisitions.
Contract services increased $24,000 to $0.1 million for the three months ended June 30, 2019 compared to less than $0.1 million for the three months ended June 30, 2018, primarily due to increases in landscaping and testing services, as well as due to the Red Rock acquisition.
Contract services - related parties expenses increased $33,000, or 8.2%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase is due to the monthly rate per account owed to Fathom, which increased to $6.43 on January 1, 2019 from $6.24. The increase was also partially driven by the acquisition of Red Rock.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs decreased $0.2 million, or 6.0%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
Deferred compensation expense decreased $0.2 million to $0.3 million for the three months ended June 30, 2019, compared to $0.5 million for the three months ended June 30, 2018. The decrease was primarily related to the 2015 management SARs being fully expensed at December 31, 2018 and the 2015 executive SARs being fully expensed at March 31, 2019.

Professional fees decreased $0.1 million to $0.4 million for the three months ended June 30, 2019, compared to $0.5 million for the three months ended June 30, 2018. The decrease was primarily related to expenses associated with strategic initiatives and TCJA analysis performed during the three months ended June 30, 2018.
Personnel and related expenses increased $0.1 million to $0.9 million for the three months ended June 30, 2019, compared to $0.8 million for the three months ended June 30, 2018.The increase was primarily related to increases in salaries and bonus, coupled with increases in 401(k) and worker's compensation insurance expense, slightly offset by lower medical insurance expense for the three months ended June 30, 2019, compared to the three months ended June 30, 2018.
Depreciation - Depreciation expense increased $0.1 million to $2.0 million for the three months ended June 30, 2019, compared to $1.9 million for the three months ended June 30, 2018. The increase was primarily driven by the acquisition of Red Rock and Turner.
Income Tax Expense – Income tax expense decreased $0.4 million to $0.4 million for the three months ended June 30, 2019 compared to $0.8 million for the three months ended June 30, 2018. The decrease was driven by a decrease in pretax income.
Net Income – Net income totaled $0.8 million for the three months ended June 30, 2019 compared to net income of $2.3 million for the three months ended June 30, 2018. The $1.5 million decrease was primarily attributed to the $1.9 million decrease in operating income, which was driven by the $2.4 million decrease in operating revenues due to ICFA revenue recognized during the three months ended June 30, 2018, partially offset by decreases in general and administrative expenses.

Comparison of Results of Operations for the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

	For the Six Months Ended June 30,
	2019	2018
Revenues	$16,844	$18,263
Operating expenses	13,400	12,795
Operating income	3,444	5,468
Total other expense	(1,319)	(1,985)
Income before income taxes	2,125	3,483
Income tax expense	(698)	(907)
Net income	$1,427	$2,576

Basic earnings per common share	$0.07	$0.13
Diluted earnings per common share	$0.07	$0.13
Revenues – The following table summarizes our revenues for the six months ended June 30, 2019 and 2018 (in thousands):

	For the Six Months Ended June 30,
	2019	2018
Water services	$7,381	$7,031
Wastewater and recycled water services	9,431	8,815
Unregulated revenues	32	2,417
Total revenues	$16,844	$18,263

Total revenues decreased $1.4 million, or 7.8%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease was driven by the $2.4 million of ICFA revenue recognized during the six months ended June 30, 2018 which resulted from additional capacity added to a wastewater plant. For the six months ended June 30, 2019, we did not recognize any ICFA revenue. Excluding the ICFA revenue recognized, total revenues increased $1.0 million, or 6.1%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in revenue reflects the 8.9% increase in active service connections, inclusive of the 4.3% increase due to the Red Rock acquisition, combined with the increase in rates related to Rate Decision No. 74364 in February 2014, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Water Services – Water services revenue increased by $0.3 million, or 5.0%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in water services revenues primarily related to the Turner and Red Rock acquisitions, partially offset by decreased consumption.
Water services revenue based on consumption decreased by $0.3 million, or 10.3%, to $2.9 million for the six months ended June 30, 2019 compared to $3.2 million for the six months ended June 30, 2018. This decrease was primarily driven by decreases in irrigation and residential consumption for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Active water connections increased 8.6% to 23,208 as of June 30, 2019 from 21,380 as of June 30, 2018, due to organic growth in our service areas (941 connections, or 4.4%) as well as the acquisition of Red Rock (887 connections, or 4.1%).
Water consumption increased 4.3% to 1,247 million gallons for the six months ended June 30, 2019 from 1,196 million gallons for the six months ended June 30, 2018. The increase in consumption was primarily related to the acquisitions of Turner and Red Rock. The increase due to acquisitions was partially offset by decreases in golf course, residential, and construction consumption.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.3 million, or 8.2%, to $4.3 million for the six months ended June 30, 2019 compared to $4.0 million for the six months ended June 30, 2018. The increase was due to the Turner and Red Rock acquisitions, which, together, accounted for $0.2 million of the increase.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.6 million, or 7.0%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in wastewater and recycled water services revenue was comprised of a $0.7 million increase in wastewater services revenue (inclusive of a $0.4 million increase due to Red Rock) partially offset by a $0.1 million decrease in recycled water services revenue. The increase in wastewater services revenue reflects the increase in active wastewater connections, which increased 9.2% to 21,507 (inclusive of 875 connections due to the Red Rock acquisition) as of June 30, 2019 from 19,698 as of June 30, 2018, as well as the increase in rates related to Rate Decision No. 74364.
Recycled water services revenue, which is based on the number of gallons delivered, decreased $0.1 million, or 11.8%, to $0.4 million for the six months ended June 30, 2019. The decrease in recycled water services revenue was primarily related to the decrease in volume of recycled water delivered, which decreased 70 million gallons to 269 million gallons for the six months ended June 30, 2019 compared to 339 million gallons for the six months ended June 30, 2018.
Operating Expenses – The following table summarizes our operating expenses for the six months ended June 30, 2019 and 2018 (in thousands):

	For the Six Months Ended June 30,
	2019	2018
Operations and maintenance	$3,503	$3,130
Operations and maintenance - related party	852	760
General and administrative	5,025	5,217
Depreciation	4,020	3,688
Total operating expenses	$13,400	$12,795

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, increased $0.4 million, or 11.9%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Total personnel expenses increased $0.1 million, or 15.6%, to $1.0 million for the six months ended June 30, 2019 compared to $0.8 million for the six months ended June 30, 2018, primarily due to the Turner and Red Rock acquisitions.
Repairs and maintenance expenses increased $65,000 to $139,000 for the six months ended June 30, 2019 compared to $74,000 for the six months ended June 30, 2018, primarily driven by lower expenses in 2018 due to new construction of additional capacity to a wastewater plant completed in 2018, combined with the Turner and Red Rock acquisitions.
Property tax expense increased $0.1 million, or 5.9%, to $1.1 million for the six months ended June 30, 2019 compared to $1.0 million for the six months ended June 30, 2018. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical revenues. As revenues increase, we expect that property taxes will increase. The increase is also partially due to the Turner and Red Rock acquisitions.

Contract services increased $61,000, or 81.3%, to $136,000 for the six months ended June 30, 2019 compared to $75,000 for the six months ended June 30, 2018, primarily due to the Red Rock acquisition coupled with increases in landscaping services.
Contract services - related parties expenses increased $0.1 million, or 12.1%, to $0.9 million for the three months ended June 30, 2019 compared to $0.8 million for the three months ended June 30, 2018. The increase is due to the monthly rate per account due to Fathom, which increased to $6.43 on January 1, 2019 from $6.24. The increase was also partially driven by the acquisition of Red Rock.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs decreased $0.2 million, or 3.7%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Professional fees decreased $0.3 million to $0.8 million for the six months ended June 30, 2019, compared to $1.1 million for the six months ended June 30, 2018. The decrease was primarily related to expenses associated with strategic initiatives and TCJA analysis performed during the six months ended June 30, 2018.
Personnel and related expenses increased $70,000, or 3.9%, remaining consistent at $1.8 million for the six months ended June 30, 2019 and 2018. The increase was primarily related to increases in salaries and bonus, coupled with increases in 401(k) and worker's compensation insurance expense, slightly offset by lower medical insurance expense for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.
Depreciation - Depreciation expense increased $0.3 million, or 9.0%, to $4.0 million for the six months ended June 30, 2019, compared to $3.7 million for the six months ended June 30, 2018. The increase was primarily driven by the acquisition of Red Rock and Turner.
Other Expense – Other expense totaled $1.3 million for the six months ended June 30, 2019 compared to other expense of $2.0 million for the six months ended June 30, 2018. The decrease of $0.7 million in other expense was primarily attributed to the receipt of the remaining $1.0 million of proceeds in March 2019 relating to the Loop 303 Contracts, partially offset by a decrease in the Valencia earnout of $0.3 million. The Valencia earnout consists of $3,000 for each new water meter installed within Valencia Water Company’s prior service areas. This decrease was driven by slowed growth in our former service territory.
Other – related party income increased by $58,000, remaining consistent at $0.1 million for the six months ended June 30, 2019 and 2018. Other – related party income includes royalty income based upon a percentage of certain FATHOM™ recurring revenue combined with the equity method gains and losses associated with our equity method investment in FATHOM™. The increase in other – related party income was primarily driven by the equity method loss recorded on our investment in FATHOM™ of $0.1 million for the six months ended June 30, 2019 compared to a loss of $0.2 million for the six months ended June 30, 2018. Refer to Note 6 — “Equity Method Investment” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information. The decrease in Other – related party expense was slightly offset by a $22,000 decrease in royalty income for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Income Tax Expense – Income tax expense decreased $0.2 million to $0.7 million for the six months ended June 30, 2019 compared to $0.9 million for the six months ended June 30, 2018. The decrease was driven by a decrease in pretax income.
Net Income – Net income totaled $1.4 million for the six months ended June 30, 2019 compared to net income of $2.6 million for the six months ended June 30, 2018. The $1.1 million decrease was primarily attributed to the $2.0 million decrease in operating income, partially offset by the $0.7 million decrease in total other expense for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Outstanding Share Data
As of August 5, 2019, there were 21,536,834 shares of our common stock outstanding and options to acquire an additional 390,796 shares of our common stock outstanding.
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
As of June 30, 2019, we have no notable near-term cash expenditures or debt obligations. While specific facts and circumstances could change, we believe that we have sufficient cash on hand, the ability to draw on the $8.0 million revolver, and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan as well as remain in compliance with our debt covenants for at least the next twelve months.
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
For the six months ended June 30, 2019, our net cash provided by operating activities totaled $5.7 million compared to $5.3 million for the six months ended June 30, 2018. The $0.4 million increase in cash from operating activities was primarily driven by the decrease in payments related to other non-current liabilities of $2.1 million and accounts payable of $0.4 million, partially offset by the decrease in net income of $1.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Cash from Investing Activities
Our net cash used in investing activities totaled $4.9 million for the six months ended June 30, 2019 compared to $5.1 million for the six months ended June 30, 2018. The $0.2 million decrease in cash used in investing activities was primarily driven by a decrease in cash paid for acquisitions of $2.6 million, partially offset by an increase in capital expenditures of $2.4 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
We continue to invest capital prudently in our existing, core service areas where we are able to deploy our Total Water Management model as service connections grow. This includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. Following the most recent Private Letter Ruling extension, we expect an increase in capital expenditures for 2019 compared to 2018 to fully defer the remaining tax liability of approximately $1.8 million as of June 30, 2019 (refer to “—Corporate Transactions—Private Letter Ruling”). Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.
Cash from Financing Activities
Our net cash used in financing activities totaled $2.3 million for the six months ended June 30, 2019, a $0.6 million increase as compared to the $1.7 million in cash used in financing activities for the six months ended June 30, 2018. This increase was primarily driven by a decrease of $0.3 million in proceeds from stock option exercises received for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, coupled with an increase in dividends paid of $0.3 million.
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
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of June 30, 2019, the Company was in compliance with its financial debt covenants.
Debt issuance costs as of both June 30, 2019 and December 31, 2018 were $0.6 million.
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
The Loan Agreement contains a debt service coverage ratio financial maintenance covenant and contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants are subject to various qualifications and limitations as set forth in the Loan Agreement. Pursuant to the Loan Agreement, the revolving credit facility will be subject to certain customary events of default after which the revolving credit facility may be declared due and payable if not cured within the grace period or, in certain circumstances, may be declared due and payable immediately. Refer to Note 12 — "Debt" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information. As of June 30, 2019, the Company was in compliance with its financial debt covenants.
As of June 30, 2019, the Company had no outstanding borrowings under this credit line. The Company incurred $40,000 debt issuance costs as of June 30, 2019 and $0.1 million as of December 31, 2018.
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

On January 1, 2019, the Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers, using the modified retrospective approach. The Company identified its sources of revenue streams that fall within the scope of this guidance and applied the five-step model to all qualifying revenue streams to determine when to recognize revenue. Refer to Note 3 — "Revenue Recognition" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.
Off Balance Sheet Arrangements
As of June 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements.
Contractual Obligations
The following table summarizes our contractual cash obligations as of June 30, 2019 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt obligations	$115,028	$3	$1,927	$7,668	$105,430
Interest on long-term debt (2)	59,400	5,212	10,376	9,805	34,007
Capital lease obligations	260	36	155	69	—
Interest on capital lease	31	15	15	1	—
Operating lease obligations	623	164	428	31	—
FATHOM™ purchase obligations(3)	350	350	—	—	—
Total (1)	$175,692	$5,780	$12,901	$17,574	$139,437

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

(3)
The Company entered into an agreement with FATHOM™ to replace a majority of its meter infrastructure in 2016. This project was substantially completed in 2017. The final amount to be paid is pending completion pursuant to the terms of the agreement. Refer to Note 9 – “Transactions with Related Parties” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices, and interest rates. The Company uses fixed-rate long-term debt to reduce the risk from interest rate fluctuations. Although the Company’s currently outstanding long-term debt is based on fixed rates, changes in interest rates could impact the fair market value of such long-term debt.  As of June 30, 2019, the fair market value of the Company’s long-term debt was $115.3 million.  For additional information about the Company’s long-term debt, refer to Note 12 — “Debt” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

Other than interest-related risks, the Company believes the risks associated with price increases for chemicals, electricity, and other commodities are mitigated by the Company’s ability over the long-term to recover its costs through rate increases to its customers, though such recovery is subject to regulatory lag.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Office and Chief Financial Officer, reviewed and evaluated our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended June 30, 2019.
b) Use of Proceeds
None.
c) Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
Global Water Resources, Inc. 2020 Omnibus Incentive Plan
On August 6, 2019, the Company’s Board of Directors (the “Board”) adopted, subject to approval by the Company’s shareholders, the Global Water Resources, Inc. 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”). The 2020 Omnibus Plan is designed to replace the Company’s existing equity plans, including the 2018 Stock Option Plan, the Deferred Phantom Unit Plan and the Phantom Stock Unit Plan. No further awards will be made under the Company’s existing plans following the date that the 2020 Omnibus Plan is approved by the shareholders. The existing plans will remain in effect until all awards granted under such plans have been exercised, forfeited or cancelled or have otherwise expired or terminated.
The material terms of the 2020 Omnibus Plan are as follows:
General
The 2020 Omnibus Plan is intended to promote the interests and long-term success of the Company and its shareholders by providing eligible participants the opportunity to earn equity awards aligned with the continued growth and success of the Company.

The 2020 Omnibus Plan provides that grants may be in any of the following forms:

•	Non-Qualified Stock Options

•	Incentive Stock Options

•	Stock Appreciation Rights

•	Restricted Stock

•	Restricted Stock Units

•	Stock Awards

•	Performance Shares

•	Performance Units

•	Non-Employee Director Retainer Awards

Subject to adjustment in certain circumstances, the total number of shares of common stock that will be reserved under the 2020 Omnibus Plan is 1,170,000 (which will include any shares of common stock that were authorized but unissued under the Global Water Resources, Inc. 2018 Stock Option Plan).
Solely for the purposes of calculating the number of shares of stock available for grant under the 2020 Omnibus Plan, the following share counting rules apply:

•	Each share of stock subject to options or stock appreciation rights will be counted against the shares of stock available for issuance as one share.

•	Each share of stock subject to an award other than options or stock appreciation rights will be counted against the shares of stock available for issuance as two shares.

•
If an award granted under the 2020 Omnibus Plan terminates, expires or lapses for any reason, the number of shares of stock subject to such award shall again become available for grant under the 2020 Omnibus Plan.

•	If an award is settled in cash, the shares of stock used to measure the value of the award, if any, will not reduce the number of shares of stock available for grant under the 2020 Omnibus Plan.

•
The exercise of stock-settled stock appreciation rights or broker-assisted “cashless” exercise of options shall reduce the number of shares of stock available for grant by the entire number of shares subject to the stock appreciation right or option.

•	Dividend equivalents paid in shares of stock will reduce the number of shares of stock available for grant by the number of shares of stock used to satisfy such dividend equivalent.

•
Shares of stock tendered or withheld to pay the exercise price of an option or to satisfy a tax withholding obligation arising in connection with an award will not again become shares of stock available for grant under the 2020 Omnibus Plan.

•
Shares of stock purchased on the open market with cash proceeds generated by the exercise of an option will not increase or replenish the number of shares of stock available for grant under the 2020 Omnibus Plan.

The Company may issue shares of common stock under the 2020 Omnibus Plan from authorized but unissued shares of stock or shares purchased on the open market or treasury stock not reserved for any other purpose.
The maximum aggregate number of shares of stock that may be granted pursuant to all grants under the 2020 Omnibus Plan during any calendar year is 500,000 (or the equivalent cash value) with respect to any one employee and 100,000 (or the equivalent cash value) with respect to any one non-employee director.
Administration
The 2020 Omnibus Plan will be administered and interpreted by the Compensation Committee of the Board (the “Committee”). The Committee has the authority to:

•	Interpret the 2020 Omnibus Plan and make all determinations necessary or advisable for the administration of the same;

•	Prescribe, amend and rescind rules and regulations relating to the 2020 Omnibus Plan;

•	Provide for conditions and assurances deemed necessary or advisable to protect the interests of the Company;

•	Determine the participants who are entitled to receive awards under the 2020 Omnibus Plan;

•	Determine the types of awards, the times when awards will be granted and the schedule for lapse of restrictions or limitations and accelerations or waivers thereof;

•	Determine the number of awards;

•	Determine the purchase price or exercise price, if any, and the period during which awards shall be exercisable; and

•	Establish the restrictions applicable to awards and the form of each award agreement.

Eligibility
All employees, directors and consultants of the Company are eligible to participate in the 2020 Omnibus Plan. Subject to the provisions of the 2020 Omnibus Plan, the Committee may select among all eligible participants those to whom awards shall be granted.
Types of Awards
Stock Options
The Committee may grant options intended to qualify as “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or “non-qualified stock options” (“NQSOs”) that are not intended to so qualify, or any combination of the same. Any participant may receive a grant of NQSOs. Only employees may receive a grant of ISOs.
The Committee will determine the exercise price per share for options on the grant date or on a date in the future when the Committee determines the options will be effective. No option will be granted at an exercise price that is less than the fair market value of one share of stock on the grant date. Special rules apply in the event ISOs are granted to an employee who holds more than ten percent of the total combined voting power of all classes of outstanding stock.
The Committee will determine the term of each option, which will not exceed ten years from the date of grant. However, if an ISO is granted to an employee who holds more than ten percent of the combined voting power of all classes of outstanding stock, the term of the ISO may not exceed five years from the date of grant.
Stock Appreciation Rights
The Committee may grant stock appreciation rights in its discretion. Such stock appreciation rights entitle a participant to receive in cash or in shares of stock an amount equal to the excess of the fair market value of a specified number of shares of stock on the date of exercise over an exercise price established by the Committee.
Stock appreciation rights may be granted in tandem with all or a portion of a related option (a “Tandem SAR”) or separately (a “Freestanding SAR”).
A Tandem SAR will be exercisable to the extent that the related option is exercisable and the exercise price of such a Tandem SAR will be the exercise price of the related option. At no time will a Tandem SAR be issued if the exercise price of its related option is less than 100 percent of the fair market value of the stock on the grant date.
A Freestanding SAR will be exercisable in accordance with such terms and conditions as may be determined by the Committee. The exercise price of a Freestanding SAR will not be less than 100 percent of the fair market value of the stock on the grant date. All Freestanding SARs will expire no later than ten years from the grant date.

Restricted Stock Units
The Committee may grant restricted stock units in its discretion. Such restricted stock units entitle a participant to receive a specified number of shares of stock, or its cash equivalent, subject to such restrictions as the Committee may impose. In addition, the Committee may grant the participant dividend equivalents or other distribution rights.
During the period of restriction, participants holding restricted stock units will have no voting rights with respect to the shares subject to such restricted stock units.
Unless otherwise provided pursuant to an award agreement or employment agreement, upon termination of employment, restricted stock units that are at such time subject to restrictions shall be forfeited.
Restricted Stock
The Committee may grant restricted stock in its discretion. Such restricted stock entitles a participant to receive a specified number of shares of stock subject to such restrictions as the Committee may impose.
During the period of restriction, unless otherwise provided for in an award agreement, participants holding restricted stock will have voting rights with respect to the shares subject to such restrictions.
Unless otherwise provided pursuant to an award agreement or employment agreement, upon termination of employment, restricted stock that is at such time subject to restrictions shall be forfeited.
Stock Awards
The Committee may grant stock awards in its discretion. Such stock awards entitle a participant to receive (or purchase at a price determined by the Committee) shares of stock free of any vesting restrictions.
Performance Shares
The Committee may grant performance shares in its discretion. Such performance shares may be subject to certain conditions or restrictions as determined by the Committee and as set out in any applicable award agreement. In addition, the Committee may also grant certain dividend equivalents.
Performance Share Units
The Committee may grant performance share units in its discretion. Such performance share units may be subject to certain conditions or restrictions as determined by the Committee and as set out in any applicable award agreement. In addition, the Committee may also grant certain dividend equivalents.
Non-Employee Director Retainer Awards
The Board may grant non-employee director retainer awards in its discretion. Such retainer awards may be payable in cash or awards and will be subject to such terms and conditions as set out in any applicable award agreement.
Change of Control
If a change of control occurs, the Committee shall have the authority and discretion, but not the obligation, to provide, in an award agreement or employment agreement or otherwise, that all or part of any outstanding awards shall become fully exercisable and all or part of the restrictions on such outstanding awards shall lapse. Any such action will be, where required, done in compliance with Section 409A of the Code.
Clawback
In an award agreement or employment agreement, the Committee may include provisions calling for the recapture or clawback of all or any portion of an award to the extent necessary to comply with Company policy or applicable law.

Amendment and Termination
The Board may terminate, amend or modify the 2020 Omnibus Plan at any time, subject to shareholder approval if such approval is required to comply with the Code, applicable law, or applicable stock exchange requirements.
If the 2020 Omnibus Plan is approved by shareholders, it will terminate ten (10) years from its effective date, unless terminated earlier by the Board or unless extended by the Board with the approval of shareholders.
New Employment Agreements
On August 6, 2019, the Company entered into new employment agreements (the “Agreements”) with each of Ron L. Fleming, the Company’s President and Chief Executive Officer, and Michael J. Liebman, the Company’s Senior Vice President, Secretary and Chief Financial Officer. The Agreements replace the Company’s existing employment agreements with each of Mr. Fleming and Mr. Liebman, effective August 7, 2019. Unless terminated earlier in accordance with its terms, each of the Agreements continues until August 31, 2023 and will automatically renew for one or more additional 12-month periods unless either the Company or the executive provides notice prior to the end of the then-current term.
The Agreements provide that, during each calendar year during the term of the Agreements, Mr. Fleming will receive an annual base salary of $350,000, and Mr. Liebman will receive an annual base salary of $280,000. The Board (or the Committee) may review the base salaries on an annual basis to determine whether any increases are appropriate.
In addition, Mr. Fleming and Mr. Liebman may be entitled to annual incentive compensation as determined (a) in the discretion of the Board (or its compensation committee) or (b) pursuant to any incentive compensation program adopted by the Company from time to time. For each calendar year, Mr. Fleming and Mr. Liebman will be eligible to receive up to 50% and 40%, respectively, of his base salary as incentive compensation in the form of a cash bonus. With respect to the performance period ending December 31, 2019, Mr. Fleming and Mr. Liebman will be eligible to receive up to 50% and 40%, respectively, of his base salary as incentive compensation in the form of phantom stock units as determined in accordance with the Global Water Resources, Inc. Phantom Stock Unit Plan (the “PSU Plan”). For performance periods beginning on and after January 1, 2020, subject to the Company’s shareholders approving the 2020 Omnibus Plan, in lieu of phantom stock units pursuant to the PSU Plan, Mr. Fleming and Mr. Liebman will be eligible to receive up to 50% and 40%, respectively, of his base salary in the form of restricted stock units or such other equity awards as may be issued pursuant to the 2020 Omnibus Plan. The actual number of restricted stock units or other equity will be based on the Executive satisfying the performance goals established by the Board (or its compensation committee) and calculated in accordance with the bonus payments for all employees.
Subject to the Company’s shareholders approving the 2020 Omnibus Plan, Mr. Fleming and Mr. Liebman are entitled to 81,120 and 66,370 shares of restricted stock (the “Restricted Shares”), respectively. If the 2020 Omnibus Plan is approved by the shareholders, the Restricted Shares shall have a grant date as of the date on which the 2020 Omnibus Plan is approved by the Company’s shareholders or such other later date as determined by the Committee (the “Initial Grant Date”). Such Restricted Shares shall vest in three substantially equal installments: one-third (1/3) of the Restricted Shares shall vest on the Initial Grant Date; one-third (1/3) of the Restricted Shares shall vest on the first anniversary of the Initial Grant Date; and one-third (1/3) of the Restricted Shares shall vest on the second anniversary of the Initial Grant Date. Notwithstanding the foregoing, no Restricted Shares shall be granted to the executives if (1) the Company’s shareholders fail to approve the 2020 Omnibus Plan or (2) the respective executive terminates employment with the Company for any reason prior to the Initial Grant Date. The grant of Restricted Shares shall be subject to the terms of the 2020 Omnibus Plan and the award agreement granting the Restricted Shares.
The Company will provide to Mr. Fleming and Mr. Liebman such fringe and other benefits as are regularly provided by the Company to members of its senior management team.
If either Mr. Fleming’s or Mr. Liebman’s employment is:

•
voluntarily terminated by the executive without Good Reason (as defined in the Agreements) or if the Company terminates the executive’s employment for Cause (as defined in the Agreements), then (i) the Company will be obligated to pay the executive’s then current base salary through the date of termination and any incentive compensation earned in previous years but not yet paid; and (ii) no incentive compensation shall be payable for the year in which the termination occurs. In addition, any unvested phantom stock units, stock appreciation rights, shares of restricted stock, or other equity-based awards shall be forfeited.

•
voluntarily terminated by the executive with Good Reason, or if the Company terminates the executive’s employment without Cause (including by providing notice of non-renewal), then (i) the Company will be obligated to pay the executive’s then current base salary through the date of termination and any incentive compensation earned in previous years but not yet paid; (ii) no incentive compensation shall be payable for the year in which the termination occurs (except if the termination occurs during the last six months of the Company’s fiscal year, the executive may be entitled to certain pro rata payments); (iii) if the executive timely and properly elects continuation coverage under COBRA, the Company shall reimburse the executive for the COBRA premiums as specified in the Agreements; (iv) any equity or stock price-based awards (including phantom stock units, shares of restricted stock, restricted stock units, and stock appreciation rights) previously granted will become fully vested and exercisable and all restrictions on restricted awards will lapse; and (v) the Company will pay the executive an amount equal to the sum of (A) three (3) times the executive’s current base salary as of the date of termination, and (B) six (6) times the maximum cash bonus that the executive could have earned in the year of the date of termination.
If either Mr. Fleming or Mr. Liebman terminates his employment with the Company with Good Reason, or if the Company terminates the executive’s employment without Cause within 24 months following a Change of Control (as defined in the Agreements) of the Company, the executive will be entitled to a lump-sum cash payment equal to the sum of (i) three (3) times the executive’s current base salary as of the date of the Change of Control, and (ii) six (6) times the sum of the maximum cash bonus that the executive could have earned in the year of the Change of Control. In addition, any equity or stock price-based awards (including phantom stock units, shares of restricted stock, restricted stock units, and stock appreciation rights) previously granted to Mr. Fleming or Mr. Liebman will become fully vested and exercisable and all restrictions on restricted awards will lapse upon any Change of Control, regardless of whether the executive remains employed by the Company or its successor following the Change of Control. The Agreements also contain a “best-net” provision, which provides that if Internal Revenue Code Section 280G applies to the payments and such payments trigger an excise tax, then the payments may be reduced to an amount that will not trigger the excise tax, if such reduction would result in a greater amount paid to the executive.
The payments due on termination of employment and termination following a Change of Control are subject to the requirement that Mr. Fleming or Mr. Liebman, as the case may be, execute a release agreement in a form requested by the Company.
Under the Agreements, Mr. Fleming and Mr. Liebman have also agreed to post-employment undertakings regarding non-solicitation and non-competition for a period of one year thereafter.
The foregoing description of the 2020 Omnibus Plan and the Agreements is only a summary and is qualified in its entirety by reference to the full text of the 2020 Omnibus Plan and the Agreements, which are filed as Exhibits 10.1, 10.2 and 10.3 to this Form 10-Q and are incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

2.1.1	Arrangement Agreement	Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed January 19, 2016.

2.1.2	Plan of Arrangement	Incorporated by reference to Exhibit 2.1.2 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed April 13, 2016.

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 4, 2016.

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed May 4, 2016.

10.1	Employment Agreement with Ron L. Fleming, dated August 6, 2019*	Filed herewith.

10.2	Employment Agreement with Michael J. Liebman, dated August 6, 2019*	Filed herewith.

10.3	Global Water Resources, Inc. 2020 Omnibus Incentive Plan*	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Water Resources, Inc.

Date:	August 7, 2019	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)