Form 10-Q
period 2019-09-30
Global Water Resources, Inc.
filed 2019-11-07
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 4, 2019, the registrant had 21,536,834 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	321,027	312,148
Less accumulated depreciation	(90,760)	(85,093)
Net property, plant and equipment	230,267	227,055
CURRENT ASSETS:
Cash and cash equivalents	11,091	12,756
Accounts receivable — net	1,780	1,488
Due from affiliates	519	406
Unbilled revenue	2,323	1,998
Prepaid expenses and other current assets	589	686
Total current assets	16,302	17,334
OTHER ASSETS:
Goodwill	4,398	2,639
Intangible assets — net	12,554	12,972
Regulatory asset	1,735	1,793
Deposits	128	128
Restricted cash	1,046	441
Equity method investment	—	79
Other noncurrent assets	20	20
Total other assets	19,881	18,072
TOTAL ASSETS	266,450	262,461
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	726	604
Accrued expenses	8,689	7,465
Customer and meter deposits	1,467	1,460
Long-term debt and capital leases — current portion	87	47
Total current liabilities	10,969	9,576
NONCURRENT LIABILITIES:
Long-term debt and capital leases	114,593	114,507
Deferred revenue - ICFA	17,371	17,358
Regulatory liability	8,743	8,851
Advances in aid of construction	65,664	67,684
Contributions in aid of construction — net	14,449	10,670
Deferred income tax liabilities — net	5,010	4,350
Acquisition liability	1,773	934
Other noncurrent liabilities	1,516	660
Total noncurrent liabilities	229,119	225,014
Total liabilities	240,088	234,590
Commitments and contingencies (Refer to Note 16)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,634,470 and 21,530,470 shares issued as of September 30, 2019 and December 31, 2018, respectively.	216	215
Treasury stock, 97,636 and 59,174 shares at September 30, 2019 and December 31, 2018, respectively.	(1)	(1)
Paid in capital	26,147	27,657
Retained earnings	—	—
Total shareholders' equity	26,362	27,871
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	266,450	262,461
See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Water services	$4,963	$4,465	$12,344	$11,496
Wastewater and recycled water services	4,962	4,515	14,393	13,330
Unregulated revenues	17	19	49	2,436
Total revenues	9,942	8,999	26,786	27,262

OPERATING EXPENSES:
Operations and maintenance	1,914	1,808	5,417	4,938
Operations and maintenance - related party	435	386	1,287	1,146
General and administrative	3,074	2,942	8,099	8,159
Depreciation and amortization	1,957	1,807	5,977	5,495
Total operating expenses	7,380	6,943	20,780	19,738
OPERATING INCOME	2,562	2,056	6,006	7,524

OTHER INCOME (EXPENSE):
Interest income	49	22	167	37
Interest expense	(1,341)	(1,358)	(4,044)	(3,893)
Other	68	82	1,218	559
Other - related party	97	52	213	110
Total other expense	(1,127)	(1,202)	(2,446)	(3,187)

INCOME BEFORE INCOME TAXES	1,435	854	3,560	4,337
INCOME TAX EXPENSE	(388)	(221)	(1,086)	(1,128)
NET INCOME	$1,047	$633	$2,474	$3,209

Basic earnings per common share	$0.05	$0.03	$0.12	$0.16
Diluted earnings per common share	$0.05	$0.03	$0.11	$0.16
Dividends declared per common share	$0.07	$0.07	$0.21	$0.21

Weighted average number of common shares used in the determination of:
Basic	21,536,834	21,088,456	21,509,770	20,130,574
Diluted	21,571,240	21,117,810	21,521,255	20,169,998

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Three and Nine Months Ended September 30, 2018
	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2017	19,631,266	$196	—	$—	$14,288	$376	$14,860
Dividend declared $0.07 per share	—	—	—	—	(695)	(696)	(1,391)
Stock compensation	—	—	—	—	98	—	98
Net income	—	—	—	—	—	320	320
BALANCE - March 31, 2018	19,631,266	$196	—	$—	$13,691	$—	$13,887
Dividend declared $0.07 per share	—	—	—	—	—	(1,395)	(1,395)
Treasury Stock	—	—	(20,673)	—	—	—	—
Stock option exercise	125,000	1	—	—	749	—	750
Stock compensation	—	—	—	—	90	—	90
Net income	—	—	—	—	—	2,256	2,256
BALANCE - June 30, 2018	19,756,266	$197	(20,673)	$—	$14,530	$861	$15,588
Dividend declared $0.07 per share			—	—	(28)	(1,494)	(1,522)
Issuance of common stock	1,720,000	17	—	—	14,619	—	14,636
Treasury stock	—	—	(38,501)	(1)	—	—	(1)
Stock option exercise	54,204	1	—	—	39	—	40
Stock compensation	—	—	—	—	68	—	68
Net income	—	—	—	—	—	633	633
BALANCE - September 30, 2018	21,530,470	$215	(59,174)	$(1)	$29,228	$—	$29,442

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Three and Nine Months Ended September 30, 2019
	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2018	21,530,470	$215	(59,174)	$(1)	$27,657	$—	$27,871
Dividend declared $0.07 per share	—	—	—	—	(888)	(649)	(1,537)
Treasury stock	—	—	—	—	—	—	—
Stock option exercise	—	—	—	—	—	—	—
Stock compensation	—	—	—	—	65	—	65
Net income	—	—	—	—	—	649	649
BALANCE - March 31, 2019	21,530,470	$215	(59,174)	$(1)	$26,834	$—	$27,048
Dividend declared $0.07 per share	—	—	—	—	(764)	(778)	(1,542)
Treasury stock	—	—	(38,462)	—	—	—	—
Stock option exercise	104,000	1	—	—	412	—	413
Stock compensation	—	—	—	—	66	—	66
Net income	—	—	—	—	—	778	778
BALANCE - June 30, 2019	21,634,470	$216	(97,636)	$(1)	$26,548	$—	$26,763
Dividend declared $0.07 per share	—	—	—	—	(494)	(1,047)	(1,541)
Treasury stock	—	—	—	—	—	—	—
Stock option exercise	—	—	—	—	—	—	—
Stock compensation	—	—	—	—	93	—	93
Net income	—	—	—	—	—	1,047	1,047
September 30, 2019	21,634,470	$216	(97,636)	$(1)	$26,147	$—	$26,362

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,474	$3,209
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	1,412	1,475
Depreciation and amortization	5,977	5,495
Amortization of deferred debt issuance costs and discounts	73	33
Loss on equity investment	79	221
Other gains	(1)	(28)
Provision for doubtful accounts receivable	34	68
Deferred income tax expense	660	1,049
Changes in assets and liabilities
Accounts receivable	(326)	(195)
Other current assets	(341)	(636)
Accounts payable and other current liabilities	245	980
Other noncurrent assets	56	—
Other noncurrent liabilities	835	(1,495)
Net cash provided by operating activities	11,177	10,176

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,785)	(3,404)
Cash paid for acquisitions, net of cash acquired	—	(2,619)
Other cash flows from investing activities	3	64
Net cash used in investing activities	(7,782)	(5,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(4,620)	(4,308)
Advances in aid of construction	743	579
Proceeds from stock option exercise	413	790
Principal payments under capital lease	(40)	(18)
Refunds of advances for construction	(903)	(892)
Loan borrowings	31	14
Loan repayments	(39)	(8)
Proceeds from sale of stock	—	15,910
Debt issuance costs paid	(40)	(19)
Payments of offering costs for sale of stock	—	(1,274)
Net cash (used) provided by financing activities	(4,455)	10,774
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,060)	14,991
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	13,197	5,684
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$12,137	$20,675

See accompanying notes to the condensed consolidated financial statements

Supplemental disclosure of cash flow information:

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$11,091	$20,173
Restricted Cash	1,046	502
Total cash, cash equivalents, and restricted cash	$12,137	$20,675

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 are unaudited. The December 31, 2018 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018. In our opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.
On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company, Inc. ("Valencia") to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. The Company received growth premiums of $0.1 million for both the three months ended September 30, 2019 and 2018, and $0.2 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively.

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
Pursuant to Internal Revenue Code §1033, the Company would have been able to defer the gain on condemnation through the end of 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018, which the IRS approved on August 8, 2017. On August 28, 2018, the Company filed a request to further defer the gain to the end of 2019, which the IRS approved on October 12, 2018. Following the most recent Private Letter Ruling extension, the Company expects an increase in capital expenditures for 2019 compared to 2018 to fully defer the remaining tax liability of approximately $1.0 million as of September 30, 2019. Although the Company anticipates that the full amount of the deferral will be utilized by the end of 2019, as a precautionary measure, the Company is preparing a request for an additional deferral through the end of 2020.
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

Red Rock Utilities

On October 16, 2018, the Company completed the acquisition of Red Rock Utilities ("Red Rock"), an operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona, for a purchase price of $5.9 million. The acquisition added over 1,650 connections and approximately 9 square miles of service area. The Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. The three specified growth premium areas are located in Pima County, Arizona where Red Rock has not yet begun operating, and where Red Rock is authorized to provide water utility services only. As of September 30, 2019, no meters have been installed and no accounts have been established in any of the three growth premium areas. Refer to Note 7 — "Acquisitions" of the notes to the unaudited condensed consolidated financial statements for additional information regarding the Red Rock acquisition.

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
Arizona Corporation Commission (the “ACC”) Tax Docket
The Company had regulatory assets of $1.7 million and $1.8 million at September 30, 2019 and December 31, 2018, respectively, and regulatory liabilities of $0.6 million at both September 30, 2019 and December 31, 2018 related to the Federal Tax Cuts and Jobs Act (the "TCJA") signed into law on December 22, 2017. Under ASC 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred income taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers.
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

Significant Accounting Policies
Basic and Diluted Earnings per Common Share
As of September 30, 2019, the Company had 640,796 options outstanding to acquire an equivalent number of shares of GWRI common stock. At September 30, 2019 there were no options outstanding from the 2016 option grant. The 390,796 options outstanding from the 2017 option grant equated to 34,406 and 11,485 common share equivalents for the three and nine months ended September 30, 2019, respectively, which were included within the calculation of diluted earnings per share for the three and nine months ended September 30, 2019. The 250,000 options outstanding from the 2019 option grant were not included for the three and nine months ended September 30, 2019 dilutive earnings per share calculation, as to do so would be antidilutive. Refer to Note 14 – “Deferred Compensation Awards” for additional information regarding the option grants.
As of September 30, 2018, the Company had 499,896 options outstanding to acquire an equivalent number of shares of GWRI common stock. The 100,000 options outstanding from the 2016 option grant equated to 29,354 and 39,424 common share equivalents for the three and nine months ended September 30, 2018, respectively, which were included within the calculation of diluted earnings per share for the three and nine months ended September 30, 2018. The 399,896 options outstanding from the 2017 option grant were not included for the three and nine months ended September 30, 2018 dilutive earnings per share calculation, as to do so would be antidilutive. Refer to Note 14 – “Deferred Compensation Awards” for additional information regarding the option grants.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or "ASC 606"), which completes the joint effort between the FASB and International Accounting Standards Board to converge the recognition of revenue between the two boards. The new standard affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets not included within other FASB standards. The guiding principal of the new standard is that an entity should recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled for the delivery of goods and services. ASU 2014-09 may be adopted using either of two acceptable methods: (1) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (2) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures. To assess at which time revenue should be recognized, an entity should use the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Due to qualifying as an emerging growth company, the Company adopted ASC 606 on January 1, 2019. The Company concluded its evaluation of the new revenue standards and implemented it on January 1, 2019 using the modified retrospective method for all contracts. The reported results for the first, second and third quarters of 2019 reflect the application of ASC 606 guidance, while prior period amounts were not adjusted and continue to be reported in accordance with the accounting standard in effect for those periods. The adoption of ASC 606 had no significant impact on the timing of revenue recognition compared to previously reported results; however, enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows arising from contracts with customers were made. Refer to Note 3 — "Revenue Recognition" of the notes to the unaudited condensed consolidated financial statements for additional information.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”). ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. Due to qualifying as an emerging growth company, the Company adopted ASU 2016-18 during the first quarter of 2019 and applied the standard retrospectively for all periods presented. Accordingly, for the nine months September 30, 2018, the Company included restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows and removed the change in restricted cash from the cash flows from investing activities. This change resulted in a decrease in net cash used in investing activities of $66,000 as of September 30, 2018.
Future Adoption of Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”, or "ASC 842"). ASU 2016-02 requires lessees to record a right-of-use asset and corresponding lease obligation for lease arrangements with a term of greater than twelve months. ASU 2016-02 requires additional disclosures about leasing arrangements and requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. Due to qualifying as an emerging growth company, the Company is required to adopt the ASU on January 1, 2020. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 ("ASU 2018-10"). ASU 2018-10 improves various aspects within ASC 842, such as rate implicit in the lease, lessee's reassessment of lease classification, lease term and purchase option, as well as many other aspects of the guidance. The ASU is effective when the entity adopts ASC 842, which will be January 1, 2020 for the Company. The Company is currently assessing the impact that adopting this new standard will have on its consolidated financial statements.
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
On July 9, 2012, we filed formal rate applications with the ACC to adjust the revenue requirements for seven utilities (Water Utility of Greater Tonopah, Valencia Water Company - Greater Buckeye Division, Water Utility of Northern Scottsdale, Global Water - Santa Cruz Water Company, Global Water - Palo Verde Utilities, Valencia Water Company, and Willow Valley Water Company) representing a collective rate increase of approximately 28% over 2011 revenue levels. In August 2013, the Company entered into a settlement agreement with ACC Staff, the Residential Utility Consumers Office, the City of Maricopa, and other parties to the rate case. The settlement required approval by the ACC’s Commissioners before it could take effect. In February 2014, the rate case proceedings were completed and the ACC issued Rate Decision No. 74364, effectively approving the settlement agreement. The rulings of the decision include, but are not limited to, the following:

•
For the Company’s utilities referenced above, adjusting for the condemnation of the operations and assets of Valencia and sale of Willow Valley Water Co., Inc. ("Willow Valley"), which occurred in 2015 and 2016, respectively, a collective revenue requirement increase of $3.6 million based on 2011 test year service connections, phased-in over time, with the first increase in January 2015 as follows (in thousands, not updated for the TCJA, refer to Note 1 — "Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions— ACC Tax Docket" of the notes to the unaudited condensed consolidated financial statements for further details):

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
As of September 30, 2019 and December 31, 2018, ICFA deferred revenue recorded on the consolidated balance sheet totaled $17.4 million, which represents deferred revenue recorded for ICFA funds received on contracts that had become due prior to Rate Decision No. 74364. Refer to Note 3 — "Revenue Recognition" of the notes to the unaudited condensed consolidated financial statements for additional discussion regarding ICFA revenue.
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
The Company recorded regulatory liabilities in the amount of $8.7 million, of which $7.6 million relates to the offset of intangible assets related to ICFA contracts obtained in connection with our Santa Cruz, Palo Verde, and Sonoran acquisitions, and the remaining $1.1 million relates to the TCJA rate reduction mandated by the ACC pursuant to Rate Decision No. 76901.

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

Disaggregated Revenues
For the three and nine months ended September 30, 2019 and 2018, disaggregated revenues from contracts with customers by major source and customer class are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REGULATED REVENUE
Water Services
Residential	$3,151	$2,978	$8,652	$8,200
Irrigation	1,320	1,111	2,452	2,199
Commercial	228	214	583	630
Construction	37	63	104	201
Other water revenues	227	192	553	545
Total water revenues	4,963	4,558	12,344	11,775
Wastewater and recycled water services
Residential	4,293	3,867	12,698	11,457
Commercial	229	199	678	602
Recycled water revenues	335	264	717	698
Other wastewater revenues	105	92	300	294
Total wastewater and recycled water revenues	4,962	4,422	14,393	13,051
TOTAL REGULATED REVENUE	9,925	8,980	26,737	24,826
UNREGULATED REVENUE
ICFA revenues	—	—	—	2,388
Rental revenues	16	16	48	45
Other Miscellaneous revenues	1	3	1	3
TOTAL UNREGULATED REVENUE	17	19	49	2,436
TOTAL REVENUE	$9,942	$8,999	$26,786	$27,262
Contract Balances
Our contract assets and liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
CONTRACT ASSETS
Accounts receivable
Water services	$1,039	$795
Wastewater and recycled water services	834	838
Total contract assets[1]	$1,873	$1,633
CONTRACT LIABILITIES
Deferred revenue - ICFA	$17,371	$17,358
Refund liability - regulated[2]	510	340
Total contract liabilities	$17,881	$17,698

(1)	The increase in accounts receivable was primarily due to normal timing differences between performance and customer payments.

(2)
The increase in refund liability is due to the phase-in approach approved in Rate Decision No. 76901. Refer to Note 1—"Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions — ACC Tax Docket" of the notes to the unaudited condensed consolidated financial statements for further details.

Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $17.4 million at both September 30, 2019 and December 31, 2018. Deferred revenue is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. Due to the uncertainty of future events, the Company is unable to estimate when to expect recognition of deferred revenue.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at September 30, 2019 and December 31, 2018 consist of the following (in thousands):

	September 30, 2019	December 31, 2018	Average Depreciation Life (in years)
Mains/lines/sewers	$134,738	$131,768	47
Plant	86,726	81,471	25
Equipment	35,225	37,392	10
Meters	13,811	13,606	12
Furniture, fixture and leasehold improvements	371	371	8
Computer and office equipment	739	639	5
Software	241	241	3
Land and land rights	1,051	897
Other	557	589
Construction work-in-process	47,568	45,174
Total property, plant and equipment	321,027	312,148
Less accumulated depreciation	(90,760)	(85,093)
Net property, plant and equipment	$230,267	$227,055

5. ACCOUNTS RECEIVABLE
Accounts receivable as of September 30, 2019 and December 31, 2018 consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Billed receivables	$1,873	$1,633
Less allowance for doubtful accounts	(93)	(145)
Accounts receivable – net	$1,780	$1,488
6. EQUITY METHOD INVESTMENT
On June 5, 2013, the Company sold Global Water Management, LLC (“GWM”), a wholly-owned subsidiary of GWRI, that owned and operated the FATHOM™ Water Management Holdings, LLP ("FATHOM") business. In connection with the sale of GWM, the Company made a $1.6 million investment in FATHOM (the "FATHOM investment”). This limited partnership investment is accounted for under the equity method due to the FATHOM investment being considered more than minor.
The carrying value of the FATHOM investment consisted of a balance of zero as of September 30, 2019 and $0.1 million as of December 31, 2018, and reflects our initial investment, the adjustments related to subsequent rounds of financing, and our proportionate share of FATHOM's cumulative earnings.

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

Acquisition of Red Rock

On October 16, 2018, the Company acquired Red Rock, a rate-regulated operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona, for total consideration of $5.9 million. This acquisition is consistent with the Company's declared strategy of making accretive acquisitions. The acquisition added over 1,650 connections and approximately nine square miles of service area. The acquisition was accounted for as a business combination under ASC 805, "Business Combinations." The purchase price was allocated to the acquired utility assets and liabilities assumed based on the seller's book value at acquisition as the historical cost of these assets and liabilities will be the amounts that will continue to be reflected in customer rates. Based on additional information as of September 30, 2019, the initial fair value of net assets decreased an additional $1.8 million, with a corresponding increase to goodwill of $1.8 million.

Under the terms of the purchase agreement, the Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. The three specified growth premium areas are located in Pima County, Arizona where Red Rock has not yet begun operating, and where Red Rock is authorized to provide water utility services only. As of September 30, 2019, no meters have been installed and no accounts have been established in any of the three growth premium areas. The fair value of the acquisition liability was determined based on management's estimates and assumptions regarding the probability that connection growth will be achieved during the growth premium period. Any subsequent adjustments to the fair value estimate will be recorded to earnings. Refer to Note 11 — "Fair Value" of the notes to the unaudited condensed consolidated financial statements for additional information.

Final purchase price allocation of the net assets acquired in the transaction, reflecting additional information discussed above is as follows (in thousands):

Net assets acquired:
Accounts receivable	$111
Gross property, plant and equipment	19,841
Construction work-in-progress	748
Accumulated depreciation	(6,084)
Prepaids	12
Intangibles[1]	196
Accounts payable	(26)
Other taxes	(14)
Other accrued liabilities	(47)
Customer and meter deposits	(76)
AIAC	(3,423)
CIAC - Net	(7,397)
Acquisition liability	(838)
Total net assets assumed	3,003
Goodwill	2,848
Total purchase price	$5,851

1 Intangibles consist of franchise contract rights and organizational costs. Refer to Note 8 — "Goodwill & Intangible Assets" of the notes to the unaudited condensed consolidated financial statements for additional discussion.
The revenue and earnings recognized post acquisition and the pro forma effect of the business acquired are not material to the Company's financial position or results of operations.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of September 30, 2019, the goodwill balance of $4.4 million related to the Turner and Red Rock acquisitions. There were no indicators of impairment identified as a result of the Company's review of events and circumstances related to its goodwill subsequent to the acquisitions. Based on our annual impairment testing performed on November 1st, no impairment was recorded. Refer to Note 7 — "Acquisitions" of the notes to the unaudited condensed consolidated financial statements for additional discussion.

Intangible Assets

As of September 30, 2019 and December 31, 2018, intangible assets consisted of the following (in thousands):

	September 30, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532	$—	$1,532	$1,532	$—	$1,532
Intangible trademark	13	—	13	13	—	13
Franchise contract rights	129	—	129	134	—	134
Organizational costs	67	—	67	66	—	66
	1,741	—	1,741	1,745	—	1,745
DEFINITE LIVED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(12,568)	5,410	17,978	(12,154)	5,824
Sonoran contract rights	7,406	(2,003)	5,403	7,406	(2,003)	5,403
	25,384	(14,571)	10,813	25,384	(14,157)	11,227
Total intangible assets	$27,125	$(14,571)	$12,554	$27,129	$(14,157)	$12,972
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
Franchise contract rights and organizational costs relate to our 2018 acquisition of Red Rock. Franchise contract rights are agreements with Pima and Pinal counties that allow the Company to place infrastructure in public right-of-way and permits expected to be renewable indefinitely. The organizational costs represent fees paid to federal or state governments for the privilege of incorporation and expenditures incident to organizing the corporation and preparing it to conduct business.
Acquired ICFAs and contract rights related to our 2005 acquisition of Sonoran Utility Services, LLC assets are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. Amortization of $0.4 million was recorded for these balances for the three and nine months ended September 30, 2019. No amortization was recorded for three and nine months ended September 30, 2018.
9. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a shareholder and director of the Company. Medical claims paid to the plan were approximately $0.1 million for both the three months ended September 30, 2019 and 2018. Medical claims paid to the plan were approximately $0.3 million for both the nine months ended September 30, 2019 and 2018.
As GWM was previously owned by the Company, it has historically provided billing, customer service, and other support services for the Company’s regulated utilities pursuant to a services agreement with GWM whereby the Company has agreed to use the FATHOM™ platform for all of its regulated utility services through December 31, 2026. On November 17, 2016, the scope of services was expanded to include a meter replacement program of approximately $11.4 million, wherein the Company replaced a majority of its meter infrastructure. As of September 30, 2019, $11.4 million has been paid to GWM in connection with the meter exchange program. On September 10, 2019, the Company entered into an Amended and Restated Service Agreement with GWM to, among other things, (i) amend the scope of services to reflect upgrades and improvements to the FATHOM platform; (ii) add acquired utilities Red Rock and Eagletail as parties to the agreement; (iii) incorporate provisions to add newly acquired utilities to the FATHOM platform in the future; and (iv) update all terminology to better reflect services provided and use of non-software specific contractual deliverables.

Amounts collected by GWM from the Company’s customers that GWM has not yet remitted to the Company are included within the “Due from affiliates” caption on the Company’s consolidated balance sheet. As of September 30, 2019 and December 31, 2018, the unremitted balance totaled $0.5 million and $0.4 million, respectively. Based on current service connections, annual fees to be paid to GWM for FATHOM™ services in 2019 are expected to be approximately $1.7 million at a rate of $6.43 per water account/month, which is subject to annual adjustments based on the terms of the agreement. For both the three months ended September 30, 2019 and 2018, the Company incurred FATHOM™ service fees of approximately $0.4 million. For the nine months ended September 30, 2019 and 2018, the Company incurred FATHOM™ service fees of approximately $1.3 million and $1.1 million, respectively.
The services agreement is automatically renewable for successive 10-year periods, unless notice of termination is given prior to any renewal period. The services agreement may be terminated by either party for default only and the termination of the services agreement will also result in the termination of the royalty payments (described below) payable to the Company. Pursuant to the purchase agreement for the sale of GWM, the Company is entitled to quarterly royalty payments based on a percentage of certain of GWM’s recurring revenues for a 10-year period, up to a maximum of $15.0 million, of which $2.3 million has been received over the six year period ended September 30, 2019. The Company made the election to record these quarterly royalty payments prospectively in income as the amounts are earned. Royalties recorded within other income totaled approximately $0.1 million for both the three months ended September 30, 2019 and 2018, and $0.3 million for both the nine months ended September 30, 2019 and 2018.
10. ACCRUED EXPENSES
Accrued expenses at September 30, 2019 and December 31, 2018 consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Deferred compensation	$1,710	$2,305
Property taxes	1,653	1,073
Meter replacement - related party	17	350
Interest	1,778	478
Dividend payable	514	512
Asset retirement obligation	555	555
Accrued Bonus	581	325
Other accrued liabilities	1,881	1,867
Total accrued expenses	$8,689	$7,465

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
HUF Funds - restricted cash(1)	$—	$611	$—	$611	$—	$9	$—	$9
Certificate of Deposit(2)(4)	—	—	—	—	3,000	—	—	3,000
Demand Deposit(2)	5,118	—	—	5,118	7,043	—	—	7,043
Certificate of Deposit - Restricted(1)	—	435	—	435	—	432	—	432
Long-term debt(3)	—	122,173	—	122,173	—	107,860	—	107,860
Acquisition Liability(5)	—	—	838	838	—	—	—	—
Total	$5,118	$123,219	$838	$129,175	$10,043	$108,301	$—	$118,344

(1) HUF Funds - restricted cash and Certificate of Deposit - Restricted are presented on the Restricted cash line item of the Company's consolidated balance sheets. They are valued at amortized cost, which approximates fair value.
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
(4) The term of the Certificate of Deposit expired during the three months ended September 30, 2019. The Company transferred the funds into a money market account which classifies as cash and cash equivalents; as such, no fair value assessment is required.
(5) As part of the Red Rock acquisition, the Company is required to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date, or twenty years from the acquisition date. The fair value of the acquisition liability was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company's estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate.
12. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.38% Series A 2016, maturing June 2028	$—	$28,750	$—	$28,750
4.58% Series B 2016, maturing June 2036	—	86,250	—	86,250
1.20% WIFA Loan, maturing October 2032	—	—	3	39
4.65% Harquahala Loan, maturing January 2021	6	4	5	9
4.60% WIFA Loan, maturing March 2037	1	15	1	12
	7	115,019	9	115,060
OTHER
Capital lease obligations	80	189	38	96
Debt issuance costs	—	(615)	—	(649)
Total debt	$87	$114,593	$47	$114,507

 2016 Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter. The proceeds of the senior secured notes were primarily used to refinance the previously outstanding long-term tax exempt bonds, which were subject to an early redemption option at 103%, plus accrued interest, as a result of our initial public offering in the United States. As part of the refinancing of the long-term debt, the Company paid a prepayment penalty of $3.2 million and wrote off the remaining $2.2 million in capitalized loan fees related to the tax exempt bonds, which were recorded as additional interest expense in the second quarter of 2016. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. Debt issuance costs as of both September 30, 2019 and December 31, 2018 were $0.6 million.
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of September 30, 2019, the Company was in compliance with its financial debt covenants.
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
Revolving Credit Line
On April 20, 2018, the Company entered into an agreement with MidFirst Bank, a federally chartered savings association, for a two-year revolving line of credit up to $8.0 million, set to expire on April 30, 2020. The credit facility bears an interest rate of LIBOR plus 2.25%. As of September 30, 2019, the Company had no outstanding borrowings under this credit line. There were $72,000 unamortized debt issuance costs as of September 30, 2019 and $137,000 as of December 31, 2018. In April 2019, the Company signed an amendment which extends the maturity of the line of credit to April 30, 2022 and modifies the debt service coverage ratio to match the ratio required by the senior secured notes discussed above; all other terms remain unchanged. As of September 30, 2019, we had no outstanding borrowings under this credit line.
The revolving credit line requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The revolving credit line also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. As of September 30, 2019, the Company was in compliance with its financial debt covenant.

At September 30, 2019, the remaining aggregate annual maturities of debt and minimum lease payments under capital lease obligations for the years ended December 31 are as follows (in thousands):

	Debt	Capital Lease Obligations
Remaining three months of 2019	$1	$20
2020	7	81
2021	1,920	87
2022	3,834	59
2023	3,834	22
Thereafter	105,430	—
Subtotal	115,026	269
Less: amount representing interest	—	(27)
Total	$115,026	$242
13. INCOME TAXES
During the three months ended September 30, 2019, the Company recorded a tax expense of $0.4 million on pre-tax income of $1.4 million, compared to a tax expense of $0.2 million on pre-tax income of $0.9 million for the three months ended September 30, 2018. During the nine months ended September 30, 2019, the Company recorded a tax expense of $1.1 million on pre-tax income of $3.6 million, compared to a tax expense of $1.1 million on pre-tax income of $4.3 million for the nine months ended September 30, 2018. The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items. Refer to Note 1 — "Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements" for further details.
14. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.
2016 stock option grant
No stock-based compensation expense was recorded for the three months ended September 30, 2019 and September 30, 2018. No stock-based compensation was recorded for the nine months ended September 30, 2019 and $68,000 was recorded for the nine months ended September 30, 2018. As of September 30, 2019, 325,000 options have been exercised with none outstanding. Of the 325,000 options exercised, 125,000 shares were exercised utilizing a cashless exercise, which resulted in an increase in shares outstanding of 27,364 as well as 97,636 shares recorded to treasury stock. This resulted in non-cash financing activities of $0.4 million and $0.2 million, respectively, for the nine months ended September 30, 2019 and 2018.
2017 stock option grant
Stock-based compensation expense of $67,000 was recorded for both the three months ended September 30, 2019 and 2018, and $198,000 and $188,000 was recorded for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, 8,204 options have been exercised and 66,000 options have been forfeited with 390,796 outstanding.
2019 stock option grant
In August 2019, GWRI's Board of directors granted stock options to acquire 250,000 shares of GWRI's common stock to employees throughout the Company. The options were granted with an exercise price of $11.26, the market price of the Company's common shares on the NASDAQ Global Market at the close of business on August 13, 2019. The options vest over a four-year period, with 25% vesting in August 2020, 25% vesting in August 2021, 25% vesting in August 2022, and 25% vesting in August 2023. The options have a ten-year life. The Company will expense the $0.8 million fair value of the stock option grant ratably over the four-year vesting period. Stock-based compensation expense of $26,000 was recorded for the three and nine months ended September 30, 2019. No stock-based compensation was recorded for the three and nine months ended September 30, 2018. As of September 30, 2019, 250,000 options are outstanding.

Phantom stock compensation
The following table details total awards granted and the number of units outstanding as of September 30, 2019 along with the amounts paid to holders of the phantom stock units ("PSUs") for the three and nine months ended September 30, 2019 and 2018 (in thousands, except unit amounts):

			Amounts Paid For the Three Months Ended September 30,		Amounts Paid For the Nine Months Ended September 30,
Grant Date	Units Granted	Units Outstanding	2019	2018	2019	2018
Q1 2015	28,828	—	—	—	—	22
Q1 2016	34,830	—	—	30	29	83
Q1 2017	22,712	3,785	19	20	57	54
Q1 2018	30,907	15,454	26	27	78	50
Q1 2019	32,190	26,825	27	—	54	—
Total	149,467	46,064	$72	$77	$218	$209
Stock appreciation rights compensation
The following table details the recipients of the stock appreciation rights (“SARs”) awards, the grant date, units granted, exercise price, outstanding units as of September 30, 2019 and amounts paid during the three and nine months ended September 30, 2019 and 2018 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Three Months Ended September 30,		Amounts Paid For the Nine Months Ended September 30,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2019	2018	2019	2018
Key Executive (1)(3)	Q3 2013	100,000	$1.59	—	$—	$—	$—	$166
Key Executive (1)(4)	Q4 2013	100,000	$2.69	—	—	—	—	183
Members of Management (1)(5)	Q1 2015	299,000	$4.26	118,000	481	—	481	—
Key Executives (2)(6)	Q2 2015	300,000	$5.13	85,000	258	415	705	415
Members of Management (1)(7)	Q3 2017	103,000	$9.40	63,000	125	—	125	—
Members of Management (1)(8)	Q1 2018	33,000	$8.99	24,750	27	—	27	—
Total		935,000		290,750	$891	$415	$1,338	$764

(1)	The SARs vest ratably over sixteen quarters from the grant date.

(2)	The SARs vest over sixteen quarters, vesting 20% per year for the first three years, with the remainder, 40%, vesting in year four.

(3)	The exercise price was determined by taking the weighted average GWR Global Water Resources Corp. ("GWRC") share price of the five days prior to the grant date of July 1, 2013.

(4)	The exercise price was determined by taking the weighted average GWRC share price of the 30 days prior to the grant date of November 14, 2013.

(5)	The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of February 11, 2015.

(6)	The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of May 8, 2015.

(7)	The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of August 10, 2017.

(8)	The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of March 12, 2018.

For the three months ended September 30, 2019 and 2018, the Company recorded approximately $0.6 million and $0.7 million of compensation expense related to the PSUs and SARs, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded approximately $1.0 million and $1.1 million of compensation expense related to the PSUs and SARs, respectively. Based on GWRI’s closing share price on September 30, 2019 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
Remaining three months of 2019	$172	$46
2020	253	91
2021	129	91
2022	—	36
2023	—	—
Total	$554	$264

15. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the nine months ended September 30, 2019 and 2018 (in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Supplemental cash flow information:
Cash paid for interest	$2,621	$2,613
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$964	$596
Contributions in aid of construction - loan forgiveness	$31	$—
16. COMMITMENTS AND CONTINGENCIES
Commitments
In September 2018, the Company amended the corporate office lease agreement to include the rental of additional office space for the period of September 1, 2018 through February 28, 2019. In January 2019, the lease agreement was amended to extend the term of the lease, with a commencement date of March 1, 2019 and termination date of May 31, 2022. As such, the Company's monthly rent expense increased to approximately $15,000. Rent expense arising from the operating leases totaled approximately $45,000 and $31,000 for the three months ended September 30, 2019 and 2018, respectively, and $133,000 and $80,000 for the nine months ended September 30, 2019 and 2018, respectively.
Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect our financial position, results of operations, or cash flows.

17. SUBSEQUENT EVENTS
Dividend Increase
On November 6, 2019, the Company announced a monthly dividend increase from $0.023861 per share ($0.286332 per share annually) to $0.0241 per share ($0.2892 per share annually). Although we expect monthly dividends will be declared and paid for in the foreseeable future, the declaration of any dividends is at the discretion of our board of directors and is subject to our compliance with applicable law, and depending on, among other things, results of operation, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock we may issue in the future, business prospects, and other factors that our board of directors may deem relevant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations relates to the three and nine months ended September 30, 2019 and should be read together with the condensed consolidated financial statements and accompanying notes included herein, as well as our audited annual financial statements and associated management’s discussion, which are available within our Annual Report on Form 10-K for the year ended December 31, 2018 available on our Company’s profile on the Securities and Exchange Commission (“SEC”) website, www.sec.gov.
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
Business Outlook
2018 and the first three quarters of 2019 continued the trend of positive growth in new connections. According to the 2010 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) is the 14th largest MSA in the U.S. and had a population of 4.2 million, an increase of 29% over the 3.3 million people reported in the 2000 Census. Metropolitan Phoenix continues to grow due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 4.9 million people by 2020 and 6.5 million by 2040. During the twelve months ended September 30, 2019, Arizona’s employment rate improved by 2.3%, ranking the state in the top nine nationally for job growth.
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

We believe that our utilities and service areas are directly in the anticipated path of growth primarily in the Phoenix metropolitan area. Market data indicates that our service areas currently incorporate a large portion of the final platted lots, partially finished lots, and finished lots in the Phoenix metropolitan area. Management believes that we are well-positioned to benefit from the near-term growth in the Phoenix metropolitan area due to the availability of lots and existing infrastructure in place within our services areas.
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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, increased 3,606 connections, or 8.6% (4.5% annualized growth), from a total of 42,164 as of September 30, 2018 to 45,770 as of September 30, 2019. This increase is due to positive growth in organic connections, as well as the addition of 1,779 connections from our acquisition of Red Rock Utilities ("Red Rock").
As of September 30, 2019, active service connections increased 3,769, or 9.1% (5.0% annualized growth), to 45,315 compared to 41,546 active service connections as of September 30, 2018. As with the increase in total service connections, the increase is due to growth in new organic connections, as well as the acquisition of Red Rock. Approximately 92.9% of the 45,315 active service connections are serviced by our Global Water - Santa Cruz Water Company, LLC (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, LLC (“Palo Verde”) utilities as of September 30, 2019.

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
Corporate Transactions
Debt Refinancing
With the completion of our initial public offering in the United States (the "U.S. IPO"), the Company had the right to redeem all of its outstanding tax-exempt bonds at a price of 103% of the principal amount, plus interest accrued at the redemption date. Following completion of the U.S. IPO, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) to issue two series of senior secured notes with total principal balance of $115.0 million. On June 24, 2016, the Company closed the Note Purchase Agreement transaction, which proceeds were primarily used to pay down the outstanding $106.7 million in tax-exempt bonds at 103%. For additional information, see “—Liquidity and Capital Resources—Senior Secured Notes.”
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
Pursuant to Internal Revenue Code §1033, we would have been able to defer the gain on condemnation through the end of 2017. On April 18, 2017, the Company filed a request for a one-year extension to defer the gain to the end of 2018, which the IRS approved on August 8, 2017. On August 28, 2018, the Company filed a request to further defer the gain to the end of 2019, which the IRS approved on October 12, 2018. Following the most recent Private Letter Ruling extension, the Company expects an increase in capital expenditures for 2019 compared to 2018 to fully defer the remaining tax liability of approximately $1.0 million as of September 30, 2019. Although the Company anticipates that the full amount of the deferral will be utilized by the end of 2019, as a precautionary measure, the Company is preparing a request for an additional deferral through the end of 2020.
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
Recent Events
Line of Credit
On April 20, 2018, we entered into an agreement with MidFirst Bank, a federally chartered savings association, for a two-year revolving line of credit up to $8.0 million. The credit facility, which will be used for acquisitions and general corporate purposes, bears an interest rate of LIBOR plus 2.25%. In April 2019, we signed an amendment to the loan agreement which extends the maturity date from April 30, 2020 to April 30, 2022 and modifies the debt service coverage ratio to match the ratio required by the senior secured notes; all other terms remain unchanged. As of September 30, 2019, we had no outstanding borrowings under this credit line.
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
Acquisition of Red Rock Utilities

On October 16, 2018, we completed the acquisition of Red Rock, an operator of a water and a wastewater utility with service areas in Pima and Pinal counties of Arizona, for a purchase price of $5.9 million. The acquisition added over 1,650 connections and approximately 9 square miles of service area. The Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. The three specified growth premium areas are located in Pima County, Arizona where Red Rock has not yet begun operating, and where Red Rock is authorized to provide water utility services only. As of September 30, 2019, no meters have been installed and no accounts have been established in any of the three growth premium areas. We believe this acquisition is consistent with the Company's declared strategy of making accretive acquisitions.
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

Comparison of Results of Operations for the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2019	2018
Revenues	$9,942	$8,999
Operating expenses	7,380	6,943
Operating income	2,562	2,056
Total other expense	(1,127)	(1,202)
Income before income taxes	1,435	854
Income tax expense	(388)	(221)
Net income	$1,047	$633

Basic earnings per common share	$0.05	$0.03
Diluted earnings per common share	$0.05	$0.03
Revenues – The following table summarizes our revenues for the three months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,
	2019	2018
Water services	$4,963	$4,465
Wastewater and recycled water services	4,962	4,515
Unregulated revenues	17	19
Total revenues	$9,942	$8,999

Total revenues increased $0.9 million, or 10.5%, to $9.9 million for the three months ended September 30, 2019 compared to $9.0 million for the three months ended September 30, 2018. This increase reflects the 9.1% increase in active service connections, inclusive of the 4.2% increase due to the Red Rock acquisition, combined with the increase in rates related to Rate Decision No. 74364 in February 2014, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Water Services – Water services revenue increased $0.5 million, or 11.1%, to $5.0 million for the three months ended September 30, 2019 compared to $4.5 million for the three months ended September 30, 2018. The increase in water services revenues primarily related to growth in organic revenue along with the acquisition of Red Rock.
Water services revenue based on consumption increased $0.2 million, or 8.6%, to $2.7 million for the three months ended September 30, 2019 compared to $2.5 million for the three months ended September 30, 2018. This increase was primarily driven by increased irrigation consumption along with the acquisition of Red Rock for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Active water connections increased 8.8% to 23,508 as of September 30, 2019 from 21,615 as of September 30, 2018, due to organic growth in our service areas (1,007 connections, or 4.7%) as well as the acquisition of Red Rock (886 connections, or 4.1%).
Water consumption increased 9.7% to 986 million gallons for the three months ended September 30, 2019 from 899 million gallons for the three months ended September 30, 2018. The increase in consumption was primarily related to increases in irrigation and golf course consumption combined with the acquisition of Red Rock.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.1 million, or 4.1%, to $2.2 million for the three months ended September 30, 2019 compared to $2.1 million for the three months ended September 30, 2018. Of the $0.1 million increase, $69,000 was due to the Red Rock acquisition. The remaining increase related to increases in active water service connections, combined with an increase in rates related to Rate Decision No. 74364.

Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.4 million, or 9.9%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in wastewater and recycled water services revenue was comprised of a $0.4 million increase in wastewater services revenue (inclusive of a $0.2 million increase due to Red Rock). The increase in wastewater services revenue reflects the increase in active wastewater connections, which increased 9.4% to 21,807 (inclusive of 875 connections due to the Red Rock acquisition) as of September 30, 2019, from 19,931 as of September 30, 2018, as well as the increase in rates related to Rate Decision No. 74364.
Recycled water services revenue, which is based on the number of gallons delivered, increased $70,000, or 26.6%, to $0.3 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in recycled water services revenue was primarily related to the increase in rates related to Rate Decision No. 74364.
Operating Expenses – The following table summarizes our operating expenses for the three months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,
	2019	2018
Operations and maintenance	$1,914	$1,808
Operations and maintenance - related party	435	386
General and administrative	3,074	2,942
Depreciation and amortization	1,957	1,807
Total operating expenses	$7,380	$6,943

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, increased $0.1 million, or 5.9%, to $1.9 million for the three months ended September 30, 2019 compared to $1.8 million for the three months ended September 30, 2018.
Total personnel expenses increased $0.1 million, or 14.8%, to $0.5 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to the Red Rock acquisition, combined with increases in wages for operations personnel.
Contract services - related parties expenses increased $49,000, or 12.7%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase is due to the monthly rate per account owed for FATHOM™ service fees, which increased to $6.43 on January 1, 2019 from $6.24. The increase was also partially driven by the acquisition of Red Rock.
Property tax expense increased $24,000, or 4.6%, to $0.5 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical revenues. As revenues increase, we expect that property taxes will increase. The increase is also partially due to the Red Rock acquisition.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $0.1 million, or 4.5%, to $3.1 million for the three months ended September 30, 2019 compared to $2.9 million for the three months ended September 30, 2018.
Personnel and related expenses increased $0.2 million to $1.1 million for the three months ended September 30, 2019, compared to $0.8 million for the three months ended September 30, 2018. The increase was primarily related to increases in salaries and bonus, coupled with increases in 401(k) and employee hiring expenses for the three months ended September 30, 2019, compared to the three months ended September 30, 2018.
Deferred compensation expense decreased $0.1 million to $0.7 million for the three months ended September 30, 2019, compared to $0.8 million for the three months ended September 30, 2018. The decrease was primarily related to the 2015 management SARs being fully expensed at December 31, 2018 and the 2015 executive SARs being fully expensed at March 31, 2019. The decrease was partially offset by an increase in employee option expense due to the 2019 stock option grant, the value of which we began to expense in the three months ended September 30, 2019. Refer to Note 14 — “Deferred Compensation Awards” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

Depreciation and amortization - Depreciation and amortization expense increased $0.2 million, or 8.3%, to $2.0 million for the three ended September 30, 2019, compared to $1.8 million for the three months ended September 30, 2018. The increase was primarily driven by the amortization of intangible assets.
Income Tax Expense – Income tax expense increased $0.2 million to $0.4 million for the three months ended September 30, 2019 compared to $0.2 million for the three months ended September 30, 2018. The increase was driven by an increase in pretax income.
Net Income – Net income totaled $1.0 million for the three months ended September 30, 2019 compared to net income of $0.6 million for the three months ended September 30, 2018. The $0.4 million increase was primarily attributed to the $0.5 million increase in operating income, which was driven by the $0.9 million increase in operating revenues, partially offset by increases in operations and maintenance expenses combined with increases in general and administrative expenses.

Comparison of Results of Operations for the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	For the Nine Months Ended September 30,
	2019	2018
Revenues	$26,786	$27,262
Operating expenses	20,780	19,738
Operating income	6,006	7,524
Total other expense	(2,446)	(3,187)
Income before income taxes	3,560	4,337
Income tax expense	(1,086)	(1,128)
Net income	$2,474	$3,209

Basic earnings per common share	$0.12	$0.16
Diluted earnings per common share	$0.11	$0.16
Revenues – The following table summarizes our revenues for the nine months ended September 30, 2019 and 2018 (in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Water services	$12,344	$11,496
Wastewater and recycled water services	14,393	13,330
Unregulated revenues	49	2,436
Total revenues	$26,786	$27,262

Total revenues decreased $0.5 million, or 1.7%, to $26.8 million for the nine months ended September 30, 2019 compared to $27.3 million for the nine months ended September 30, 2018. The decrease was driven by the $2.4 million of ICFA revenue recognized during the nine months ended September 30, 2018 which resulted from additional capacity added to a wastewater plant. For the nine months ended September 30, 2019, we did not recognize any ICFA revenue. Excluding the ICFA revenue, total revenues increased $1.9 million, or 7.7%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in revenue reflects the 9.1% increase in active service connections, inclusive of the 4.2% increase due to the Red Rock acquisition, combined with the increase in rates related to Rate Decision No. 74364 in February 2014, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Water Services – Water services revenue increased $0.8 million, or 7.4%, to $12.3 million for the nine months ended September 30, 2019 compared to $11.5 million for the nine months ended September 30, 2018. The increase in water services revenues primarily related to the Turner and Red Rock acquisitions, along with growth in organic revenue.
Water services revenue based on consumption decreased $0.1 million, or 2.1%, to $5.6 million for the nine months ended September 30, 2019 compared to $5.7 million for the nine months ended September 30, 2018. This decrease was primarily driven by decreases in construction and golf course consumption for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Active water connections increased 8.8% to 23,508 as of September 30, 2019 from 21,615 as of September 30, 2018, due to organic growth in our service areas (1,007 connections, or 4.7%) as well as the acquisition of Red Rock (886 connections, or 4.1%).
Water consumption increased 6.6% to 2,233 million gallons for the nine months ended September 30, 2019 from 2,094 million gallons for the nine months ended September 30, 2018. The increase in consumption was primarily related to the acquisitions of Turner and Red Rock. The increase due to acquisitions was partially offset by decreases in golf course, construction, and commercial consumption.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.4 million, or 6.8%, to $6.5 million for the nine months ended September 30, 2019 compared to $6.0 million for the nine months ended September 30, 2018. The increase was primarily due to the Turner and Red Rock acquisitions which, together, accounted for $0.3 million of the increase.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $1.1 million, or 8.0%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in wastewater and recycled water services revenue was driven by a $1.0 million increase in wastewater services revenue (inclusive of a $0.6 million increase due to Red Rock). The increase in wastewater services revenue reflects the increase in active wastewater connections, which increased 9.4% to 21,807 (inclusive of 875 connections due to the Red Rock acquisition) as of September 30, 2019, from 19,931 as of September 30, 2018, as well as the increase in rates related to Rate Decision No. 74364.
Recycled water services revenue, which is based on the number of gallons delivered, increased $19,000, or 2.7%, to $0.7 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in recycled water services revenue was primarily driven by the Red Rock acquisition coupled with the increase in rates related to Rate Decision No. 74364.
Operating Expenses – The following table summarizes our operating expenses for the nine months ended September 30, 2019 and 2018 (in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Operations and maintenance	$5,417	$4,938
Operations and maintenance - related party	1,287	1,146
General and administrative	8,099	8,159
Depreciation and amortization	5,977	5,495
Total operating expenses	$20,780	$19,738

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, increased $0.5 million, or 9.7%, to $5.4 million for the nine months ended September 30, 2019 compared to $4.9 million for the nine months ended September 30, 2018.
Total personnel expenses increased $0.2 million, or 15.3%, to $1.5 million for the nine months ended September 30, 2019 compared to $1.3 million for the nine months ended September 30, 2018, primarily due to the Turner and Red Rock acquisitions.
Property tax expense increased $0.1 million, or 5.5%, to $1.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical revenues. As revenues increase, we expect that property taxes will increase. The increase is also partially due to the Turner and Red Rock acquisitions.
Repairs and maintenance expenses increased $0.1 million, or 63.3%, to $0.2 million for the nine months ended September 30, 2019 compared to $0.1 million for the nine months ended September 30, 2018, primarily driven by lower expenses in 2018 due to new construction of additional capacity to a wastewater plant completed in 2018, combined with the Turner and Red Rock acquisitions.
Contract services increased $0.1 million, or 52.1%, to $0.2 million for the nine months ended September 30, 2019 compared to $0.1 million for the nine months ended September 30, 2018, primarily due to the Red Rock acquisition coupled with increases in landscaping services.

Contract services - related parties expenses increased $0.1 million, or 12.3%, to $1.3 million for the three months ended September 30, 2019 compared to $1.1 million for the three months ended September 30, 2018. The increase is due to the monthly rate per account owed for FATHOM service fees, which increased to $6.43 on January 1, 2019 from $6.24. The increase was also partially driven by the acquisition of Red Rock.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs decreased $0.1 million, or 0.7%, to $8.1 million for the nine months ended September 30, 2019 compared to $8.2 million for the nine months ended September 30, 2018.
Professional fees decreased $0.4 million to $1.2 million for the nine months ended September 30, 2019, compared to $1.5 million for the nine months ended September 30, 2018. The decrease was primarily related to expenses associated with strategic initiatives and TCJA analysis performed during the nine months ended September 30, 2018.
Personnel and related expenses increased $0.3 million, or 11.8%, to $2.9 million for the nine months ended September 30, 2019 compared to $2.6 million for the nine months ended September 30, 2018. The increase was primarily related to increases in salaries and bonus, coupled with increases in 401(k) and employee hiring and moving expenses for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.
Depreciation and amortization - Depreciation and amortization expense increased $0.5 million, or 8.8%, to $6.0 million for the nine months ended September 30, 2019, compared to $5.5 million for the nine months ended September 30, 2018. The increase was primarily driven by the Turner and Red Rock acquisitions coupled with amortization of intangible assets.
Other Expense – Other expense totaled $2.4 million for the nine months ended September 30, 2019 compared to other expense of $3.2 million for the nine months ended September 30, 2018. The decrease of $0.7 million in other expense was primarily attributed to the receipt of the remaining $1.0 million of proceeds in March 2019 relating to the Loop 303 Contracts, partially offset by a decrease in the Valencia earnout of $0.3 million. The Valencia earnout consists of $3,000 for each new water meter installed within Valencia Water Company’s prior service areas. This decrease was driven by slowed growth in our former service territory.
Other – related party income increased by $0.1 million to $0.2 million for the nine months ended September 30, 2019 compared to $0.1 million for the nine months ended September 30, 2018. Other – related party income includes royalty income based upon a percentage of certain FATHOM recurring revenue combined with the equity method gains and losses associated with our equity method investment in FATHOM. The increase in other – related party income was primarily driven by the equity method loss recorded on our investment in FATHOM of $0.1 million for the nine months ended September 30, 2019 compared to a loss of $0.2 million for the nine months ended September 30, 2018. Refer to Note 6 — “Equity Method Investment” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information. The increase in Other – related party income was slightly offset by a $38,000 decrease in royalty income for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Income Tax Expense – Income tax expense decreased $42,000, or 3.7%, remaining consistent at $1.1 million for the nine months ended September 30, 2019 and September 30, 2018. The decrease was driven by a decrease in pretax income.
Net Income – Net income totaled $2.5 million for the nine months ended September 30, 2019 compared to net income of $3.2 million for the nine months ended September 30, 2018. The $0.7 million decrease was primarily attributed to the $1.5 million decrease in operating income, partially offset by the $0.7 million decrease in total other expense for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Outstanding Share Data
As of November 4, 2019, there were 21,536,834 shares of our common stock outstanding and options to acquire an additional 640,796 shares of our common stock outstanding.
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
As of September 30, 2019, we have no notable near-term cash expenditures or debt obligations. While specific facts and circumstances could change, we believe that we have sufficient cash on hand, the ability to draw on the $8.0 million revolver, and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan as well as remain in compliance with our debt covenants for at least the next twelve months.
In March 2014, we initiated a dividend program to declare and pay a monthly dividend. On November 6, 2019, we announced a monthly dividend increase from $0.023861 per share ($0.286332 per share annually) to $0.0241 per share ($0.2892 per share annually). Although we expect monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of our board of directors and is subject to legal requirements and debt service ratio covenant requirements (refer to “—Senior Secured Notes" and "—Revolving Credit Line").
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
For the nine months ended September 30, 2019, our net cash provided by operating activities totaled $11.2 million compared to $10.2 million for the nine months ended September 30, 2018. The $1.0 million increase in cash from operating activities was primarily driven by the decrease in payments related to other non-current liabilities of $2.3 million, partially offset by a decrease in accounts payable of $0.7 million, coupled with the decrease in net income of $0.7 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Cash from Investing Activities
Our net cash used in investing activities totaled $7.8 million for the nine months ended September 30, 2019 compared to $6.0 million for the nine months ended September 30, 2018. The $1.8 million increase in cash used in investing activities was primarily driven by an increase in capital expenditures of $4.4 million partially offset by a decrease in cash paid for acquisitions of $2.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
We continue to invest capital prudently in our existing, core service areas where we are able to deploy our Total Water Management model as service connections grow. This includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. Following the most recent Private Letter Ruling extension, we expect an increase in capital expenditures for 2019 compared to 2018 to fully defer the remaining tax liability of approximately $1.0 million as of September 30, 2019 (refer to “—Corporate Transactions—Private Letter Ruling”). Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.
Cash from Financing Activities
Our net cash used in financing activities totaled $4.5 million for the nine months ended September 30, 2019 compared to $10.8 million in cash provided by financing activities for the nine months ended September 30, 2018. This change was primarily driven by the $14.6 million in net proceeds received from our public offering of stock in July 2018, coupled with a decrease of $0.4 million in proceeds from stock option exercises received for the nine months ended September 30, 2019, and an increase in dividends paid of $0.3 million.
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
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of September 30, 2019, the Company was in compliance with its financial debt covenants.
Debt issuance costs as of both September 30, 2019 and December 31, 2018 were $0.6 million.
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

Similar to the senior secured notes, the Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. Additionally, the Loan Agreement contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants are subject to various qualifications and limitations as set forth in the Loan Agreement. Pursuant to the Loan Agreement, the revolving credit facility will be subject to certain customary events of default after which the revolving credit facility may be declared due and payable if not cured within the grace period or, in certain circumstances, may be declared due and payable immediately. Refer to Note 12 — "Debt" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information. As of September 30, 2019, the Company was in compliance with its financial debt covenants.
As of September 30, 2019, the Company had no outstanding borrowings under this credit line. The Company incurred $40,000 debt issuance costs as of September 30, 2019 and $0.1 million as of December 31, 2018.
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
Off Balance Sheet Arrangements
As of September 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements.
Contractual Obligations
The following table summarizes our contractual cash obligations as of September 30, 2019 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt obligations	$115,026	$1	$1,927	$7,668	$105,430
Interest on long-term debt (2)	59,399	5,211	10,376	9,805	34,007
Capital lease obligations	269	20	168	81	—
Interest on capital lease	27	14	13	—	—
Operating lease obligations	559	202	357		—
Total (1)	$175,280	$5,448	$12,841	$17,554	$139,437

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices, and interest rates. The Company uses fixed-rate long-term debt to reduce the risk from interest rate fluctuations. Although the Company’s currently outstanding long-term debt is based on fixed rates, changes in interest rates could impact the fair market value of such long-term debt.  As of September 30, 2019, the fair market value of the Company’s long-term debt was $122.2 million.  For additional information about the Company’s long-term debt, refer to Note 12 — “Debt” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

Other than interest-related risks, the Company believes the risks associated with price increases for chemicals, electricity, and other commodities are mitigated by the Company’s ability over the long-term to recover its costs through rate increases to its customers, though such recovery is subject to regulatory lag.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may, from time to time, be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. To our knowledge, we are not involved in any legal proceeding which is expected to have a material effect on us.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in our risk factors from those discussed in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 other than as disclosed below.
We rely on information technology systems to assist with the management of our business and customer relationships. A disruption of these systems could adversely affect our business and operations.
Our information technology systems and the information technology functions that are outsourced to the FATHOM™ business, which we previously owned, are an integral part of our business. For example, FATHOM systems allow us to read water meters remotely, identify high water usage, and identify water theft from disconnected meters. FATHOM systems also provide contracted services and back-office technologies and systems to bill our customers, provide customer service, manage certain financial records, and track assets and accounts receivable collections. A disruption of our information technology systems or the FATHOM systems could significantly limit our ability to manage and operate our business efficiently, which in turn could cause our business to suffer and cause our results of operations to be reduced.
Further, our information technology systems and the FATHOM systems are vulnerable to damage or interruption from:

•	the inability of FATHOM, due to its limited financial resources, to obtain the financing necessary to remain in business;

•	power loss, computer systems failures, and internet, telecommunications, or data network failures;

•	operator negligence or improper operation by, or supervision of, employees;

•	physical and electronic loss of customer data or security breaches, misappropriation, and similar events;

•	computer viruses;

•	intentional acts of vandalism and similar events; and

•	fires, floods, earthquakes, and other natural disasters.
Damages or interruptions to our information technology systems or the FATHOM systems may result in physical and electronic loss of customer or financial data, security breaches, misappropriation, and similar events. In addition, such damages or interruptions could prevent us from issuing billings timely, which could impact revenue, or could negatively impact the efficient operations of the business, resulting in additional costs. The lack of redundancy for some of our IT systems or the FATHOM systems, including billing systems, could exacerbate the impact of any of the foregoing events.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended September 30, 2019.
b) Use of Proceeds
None.
c) Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

2.1.1	Arrangement Agreement	Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed January 19, 2016.

2.1.2	Plan of Arrangement	Incorporated by reference to Exhibit 2.1.2 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed April 13, 2016.

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 4, 2016.

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed May 4, 2016.

10.1	Amended and Restated Service Agreement, dated September 10, 2019, by and among certain wholly-owned subsidiaries of Global Water Management, LLC and Global Water Management, LLC	Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed September 12, 2019.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Water Resources, Inc.

Date:	November 6, 2019	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)