Form 10-K
period 2019-12-31
Global Water Resources, Inc.
filed 2020-03-05
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number: 001-37756
Global Water Resources, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware		90-0632193
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

21410 N. 19th Avenue #220
Phoenix,	Arizona	85027
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (480) 360-7775
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	GWRS	The NASDAQ Stock Market, LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2019) was $121.8 million based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Market. As of March 2, 2020, the registrant had 22,537,381 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (this “Form 10-K”) of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, or “us”) and documents incorporated herein by reference are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, and opportunities, including potential acquisitions; future financial performance; population and growth projections; technologies; revenues; metrics; operating expenses; market trends, including those in the markets in which we operate; liquidity; cash flows and uses of cash; dividends; amount and timing of capital expenditures; depreciation and amortization; tax payments; hedging arrangements; our ability to repay indebtedness and invest in initiatives; impact and resolutions of legal matters; the impact of tax reform; and the impact of accounting changes and other pronouncements. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not, or the times at or by which, such performance or results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A of this Form 10-K and future reports that we file from time to time with the Securities and Exchange Commission (“SEC”). Although the forward-looking statements are based upon what management believes to be reasonable assumptions, investors cannot be assured that actual results will be consistent with these forward-looking statements, and the differences may be material. Further, any forward-looking statement speaks only as of the date of this Form 10-K. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
PART I
ITEM 1.BUSINESS
Overview
We are a water resource management company that owns, operates, and manages water, wastewater, and recycled water utilities in strategically located communities, principally in metropolitan Phoenix, Arizona. We seek to deploy our integrated approach, which we refer to as "Total Water Management," a term we use to mean managing the entire water cycle by owning and operating the water, wastewater, and recycled water utilities within the same geographic areas in order to both conserve water and maximize its total economic and social value. We use Total Water Management to promote sustainable communities in areas where we expect growth to outpace the existing potable water supply. Our model focuses on the broad issues of water supply and scarcity and applies principles of water conservation through water recycling and leveraging advanced systems. Our basic premise is that the world's water supply is limited and yet can be stretched significantly through effective planning, the use of recycled water, and by providing individuals and communities resources that promote wise water usage practices.
We currently own twelve water and wastewater utilities in strategically targeted communities in metropolitan Phoenix. We currently serve more than 61,000 people in approximately 23,000 homes within our 354 square miles of certificated service areas, which are serviced by seven wholly-owned regulated operating subsidiaries as of December 31, 2019. Approximately 92.9% of our active service connections are customers of our Global Water - Santa Cruz Water Company, LLC (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, LLC (“Palo Verde”) utilities, which are located within a single service area. We have grown significantly since our formation in 2003, with total revenues increasing from $4.9 million in 2004 to $35.5 million in 2019, and total service connections increasing from 8,113 as of December 31, 2004 to 46,197 as of December 31, 2019, with regionally planned areas large enough to serve approximately two million service connections.
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
U.S. Water Industry Overview
U.S. Water Industry Areas of Business
The U.S. water industry has two main areas of business:
•Utility Services to Customers. This business includes municipal water and wastewater utilities, which are owned and operated by local governments or governmental subdivisions, and investor-owned water and wastewater utilities. Investor-owned water and wastewater utilities are generally economically regulated, including with respect to rate regulation, by public utility commissions in the states in which they operate. The utility segment is characterized by high barriers to entry, including high capital spending requirements.
•General Water Products and Services. This business includes manufacturing, engineering and consulting companies, and numerous other fee-for-service businesses. The activities of these businesses include the building, financing, and operating of water and wastewater utilities, utility repair services, contract operations, laboratory services, manufacturing and distribution of infrastructure and technology components, and other specialized services. At present, the Company does not perform any unregulated services.

Key Characteristics of the U.S. Water Industry
In the U.S., the water industry is characterized by:
•Significant Constraints on the Availability of Fresh Water. In Arizona, the Arizona Department of Water Resources estimates that annual water usage is 7 million acre-feet per year. Arizona has the right to use 2.8 million acre-feet from the Colorado River and approximately half of that can be delivered through the Central Arizona Project, a 336 mile diversion canal from the Colorado River to central Arizona. The Colorado River is presently over-allocated, which means that more surface water right allocations have been issued than the actual average annual flow, with allocations being determined based on data from a period during which flows were significantly higher than in recent years. The Central Arizona Project is the only means of transporting Colorado River water into central Arizona. Approximately 40% of the water used in Arizona comes from groundwater. Water in the western U.S. is being pumped from groundwater sources faster than it is replenished naturally, a condition known as overdraft. In areas of water scarcity, such as the arid western U.S., water recycling represents a relatively simple, inexpensive, and energy-efficient means of augmenting water supply as compared to transporting surface water, groundwater, or desalinated water from other locations. Approximately 70% of the water provided by municipalities is currently used for non-potable applications where recycled water could potentially be utilized.
•Lack of Technology Utilization to Increase Operating Efficiencies and Decrease Operating Costs. The U.S. water industry has traditionally not taken advantage of advances in technology available to enhance revenue, increase operating efficiencies, and decrease operating costs (including labor and energy costs). Areas of opportunity include automated meter reading, systems management, and administrative functions, such as customer billing and remittance systems. Key drivers for the lack of investment in technology in water and wastewater utilities have been the historical lack of incentives offered or standards imposed by regulators to achieve efficiencies and lower costs and the ownership of the U.S. water utility sector, which largely consists of small, undercapitalized, municipally-owned utilities that lack the financial and technical resources to pursue technology opportunities.
•Highly Fragmented Ownership. The utility segment of the U.S. water industry is highly fragmented, with approximately 50,000 water utilities and approximately 16,000 community wastewater utilities, according to the U.S. Environmental Protection Agency ("EPA"). The majority of the approximately 50,000 water utilities are small, serving a population of 500 or less, and 86% of the water utilities serve only 10% of the population.
•Large Public Sector Ownership. Municipally-owned utilities provide water and wastewater services for the vast majority of the U.S. population. For homes connected to a community water system, approximately 80% are provided service by municipally-owned utilities. For homes connected to a community wastewater system, about 75% are provided service by municipally-owned utilities.
•Aging Infrastructure in Need of Significant Capital Expenditures. Water infrastructure in the U.S. is aging and requires significant investment and stringent focus on cost control to upgrade or replace aging facilities and to provide service to growing populations. Throughout the U.S., utilities are required to make expenditures on the rehabilitation of existing utilities and on the installation of new infrastructure to accommodate growth and make improvements to water quality and wastewater discharges mandated by stricter water quality standards. Water quality standards, first introduced with the Clean Water Act in 1972 and the Safe Drinking Water Act in 1974, are becoming increasingly stringent and numerous. For water, the American Water Works Association estimates investment needs for buried drinking water infrastructure total more than $1 trillion over the next 25 years. The American Society of Civil Engineers estimates capital investment needs to update and grow the nation’s wastewater systems may be as much as $271 billion over the next twenty years.
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
•Outsourcing involves municipally-owned utilities contracting with private sector service providers to provide services, such as meter reading, billing, maintenance, or asset management services.

•Public-private partnerships among government, operating companies, and private investors include arrangements, such as design, build, operate contracts; build, own, operate, and transfer contracts; and own, leaseback, and operate contracts.
•Privatization involves a transfer of responsibility for, and ownership of, the utility from the municipality to private investors.
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
Our growth strategy involves the elements listed below:
•acquiring or forming utilities in the path of prospective population growth;
•expanding our service areas geographically and organically growing our customer base within those areas; and
•deploying our Total Water Management approach into these utilities and service areas.
We believe this plan can be executed in our current service areas and in other geographic areas where water scarcity management is necessary to support long-term growth and in which regulatory authorities recognize the need for water conservation through water recycling.
Total Water Management is a demand-side-management framework (in that it is a solution intended to drive down demand for water supplies versus develop new water supplies) that alleviates the pressures of water scarcity in communities where growth is reasonably expected to outpace potable water supply. Built on an all-encompassing view of the water cycle, Total Water Management promotes sustainable community development through reduced potable water consumption while monetizing the value of water through each stage of delivery, collection, and reuse.
Our business model applies Total Water Management in high growth communities. Components of our Total Water Management approach include:
•Regional planning to reduce overall design and implementation costs, leveraging the benefits of replicable designs, gaining the benefits of economies of scale, and enhancing the Company’s position as a primary water and wastewater service provider in the region.
◦For example, the Company has secured three separate area-wide Clean Water Act Section 208 Regional Water Quality Management Plans in its major planning areas, covering more than 500 square miles of land. To obtain these plans, a provider must develop, amongst other things, a regional wastewater solution, including plans for engineering, infrastructure location and size, and goals for the management of treated reclaimed water, which the Company successfully demonstrated in obtaining its plans.
•Stretching a limited resource by maximizing the use of recycled water, using renewable surface water where available and recharging aquifers with any available excess water.
◦For example, the Company’s water recycling model has been fully implemented in the City of Maricopa. The Company is the water, wastewater, and recycled water provider for the City of Maricopa, which currently has a population of approximately 50,000. A community of this size produces an approximate annual average of 2.8 million gallons of wastewater per day. Because the Company requires developers to take back and utilize recycled water within their communities and invest in “purple pipe” recycled water infrastructure during the initial development of subdivisions, the Company is now able to distribute almost all of the 2.8 million gallons back to the community for beneficial purposes. Approximately 73% of the recycled water goes towards common area non-potable irrigation and for use at a local farm, which allows for the recycled water to naturally recharge into the aquifer. This reduces the total amount of limited ground or surface water that would otherwise be required within the community by over 36%. To date, the Company has reused 8.4 billion gallons of recycled water in the City of Maricopa.
•Integrating and standardizing water, wastewater, and recycled water infrastructure delivery systems using a separate distribution system of purple pipes to conserve water resources, reduce energy, treatment, and consumable costs (e.g., chemicals, filter media, other general materials, and supplies), provide operational efficiencies, and align the otherwise disparate objectives of water sales and conservation.
◦In addition to the previous example, which related to the requirements for recycled water usage, the separate distribution system of purple pipes, and water conservation achievements, the Company believes that its model results in additional benefits from an economic perspective due to lower use of power and consumables. For every gallon of recycled water that is directly reused while already on land surface, the need to pump additional scarce groundwater and surface water is eliminated. Such additional groundwater and surface water would otherwise need to be treated and distributed in accordance with the Safe Drinking Water Act, which is costly and requires a lot of energy.
•Gaining market and regulatory acceptance of broad utilization of recycled water through agreements with developers, strategic relationships with governments, academic research, and publication as industry experts, coupled with public education and community outreach campaigns.
◦For example, the Company has public-private partnerships formally adopted through memorandums of understanding with the City of Maricopa, the City of Casa Grande, and the City of Eloy. Each memorandum of understanding reflects the Company’s intent to deploy Total Water Management. The Company also has 154 infrastructure coordination and financing agreements with landowners or developer entities that include requirements for usage of recycled water and other attributes that support the Company’s Total Water Management model. As discussed above, the Company’s integrated provider model, which is focused on the maximum use of recycled water, underpins its Clean Water Act Section 208 Regional Water Quality Management Plans and Designations of Assured Water Supply. In addition, the Company has won numerous awards for education, outreach, and conservation in the water industry. Further, the Company’s experts have published academic papers regarding Total Water Management, as well as provided insight to industry publications.
•Incorporating automated processes, such as supervisory control and data acquisition, automated meter reading, and back-office technologies and “green” billing, which reduce operating costs and manpower requirements, improve system availability and reliability, and improve customer interface.
◦Supervisory Control and Data Acquisition. The Company employs supervisory control and data acquisition in all of its utility systems, which provides continuous monitoring, instantaneous alarming, and historical trending on all key operating assets, including instrumentation and dynamic components (e.g., pumps, motor controlled valves, treatment systems, etc.). This data is reported back to the appropriate operations personnel through a standard industry software known as Ignition. The benefits of this system include the significantly enhanced ability to: achieve compliance and safety mandates; reduce service outages; troubleshoot systems; provide for remote operations; and allow for proactive maintenance and lower costs related to efficient real-time operations
◦Automated Meter Reading. The Company implements automated meter reading with over 99% of all meters being read by such technology. This technology reads each meter numerous times per day (often hourly) and continuously transmits the meter readings back to a centralized data base through a communications tower and cellular transmission units. The data is then presented to the utility, and is made available to customers, through a simple user interface. Reading meters at this frequency provides many benefits to both the utility and the customer. With this data, utilities can better model demand usage, identify system water loss, identify leaks on the customer side of the meter, monitor for abnormal usage, and present interval, hourly, daily, weekly, or monthly usage back to the customers.

◦Back-Office Technologies and Paperless Billing. The Company employs a series of technologies that allow for the complete automation of the billing and remittance process. The Company also provides its customers with over seven ways to pay, with the majority of options being integrated with the Company’s back-office technologies. In combination with automated meter reading, this suite of technology has minimized the use of human labor and reduced the potential for human error for the entire billing and remittance process, while providing better customer service.
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
Our Regulated Utilities
We own and operate regulated water, wastewater and recycled water utilities in communities principally located in metropolitan Phoenix. Our utilities are regulated by the Arizona Corporation Commission (the “ACC”), as described further under “—Regulation—Arizona Regulatory Agencies” below. As of December 31, 2019, our utilities collectively had 45,823 active service connections offering predictable rate-regulated cash flows. Revenues from our regulated utilities accounted for approximately 99.8% of total revenues in 2019. Our utilities currently possess the high-level regional permits that allow us to implement our business model; thus, we believe we are well-positioned for organic growth in our current service areas that are generally located in Arizona’s population growth corridors: Maricopa/Casa Grande, West Valley, and Sun Corridor Region.
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

A summary description of our utilities at December 31, 2019 is set forth in the following table and described in more detail below:

Company	Date of Acquisition (A) or Formation (F)	Service Provided	Square Miles of Service Area (1)	Active Service Connections	Average Monthly Rate Per Service Connection
MARICOPA / CASA GRANDE REGION
Global Water-Santa Cruz Water Company	2004 (A)	Water	74	21,414	$55
Global Water-Palo Verde Utilities Company	2004 (A)	Wastewater and Recycled Water	103	21,175	$73
Global Water - Turner Ranches Irrigation, LLC	2018 (A)	Water	7	963	74

WEST VALLEY REGION
Water Utility of Greater Tonopah	2006 (A)	Water	105	357	$91
Water Utility of Northern Scottsdale	2006 (A)	Water	1	89	$222
Eagletail Water Company	2017 (A)	Water	8	57	$77
Balterra Sewer Corp	2008 (A)	Wastewater and Recycled Water	2	—	—
Hassayampa Utility Company	2005 (F)	Wastewater and Recycled Water	41	—	—

SUN CORRIDOR REGION
Global Water - Picacho Cove Water Company	2006 (F)	Water	2	—	—
Global Water - Picacho Cove Utilities Company	2006 (F)	Wastewater and Recycled Water	2	—	—
Global Water - Red Rock Utilities, LLC	2018 (A)	Water, Wastewater and Recycled Water	9	1,768	62
Total			354	45,823
(1) Certified areas may overlap in whole or in part for separate utilities.
Maricopa/Casa Grande Region
The City of Maricopa is located approximately 12 miles south of Phoenix. The relative proximity to a significant urban center, coupled with relatively abundant and inexpensive land, were the key drivers of the real estate boom experienced by this community. In 2005, the City of Maricopa was one of the fastest growing cities in the nation. While growth has slowed nationally since 2007, the City of Maricopa continues to grow, as demonstrated by our addition of 11,986 active service connections (representing approximately 5,900 homes) from December 2009 to December 2019. Development in the area is considered to be affordable and represents one of the few areas within the U.S. where a new home can be purchased from the mid $200,000s.
We operate in this region through Santa Cruz, Palo Verde, and Turner Ranches Water and Sanitation Company ("Turner").
We acquired Santa Cruz and Palo Verde in 2004. Santa Cruz serves 21,414 active service connections as of December 31, 2019 and revenues from Santa Cruz represented approximately 40.1% and 42.5% of our total revenue for the years ended December 31, 2019 and 2018, respectively. Palo Verde serves 21,175 active service connections as of December 31, 2019 and revenues from Palo Verde represented approximately 51.9% and 52.9% of our total revenue for the years ended December 31, 2019 and 2018, respectively.
The Santa Cruz and Palo Verde service areas include approximately 175 square miles, which we believe provide further opportunities for growth once development returns to these areas and water and wastewater utility services are required. Most of the Santa Cruz and Palo Verde infrastructure is less than sixteen years old. Santa Cruz and Palo Verde provide water and wastewater services, respectively, under an innovative public- private partnership memorandum of understanding with the City of Maricopa in Pinal County for approximately 278 square miles of its planning area. We signed a similar memorandum of understanding with the City of Casa Grande to partner in providing water, wastewater, and recycled water services to an approximate 100 square miles of its western region for anticipated growth.
Rate proceedings were completed in 2010 for both Santa Cruz and Palo Verde. In July 2012, these two utilities filed applications with the ACC for increased rates using 2011 as the test year on which the ACC will use to evaluate the utilities’ rates. The rate proceedings were completed in February 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Rate Case Activity”, included in Part II, Item 7 of this Form 10-K, for additional information.
We acquired CP Water Company (“CP Water”) in 2006. CP Water provided water service within parts of Pinal County. CP Water received a Certificate of Convenience and Necessity (“CC&N”) for approximately two square miles of service area in 1984. We acquired this small utility as part of our consolidation strategy to enable the deployment of new integrated infrastructure as development occurs in the corridor between the cities of Maricopa and Casa Grande. CP Water’s service area, customers, and assets have been transferred to Santa Cruz.
We acquired Turner in May 2018. Turner is a non-potable irrigation water utility located in Mesa, Arizona, with approximately seven square miles of service area. Turner serves 963 residential irrigation customers as of December 31, 2019.
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
We acquired Greater Tonopah in 2006. Greater Tonopah serves 357 active service connections as of December 31, 2019. Greater Tonopah has a CC&N for 105 square miles of service area and provides water services to Maricopa County west of the Hassayampa River. The acquisition of Greater Tonopah allowed us to enter into agreements with developers to serve a total of roughly 100,000 home sites plus commercial, schools, parks, and industrial developments.
In November 2017, the Bill and Melinda Gates Investment Group, through an investment vehicle, acquired 20,000 acres in the Belmont development, located in the West Valley Region. Belmont is a mixed use, master planned community and is included within the service area of Greater Tonopah and Hassayampa.
We acquired Northern Scottsdale in 2006. Northern Scottsdale serves 89 active service connections as of December 31, 2019. Northern Scottsdale has a CC&N for one square mile and provides water services to two small subdivisions in Northern Scottsdale.
Rate proceedings were completed in 2010 for Greater Tonopah. Northern Scottsdale completed a rate proceeding in 2008. In July 2012, these five utilities in the West Valley Region filed applications with the ACC for increased rates using 2011 as the test year on which the ACC evaluates the utilities’ rates. The rate proceedings were completed in February 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Rate Case Activity”, included in Part II, Item 7 of this Form 10-K, for additional information.
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
On May 15, 2017, we acquired Eagletail Water Company ("Eagletail") via merger. Eagletail serves 57 active connections as of December 31, 2019. Eagletail has a CC&N for eight square miles located west of metropolitan Phoenix.
Sun Corridor Region
The Sun Corridor Region is approximately equidistant between Phoenix and Tucson, along the I-10 Corridor.
We operate in this region through Global Water-Picacho Cove Water Company, Global Water-Picacho Cove Utilities Company (collectively, “Picacho Cove”) and Red Rock. We formed Picacho Cove in 2006 to provide water and wastewater services in the City of Eloy and currently have a CC&N for two congruent square miles. These utilities currently have no active service connections and no facilities.
We acquired Red Rock in October 2018. Red Rock consists of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona, with approximately nine square miles of service area. Red Rock serves 890 water connections and 878 sewer connections as of December 31, 2019.
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
•Potable Water. Our utilities presently employ groundwater systems for potable water production. Water is brought to the surface from underground aquifers (water levels vary from approximately 60 to 500 feet below land surface depending on the area), disinfected and stored in tanks for distribution to customers. In some instances, individual raw water supplies do not meet the legislative requirements for certain constituents. In those cases, we use well-head, centralized, point-of-use, or blending treatment systems to ensure water quality meets potable standards.
•Recycled Water. Recycled water is created by taking wastewater and applying advanced tertiary treatment (i.e., screening, biological reduction, and filtration and disinfection processes) to create a high quality, non-potable water source. Each step is monitored and controlled in order that the stringent requirements for recycled water are continuously met. Recycled water generated by us meets Arizona’s Aquifer Water Quality Standards before it leaves the treatment facility and is recognized as Class A+, the highest quality of recycled water regulated by the Arizona Department of Environmental Quality. Recycled water can be used for irrigation, facilities cooling, and industrial applications and in a residential setting for toilet flushing and lawn watering.

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
We maintain a comprehensive environmental program which addresses, among other things, responsible business practices and compliance with environmental laws and regulations, including the use and conservation of natural resources. Water samples across our water system are analyzed on a regular basis in material compliance with regulatory requirements. We conducted more than 11,200 water quality tests in 2019 at subcontracted laboratory facilities in addition to providing continuous online instrumentations for monitoring parameters such as turbidity and disinfectant residuals and allowing for adjustments to chemical treatment based on changes in incoming water quality. For 2019, we achieved a compliance rate of 99.6% for meeting state and federal drinking water standards and 99.0% for compliance with wastewater requirements, for an overall compliance rating of 99.3%. Compliance with governmental regulations is of utmost importance to us, and considerable time and resources are spent ensuring compliance with all applicable federal, state, and local laws and regulations.
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
Arizona Regulatory Agencies
In Arizona, the ACC is the regulatory authority with jurisdiction over water and wastewater utilities. The ACC has exclusive authority to approve rates, mandate accounting treatments, authorize long-term financing programs, evaluate significant capital expenditures and plant additions, examine and regulate transactions between a regulated subsidiary and its affiliated entities, and approve or disapprove reorganizations, mergers, and acquisitions prior to their completion. Additionally, the ACC has statutory authority to oversee service quality and consumer complaints, and approve or disapprove expansion of service areas. The ACC is comprised of five elected members, each serving four year terms. Companies that wish to provide water or wastewater service apply for a CC&N, which, if granted, allows them to serve customers within a geographic area specified by a legal description of the property. In considering an application for a CC&N, the ACC will determine if the applicant is fit and proper to provide service within a specified area, whether the applicant has sufficient technical, managerial, and financial capabilities to provide the service, and if that service is necessary and in the public interest. Once a CC&N is granted, the utility falls under the ACC’s jurisdiction and must abide by the rules and laws under which a public service corporation operates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Rate Case Activity,” included in Part II, Item 7 of this Form 10-K, for additional information regarding rate case activity involving the ACC.

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

Under Arizona’s assured water supply laws and regulations, a new subdivision inside an Active Management Area must demonstrate that it has an “assured water supply” to the satisfaction of the Arizona Department of Water Resources before the developer is permitted to sell lots. Demonstration of an assured water supply requires, among other things, that an applicant demonstrate that water supplies will be physically, continuously, and legally available to satisfy the water needs of the proposed use for at least 100 years. A developer may make an independent showing of an assured water supply (resulting in a Certificate of Assured Water Supply for a subdivision) or may obtain a written commitment for service from a designated water provider, such as a privately owned water company or a municipal water supplier. Under the latter approach, the water provider must demonstrate satisfaction of assured water supply requirements for the developments within its service areas (resulting in a Designation of Assured Water Supply for the provider). At present, we have obtained a Designation of Assured Water Supply in the Maricopa/Casa Grande service territory (Santa Cruz) for approximately 22,900 acre-feet of water use. A Designation of Assured Water Supply is subject to periodic review and renewal by the Arizona Department of Water Resources, and can be increased as demand grows within the service territory, subject to the physical availability of water. A physical availability determination for Santa Cruz suggests that, over time, its Designation of Assured Water Supply could potentially be increased to approximately 42,000 acre-feet once sufficient increased demand is established in the area, assuming that water is still physically available by that time (i.e., the groundwater has not been committed to users in surrounding areas). Under our highly efficient Total Water Management model, which is intended to achieve much lower per-unit potable water use rates than would be expected for average developments, 45,000 acre-feet could be sufficient water supply for approximately 180,000 homes per year.
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
Employees
As of December 31, 2019, we employed 74 full-time individuals and one part-time employee. Currently, none of our employees participate in collective bargaining agreements, and we consider our employee relations to be good.
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

ITEM 1A.RISK FACTORS
Regulatory and Legislative Factors
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
Our costs of complying with current and future governmental laws and regulations could adversely affect our business or results of operations. If we fail to comply with these laws, regulations, or permits, we could be fined or otherwise sanctioned by regulators and our operations could be curtailed or shut down. We may also be exposed to product liability or breach of contract claims by third parties resulting from our noncompliance. These laws and regulations are complex and change frequently, and these changes may cause us to incur costs in connection with the remediation of actions that were lawful when they were taken. Failure by us to observe the conditions and comply with the requirements of permits and other applicable laws and regulations could result in delays, additional costs, fines, and other adverse consequences, including the inability to proceed with development in our service areas.
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
In addition, governments or government agencies that regulate our operations may enact legislation or adopt new requirements that could have an adverse effect on our business, including:
•restricting ownership or investment;
•providing for the expropriation of our assets by the government through condemnation or similar proceedings;
•providing for changes to water and wastewater quality standards;
•requiring cancellation or renegotiation of, or unilateral changes to, agreements relating to our provision of water and wastewater services;
•changing regulatory or legislative emphasis on water conservation in comparison to other goals and initiatives;
•promoting an increase of competition among water companies within our designated service areas;
•requiring the provision of water or wastewater services at no charge or at reduced prices;
•restricting the ability to terminate services to customers whose accounts are in arrears;
•restricting the ability to sell assets or issue securities;
•adversely changing tax, legal, or regulatory requirements, including employment, property ownership, or general business regulations; changing environmental requirements and the imposition of additional requirements and costs on our operations; and including but not limited to changes adopted in response to regulatory measures to address global climate change;
•changes in the charges applied to raw water abstraction;

•changes in rate making policies; or
•restrictions relating to water use and supply, including restrictions on use, increased offsetting groundwater replenishment obligations, changes to the character of groundwater rights, and settlement of Native American claims.
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

On March 20, 2019, we filed a motion with the ACC to request an order for certain of our utilities to file a rate case. Thereafter, on April 26, 2019, the ACC issued Decision No. 77168, which requires all of our utilities to file a rate case no later than June 30, 2020, using the twelve months ending December 31, 2019 as the test year for the rate case. The outcome of the new rate case cannot be predicted, but we anticipate that new rates would not take effect before the second half of 2021. We are in the initial stages of evaluating and preparing for the rate case, but we anticipate requesting a moderate increase in rates. There is no guarantee, however, that the ACC will approve a rate increase or take any other actions as a result of the rate case, and it is possible that the ACC may determine to decrease future rates.
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
If we chose to expand to states other than Arizona, we may have difficulty acquiring the necessary approvals and permits or complying with environmental, health and safety, or quality standards of such states. See “—Market and Financial Factors— Doing business in jurisdictions other than Arizona may present unforeseen regulatory, legal, and operational challenges that could impede or delay our operations or adversely affect our profitability.”
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
In August 2013, we entered into a settlement agreement with ACC staff, the Residential Utility Consumers Office, the City of Maricopa, and the other parties to a rate case, which established the policy by which ICFA fees will be treated going forward. The settlement also prohibits us from entering into new ICFAs. In February 2014, the rate case proceedings were completed and the ACC issued Rate Decision No. 74364, approving the settlement agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Rate Case Activity,” included in Part II, Item 7 of this Form 10-K, for additional information.
Changes to environmental and other regulation may require us to alter our existing treatment facilities or build additional facilities.
To comply with federal, state, and local environmental laws, our existing facilities may need to be altered or replaced, which may cause us to incur significant additional costs. Altered and new facilities and other capital improvements must be constructed and operated in accordance with multiple requirements, including, in certain cases, an Aquifer Protection Permit issued by the Arizona Department of Environmental Quality, Arizona Pollution Discharge Elimination System permits from the Arizona Department of Environmental Quality, and an air quality permit from Maricopa or Pinal Counties. The provision of potable water is subject to, among others, the requirements of the federal Safe Drinking Water Act, and effluent from wastewater treatment facilities must comply with other requirements. Regulated contaminants and associated maximum contaminant levels may change over time, requiring us to alter or build additional treatment facilities.
Changes in, interpretations of, or enforcement trends related to tax rules and regulations may adversely affect our effective income tax rates or operating margins and we may be required to pay additional tax assessments.
Our effective income tax rate could be adversely affected by various factors, many of which are outside of our control, including:
•changes in tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions, including but not limited to U.S. federal and state regulations or interpretations resulting from the 2017 Tax Cuts and Jobs Act (the "TCJA");
•increases in corporate tax rates and the availability of deductions or credits;
•tax effects related to purchase accounting for acquisitions; and
•resolutions of issues arising from tax examinations and any related interest or penalties.
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

In addition, the ACC opened a docket to address the utility ratemaking implications of the TCJA. Among other actions, the ACC issued Decision No. 76901, which set forth reductions in revenue for certain utilities due to the TCJA. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition - ACC Tax Docket” in Part II, Item 7 of this Form 10-K for more information on the ACC docket that addresses the utility ratemaking implications of the TCJA.
Proposals to change policy in Arizona made through ballot initiatives may impact our growth, business plans and financial condition.

In Arizona, a person or organization may file a ballot initiative with the Arizona Secretary of State and, if a sufficient number of verifiable signatures are submitted, the initiative may be placed on the ballot for the public to vote on the matter. Ballot initiatives may relate to any matter, including taxes and policy and regulation related to our industry, and may change statutes or the state constitution in ways that could impact our customers, the Arizona economy, and the Company. For example, one initiative proposed this year would, if placed on the ballot and approved by the voters, provide for an increase in state marginal individual income tax rates that would give Arizona one of the highest marginal income tax rates in the country. The passage of this or other initiatives could depress expected population growth, impact our business or growth plans, and have a material adverse impact on our financial condition, results of operations or cash flows.
Operational Factors
Maintaining our operational technology and information technology systems or implementing new systems could result in higher than expected costs or otherwise adversely impact our internal controls environment, operations and profitability.

Upgrades and improvements to computer systems and networks, or the implementation of new systems, may require substantial amounts of management’s time and financial resources to complete, and may also result in system or network defects or operational errors due to multiple factors, including employees’ ability to effectively use such new or upgraded system. We continue to implement technology to improve our business processes and customer interactions, including recently having brought our customer service and billing operations in-house as part of the FATHOM transition. These efforts support our broader strategic initiatives and are intended to improve our operations and enhance our customer service capabilities. Any technical or other difficulties in transitioning, upgrading or improving existing or implementing new technology systems may increase costs beyond those anticipated and have an adverse or disruptive effect on our operations and reporting processes, including our internal control over financial reporting. We may also experience difficulties integrating current systems with new or upgraded systems, which may impact our ability to serve our customers effectively or efficiently. Although we make efforts to minimize any adverse impact on our controls, business and operations, we cannot assure that all such impacts have been or will be mitigated, and any such impacts could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
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
As stated above, our primary source of water is pumping of groundwater from aquifers within service areas. In the event that our wells cannot meet customer demand, we may, under certain circumstances, purchase water from surrounding municipalities, agencies, and other utilities. However, the cost of purchasing water is typically more expensive than producing it. Furthermore, these alternative sources may not always have an adequate supply to sell to us.
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
Water shortages may affect us in a variety of ways. For example, water shortages could:
•adversely affect water supply mix by causing us to rely on more expensive purchased water;
•adversely affect operating costs;

•increase the risk of contamination to water systems due to the inability to maintain sufficient pressure;
•increase capital expenditures for building pipelines to connect to alternative sources of supply, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of customers, and reservoirs and other facilities to conserve or reclaim water; and
•result in regulatory authorities refusing to approve new service areas if an adequate water supply cannot be demonstrated and restrictions on new customer connections may be imposed in existing service areas if there is not sufficient water.
We may or may not be able to recover increased operating and construction costs as a result of water shortages on a timely basis, or at all, for our regulated utilities through the rate setting process.
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
We do not currently anticipate any short-term concerns with physical, legal, or continuous availability issues in our service areas. Regardless, the supply of groundwater in Central Arizona, while considerable, is also ultimately finite, closely regulated, and geographically limited. In areas where we have not applied for a “Designation of Assured Water Supply,” which is a decision and order issued by the director of the Arizona Department of Water Resources designating a water provider as having an adequate water supply, we have not performed hydrological studies or modeling to evaluate the amount of groundwater likely to be available to meet present and expected future demands. Insofar as we intend to rely on the pumping of groundwater and the generation and delivery of recycled water to meet future demands in our current service areas, our ability and/or the ability of developers inside of our service areas to meet regulatory requirements and to demonstrate assured and adequate water supplies is essential to the continued growth of our service connections and our capacity to supply water to our customers.
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
Our information technology systems may be subject to cyberattacks.
As operators of critical infrastructure, we may face a heightened risk of cyberattacks from internal or external sources. Our information technology systems may be vulnerable to unauthorized external or internal access due to hacking, ransomware, viruses, or other cybersecurity breaches. Unauthorized access to confidential information located or stored on these systems could negatively and materially impact our customers, employees, suppliers and other third parties. Further, third parties, including vendors, suppliers and contractors, who perform certain services for us or administer and maintain our sensitive information, could also be targets of cyberattacks and unauthorized access. While we have instituted safeguards to protect our information technology systems, those safeguards may not always be effective due to the evolving nature of cyberattacks and cyber vulnerabilities. We cannot guarantee that such protections will be completely successful in the event of a cyberattack.
If our information technology systems, or that of third parties on which we rely on, are affected by a significant cyberbreach, this could result in, among other things, a significant disruption to our operations; misappropriation of confidential information of the Company or that of our customers, employees, business partners or others; litigation and potential liability; enforcement actions and investigations by regulatory authorities; loss of customers and contracts; harm to our reputation; and a loss of management time, attention and resources from our regular business operations, any of which could have a negative impact on our business, results of operations, and cash flows. These types of events, either impacting our facilities or the industry in general, could also cause us to incur additional security and insurance related costs.

Our cyber insurance is subject to a number of exclusions and may not cover the total loss or damage caused by a breach. In addition, the costs of responding to and recovering from a cyber incident may not be covered by insurance.

We rely on information technology systems to assist with the management of our business and customer relationships. A disruption or interruption of these systems could adversely affect our business and operations.

Our information technology systems, which includes information technology functions that are outsourced to various third-party service providers and software vendors, are an integral part of our business. For example, our information technology systems allow us, among other things, to bill our customers, provide customer service through our call center, manage certain financial records, track assets and accounts receivable collections, read water meters remotely, identify high water usage, and identify water theft from disconnected meters. As previously announced, as of December 20, 2019, GWM has ceased to provide substantially all of the billing, customer service, and other support services previously provided to its customers, including our regulated utilities. Although we have entered into agreements with third-party service providers and software vendors, and are providing substantially the same services in-house, the recent transition of these services creates additional risk. A disruption of our information technology systems could significantly limit our ability to manage and operate our business efficiently, which in turn could cause our business to suffer and cause our results of operations to be reduced.
Further, our information technology systems are vulnerable to damage or interruption from:
•power loss, computer systems failures, and internet, telecommunications, or data network failures;
•operator negligence or improper operation by, or supervision of, employees;
•physical and electronic loss of customer data, including as a result of or security breaches, cyberattacks, misappropriation, and similar events;
•computer viruses;
•intentional acts of vandalism and similar events; and
•fires, floods, earthquakes, and other natural disasters.
Damages or interruptions due to any of the foregoing could result in, among other things, difficulties managing and operating our business efficiently, such as with the timely issuances of billings, physical and electronic loss of customer, employee or financial data, security breaches, misappropriation of property and other adverse consequences. The lack of redundancy for some of our information technology systems, including billing systems, could exacerbate the impact of any of the foregoing events. Additionally, we may not be successful in further developing, implementing or acquiring technology to enable us to continue to operate at our current level of efficiency or to meet the future needs of our business. Any of the foregoing could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
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
A typical element of a utility growth strategy is the acquisition or development of other water and wastewater utilities. The potential negotiation of future acquisitions and development of new projects could require us to incur significant costs and expose us to significant risks, including:
•risks relating to the condition of assets acquired and exposure to residual liabilities of prior businesses;
•operating risks, including equipment, technology and supply problems, failure to achieve expected synergies and operating efficiencies, regulatory requirements, and approvals necessary for acquisitions;
•risks that potential acquisitions may require the disproportionate attention of our senior management, which could distract them from the management of our existing business;
•risks related to our ability to retain experienced personnel of the acquired company; and
•risks that certain acquisitions may require regulatory approvals, which could be refused or delayed and which could result in unforeseen regulatory expenses or unfavorable regulatory conditions.
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
Since our formation in 2003, we have grown rapidly, with our total revenues increasing from $4.9 million in 2004 to $35.5 million in 2019 and total service connections increasing from 8,113 as of December 31, 2004 to 46,197 as of December 31, 2019. We have also expanded geographically, from 18 square miles of service areas in 2004 to 354 square miles as of December 31, 2019. Our growth has been driven principally by acquisitions and by organic growth resulting from increased development and service connections within our existing service areas.
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
•continue to enhance our technology, operations, and financial and management systems;
•manage multiple relationships with our customers, regulators, suppliers, and other third parties; and
•expand, train, and manage our employee base.
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
Operating costs, construction costs, and costs of providing services can be volatile and may rise faster than revenue.
Our ability to increase rates over time is dependent upon approval of rate increases by the ACC, which may be inclined, for political or other reasons, to limit rate increases. However, our costs are subject to market conditions and other factors, and may increase significantly. For example, costs for chemicals used to treat water and wastewater, as well as costs for power used to operate pumps and other equipment, can be volatile. See “—Operational Factors—We depend on an adequate supply of electricity and chemicals for the delivery of our water, and an interruption in the supply of these inputs or increases in their prices could adversely affect our results of operations.”
Additionally, the second largest component of our operating costs after water production is made up of salaries and wages. These costs are affected by the local supply and demand for qualified labor. Other large components of our costs are general insurance, workers’ compensation insurance, employee benefits, and health insurance costs. These costs may increase disproportionately to rate increases authorized by utility regulators and may have a material adverse effect on our financial condition and results of operations.
Increased operating expenses associated with the expansion of our business may negatively impact our operating income.
Increased operating expenses associated with any expansion of our business may negatively impact our income as we, among other things:
•seek to acquire new utilities and service areas;
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
•loss of revenues;
•diversion of management and development resources and the attention of engineering personnel;
•significant customer relations problems;
•increased repair, support, and insurance expenses;
•adverse regulatory actions; and
•legal actions for damages by our customers, including but not limited to damages based on commercial losses and effects on human health.
We may have difficulty accomplishing our growth strategy within and outside of our current service areas. This would cause us to rely more heavily on regulatory rate increases to increase our revenues.
Our ability to expand our business, both within our current service areas and into new areas, involves significant risks, including, but not limited to:
•not receiving or maintaining necessary regulatory permits, licenses, or approvals;
•downturns in economic or population growth and development in our service areas;
•risks related to planning and commencing new operations, including inaccurate assessment of the demand for water, engineering and construction difficulties, and inability to begin operations as scheduled;
•droughts or water shortages that could increase water conservation efforts to a point that materially reduces revenue;
•regulatory restrictions or other factors that could adversely affect our access to sources of water supply;
•our potential inability to identify suitable acquisition opportunities or to form the relationships with developers and municipalities necessary to form strategic partnerships; and
•barriers to entry presented by existing water utilities in prospective service areas.
If we are unable to execute our growth strategy effectively, we will need to rely more heavily on regulatory rate increases to increase our revenue. However, there can be no assurance that the regulatory authorities will approve any rate increases.
Service interruptions, including due to any disruption or problem at our facilities could increase our expenses.
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
Other global incidents could have a similar effect of disrupting our business to the extent they reach and impact the service areas in which we operate, the availability of supplies we need, the customers we serve, or the employees who operate our businesses. For example, the outbreak of the coronavirus currently being experienced globally could disrupt our supply chain for chemicals used to treat water and wastewater, as well as negatively impact employee productivity, including affecting the availability of employees reporting for work. Further, the coronavirus outbreak has affected, and may continue to affect, the economies and financial markets of many countries, which may result in an economic downturn. See “—Market and Financial Factors—Foreclosure rates in our service areas, as well as other factors affecting real estate development, could affect the growth of our regulated customer base or result in a decline in our revenue” for additional information.
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
We rely on purchased electrical power to operate the wells and pumps that are needed in order to supply potable and recycled water to our customers. An extended interruption in power supply that we cannot remediate through the use of backup generators could adversely affect our ability to continue these operations. Electrical power, which represented approximately 6.4% of our total operating expenses in fiscal year 2019, is a significant and potentially volatile operating expense. Electrical power costs are beyond our control and can increase unpredictably in substantial amounts. Under these circumstances, our cash flows between our general rate case filings and our earnings may be adversely affected until the ACC has authorized a rate increase.
In addition, we require bulk supplies of chemicals for water and wastewater treatment, and if we were to suffer an interruption of supply that we cannot replace quickly, we might not be able to perform these functions adequately. Some chemicals are available from a single source or a limited number of sources. There is no assurance that these suppliers will continue to produce the chemicals in the quantities and quality and at the times they are needed. Moreover, the replacement of any of these suppliers could lead to significant delays and increase in our costs. Chemical costs represented approximately 1.5% of our total operating expenses in fiscal year 2019.

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

Our operations of regulated utilities are currently located exclusively in the state of Arizona, and more specifically approximately 92.9% of our active service connections are within a single municipality, which increases the impact of local conditions on our results of operations.
The customers of our regulated utilities are currently located exclusively in the state of Arizona and 92.9% of our active service connections are located in the City of Maricopa, Arizona. As a result, we cannot diversify or mitigate the risks presented by local regulatory, economic, political, demographic, and weather conditions in this area. An adverse change in any of these conditions would therefore affect our profitability, results of operations, liquidity, and cash flows more significantly than if our utilities operated more broadly in other geographic areas.
Our existing indebtedness could affect our business adversely and limit our ability to plan for or respond to growth opportunities, and we may be unable to generate sufficient cash flow to satisfy our liquidity needs.
As of December 31, 2019, we had total indebtedness of $115.0 million. In addition, we may incur substantial additional indebtedness in the future. Our indebtedness could have important consequences, including:
•limiting our ability to obtain future additional financing we may need to fund future working capital, capital expenditures, acquisitions, or other corporate requirements; and
•limiting, by the financial and other restrictive covenants in our debt agreements, our ability to borrow additional funds and to pay dividends.
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
A slowdown or severe downturn in the housing market could have an adverse effect on our operating results and financial condition.  During periods of economic distress, there may be an increase in home foreclosures and vacancies. For example, during the economic downturn beginning in 2008, our utilities experienced an increase in the number of vacant homes, reaching a peak of 4,020 vacant connections as of February 28, 2009, approximately 11.9% of our total connections at the time.  Accordingly, in the event of an economic downturn, including as a result of the coronavirus outbreak, we may experience a material reduction in revenues.  Although the U.S. economy and housing market continue to perform well, we cannot predict the overall trajectory of the market.  Our growth depends significantly on increased residential and commercial development in our service areas, and if developers or builders are unable to complete additional residential and commercial projects, our revenue may decline.
Our business is subject to seasonal fluctuations and other weather-related conditions, such as droughts, which could adversely affect the supply of and demand for our services and our results of operations.
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
•the state of domestic credit markets, mortgage standards, and availability of credit;
•competition from other builders and other projects in the area and other states;
•federal programs to assist home purchasers;
•costs and availability of labor and materials;
•government regulations affecting land development, homebuilding, and mortgage financing;
•availability of financing for development and for home purchasers;
•changes in the income tax treatment relating to real property ownership;
•unexpected increases in development costs;

•increased commute times and fuel costs that may adversely affect the desirability of outlying suburbs;
•availability of, among other things, other utilities, adequate transportation, and school facilities; and
•environmental problems with such land.
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
Our directors, executive officers, and stockholders holding more than 5% of our capital stock and their affiliates beneficially own, in the aggregate, approximately 54% of our outstanding common stock, including 45% held by our director, William S. Levine. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. There can be no assurance that their interests will not conflict with the interests of our other stockholders.
Our common stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above your purchase price.
The market price for our common stock is likely to be volatile, due to many factors, outside our control, including those described elsewhere in this “Risk Factors” section, as well as the following:
•our operating and financial performance and prospects;
•our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•conditions that impact demand for our services;
•future announcements concerning our business or our competitors’ businesses;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•the size of our public float;
•coverage by or changes in financial estimates by investment analysts or failure to meet their expectations;
•the market’s reaction to our reduced disclosure as a result of being an “emerging growth company” under the JOBS Act;
•market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•changes in laws or regulations which adversely affect our industry or us;
•changes in accounting standards, policies, guidance, interpretations, or principles;
•changes in senior management or key personnel;
•issuances, exchanges, or sales, or expected issuances, exchanges, or sales of our capital stock;
•changes in our dividend policy;
•adverse resolution of new or pending litigation against us; and
•changes in general market, economic, and political conditions in the U.S., and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war, and responses to such events.
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
We may provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Form 10-K and in our other public filings with the SEC and public statements. Whether or not we provide guidance, investment analysts may publish their estimates of our future financial performance. Our actual results may not always be in line with or exceed any guidance we have provided or the expectations of investment analysts, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts or if we or investment analysts reduce estimates of our performance for future periods, the market price of our common stock may decline.
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
We currently intend to continue to pay a regular monthly dividend on our common stock of $0.0241 per share ($0.2892 per share annually), or an aggregate of approximately $6.5 million on an annual basis. However, our future dividend policy is subject to our compliance with applicable law, and depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock we may issue in the future, business prospects, and other factors that our board of directors may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that we will continue to pay a dividend in the future.
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
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including, but not limited to, the following:
•only allowing our board of directors, Chairman of our board of directors, Chief Executive Officer, or President to call special meetings of our stockholders;
•setting forth specific procedures regarding how our stockholders may present proposals or nominate directors for election at stockholder meetings;
•requiring advance notice and duration of ownership requirements for stockholder proposals;
•permitting our board of directors to issue preferred stock without stockholder approval; and
•limiting the rights of stockholders to amend our bylaws.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the NASDAQ Global Market (“NASDAQ”) under the symbol “GWRS”. Our common stock began trading on the NASDAQ on April 28, 2016. There was no public market for GWRS common stock prior to April 28, 2016.
Shareholders
As of March 2, 2020, there were approximately 11 shareholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.
Dividends
We currently intend to continue to pay a regular monthly dividend of $0.0241 per share ($0.2892 per share annually). However, our future dividend policy is subject to our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock we may issue in the future, business prospects, and other factors that our board of directors may deem relevant. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K for a discussion of provisions of our senior secured notes that limit the payment of dividends.

Performance Graph
The following graph compares the relative performance of our common stock, the S&P 500 Index, and our Peer Group Index. This graph covers the period from April 28, 2016 (the first day GWRS common stock began trading on the NASDAQ) through December 31, 2019. The graph assumes that $100 was invested on April 28, 2016 in the common stock of GWRS, the S&P 500 Index, and our Peer Group Index, and also assumes reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
* $100 invested on April 28, 2016 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
** Peer group includes American States Water Company, American Water Works, Aqua America, Inc., Artesian Resources Corp., California Water, SJW Group, Middlesex Water Company, and York Water Co.

	4/28/16	12/31/16	12/31/17	12/31/18	12/31/19
Global Water Resources, Inc.	$100.00	$145.78	$149.91	$163.04	$211.78
S&P 500 Index	$100.00	$107.85	$128.80	$120.76	$155.64
Peer Group Index**	$100.00	$117.88	$144.10	$161.07	$207.70
Issuer Purchases of Equity Securities
None.

ITEM 6.SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K.
Overview

We are a water resource management company that owns, operates, and manages water, wastewater, and recycled water utilities in strategically located communities, principally in metropolitan Phoenix, Arizona. We seek to deploy our integrated approach, which we refer to as "Total Water Management," a term we use to mean managing the entire water cycle by owning and operating the water, wastewater, and recycled water utilities within the same geographic areas in order to both conserve water and maximize its total economic and social value. We use Total Water Management to promote sustainable communities in areas where we expect growth to outpace the existing potable water supply. Our model focuses on the broad issues of water supply and scarcity and applies principles of water conservation through water recycling and leveraging advanced systems. Our basic premise is that the world's water supply is limited and yet can be stretched significantly through effective planning, the use of recycled water, and by providing individuals and communities resources that promote wise water usage practices.
Business Outlook
2018 and 2019 continued the trend of positive growth in new connections. According to the 2010 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) is the 14th largest MSA in the U.S. and had a population of 4.2 million, an increase of 29% over the 3.3 million people reported in the 2000 Census. Metropolitan Phoenix continues to grow due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix Metropolitan area will have a population of 5.7 million people by 2030 and 6.5 million by 2040. During the twelve months ended December 31, 2019, Arizona’s employment rate improved by 2.9%, ranking the state in the top two nationally for job growth.
Also, according to the W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus Panel, most sectors of real estate are expected to experience improved growth with industrial and retail sectors also expected to experience improved occupancy rates. For Maricopa County and Pinal County combined, the Homebuilders Association of Central Arizona reported that single family housing permits grew 14% to 25,127 units in 2019.
The forecast by the Greater Phoenix Blue Chip Real Estate Consensus Panel for 2020 remains positive at approximately 26,000 single family dwelling permits. From there, we believe growth in the region could steadily return towards its normal historical rate of greater than 30,000 single family dwelling permits.
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
•population and community growth;
•economic and environmental utility regulation;
•economic environment;
•the need for infrastructure investment;
•production and treatment costs;
•weather and seasonality; and
•access to and quality of water supply.

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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, increased 1,908 connections, or 4.3%, from a total of 44,289 as of December 31, 2018 to 46,197 as of December 31, 2019. This increase is due primarily to the positive growth in new connections.
As of December 31, 2019, we have 45,823 active service connections compared to 43,687 active service connections as of December 31, 2018, an increase of 2,136, or 4.9%. As with the increase in total service connections, the increase is due primarily to the growth in new connections. Approximately 92.9% of the 45,823 active service connections are serviced by our Global Water - Santa Cruz Water Company, LLC (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, LLC (“Palo Verde”) utilities as of December 31, 2019.
The graph below presents the historical change in active and total connections for our ongoing operations, adjusting for the July 2015 condemnation of the assets and operations of Valencia Water Company ("Valencia") and the May 2016 sale of Willow Valley.

Total Active vs. Total Connections
47,000
46,000
45,000
44,000
43,000
42,000
41,000
40,000
39,000
38,000
37,000
36,000
35,000
34,000
33,000
32,000
31,000
30,000
Dec-08
Mar-09
Jun-09
Sep-09
Mar-10
Jun-10
Sep-10
Dec-10
Mar-11
Jun-11
Sep-11
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Total Active
Total Connections

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
Infrastructure Investment

Capital expenditures for infrastructure investment are a component of the rate base on which our regulated utility subsidiaries are allowed to earn an equity return. Capital expenditures for infrastructure provide a basis for earnings growth by expanding our “used and useful” rate base, which is a component of our permitted return on investment and revenue requirement. We are generally able to recover a rate of return on these capital expenditures (return on equity and debt), together with debt service and certain operating costs, through the rates we charge.
We have made significant capital investments in our territories within the last sixteen years, and because the infrastructure remains in the early stages of its useful life, we do not expect comparable capital investments to be required in the near term, either for growth or to maintain the existing infrastructure. Nevertheless, we have an established capital improvement plan to make targeted capital investments to add capacity for growth in new service areas as required, repair and replace existing infrastructure as needed, address operating redundancy requirements, and improve our overall financial performance, by lowering expenses and increasing revenue. Additionally, to reduce our cash tax obligation associated with our deferred tax liability of approximately $19.4 million resulting from the gain on the condemnation of the operations and assets of Valencia, we have substantially completed the planned investments within our capital improvement plan that we determined will qualify under the Internal Revenue Code §1033 re-investment criteria pursuant to a favorable Private Letter Ruling with the Internal Revenue Service (the "IRS"). Refer to “—Corporate Transactions—Private Letter Ruling” for additional information.
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
Weather and Seasonality
Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Drought, overuse of sources of water, the protection of threatened species or habitats, or other factors may limit the availability of ground and surface water. Also, customer usage of water and recycled water is affected by weather conditions, particularly during the summer. Our water systems generally experience higher demand in the summer due to the warmer temperatures and increased usage by customers for irrigation and other outdoor uses. However, summer weather that is cooler or wetter than average generally suppresses customer water demand and can have a downward effect on our operating revenue and operating income. Conversely, when weather conditions are extremely dry, our business may be affected by government-issued drought-related warnings and/or water usage restrictions that would artificially lower customer demand and reduce our operating revenue. For additional information and risks associated with weather and seasonality, see “Risk Factors,” included in Part I, Item 1A of this Form 10-K. The limited geographic diversity of our service areas makes the results of our operations more sensitive to the effect of local weather extremes. The second and third quarters of the year are generally those in which water services revenue and wastewater services revenues are highest. Accordingly, interim results should not be considered representative of the results of a full year.

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
For our utilities, adjusting for the condemnation of the operations and assets of Valencia and the sale of Willow Valley, the settlement provided for a collective aggregate revenue requirement increase of $3.6 million based on 2011 test year service connections, phased-in over time, with the first increase in January 2015 as follows (in thousands, not updated for the Federal Tax Cuts and Jobs Act (the “TCJA”), refer to "—Corporate Transactions—ACC Tax Docket" for further details):

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
On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities due to the TCJA. Rate Decision No. 76901 adopted the phase-in approach for the reductions to match the phase-in of our revenue requirement under Rate Decision No. 74364. Refer to "— Corporate Transactions — ACC Tax Docket" for details regarding Decision No. 76901.
ACC Rate Case
On March 20, 2019, we filed a motion with the ACC to request an order for certain of our utilities to file a rate case. Thereafter, on April 26, 2019, the ACC issued Decision No. 77168, which requires all of our utilities to file a rate case no later than June 30, 2020, using the twelve months ending December 31, 2019 as the test year for the rate case. Refer to “— Corporate Transactions — ACC Rate Case” for additional information.
ICFA Treatment
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
With the issuance of Rate Decision No. 74364, in February 2014, the ACC changed how ICFA funds would be characterized and accounted for going forward. Most notably, the ACC changed the rate treatment of ICFA funds, now, ICFA funds already received or which had become due prior to the date of Rate Decision No. 74364 were accounted for in accordance with our ICFA revenue recognition policy that had been in place prior to the 2010 Regulatory Rate Decision, wherein the funds received are recognized as revenue once the obligations specified in the ICFA were met. Rate Decision No. 74364 prescribes that of the ICFA funds which come due and are paid subsequent to December 31, 2013, 70% of the ICFA funds will be recorded in the associated utility subsidiary as a hook-up fee (“HUF”) liability, with the remaining 30% to be recorded as deferred revenue, until such time that the HUF tariff is fully funded, after which the remaining funds will be recorded as deferred revenue in accordance with our ICFA revenue recognition policy. A HUF tariff, specifying the dollar value of a HUF for each utility, was approved by the ACC as part of Rate Decision No. 74364. We are responsible for assuring the full HUF value is paid from ICFA proceeds, and recorded in its full amount by predetermined milestones in Rate Decision No. 74364, even if it results in recording more or less than 30% of the ICFA fee as deferred revenue.
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

In addition to ICFAs, we have various line extension agreements with developers and builders, through which funds, water line extensions or wastewater line extensions are provided to us by the developers and are considered refundable advances for construction. These AIACs are subject to refund by us to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility services constructed under the agreement over a specified period. Upon the expiration of the agreements’ refunding period, the remaining balance of the AIAC becomes nonrefundable and at that time is considered CIAC. CIAC is amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, a utility plant funded by AIAC and CIAC is excluded from rate base. The taxability of AIAC and CIAC was changed with the enactment of the TCJA. Previously, the majority of AIAC and CIAC that we collected were not taxable. However, with the enactment of the TCJA, they will be taxable going forward. On November 27, 2018, the ACC ruled that the utility may require that the contributor pay a gross-up to the utility consisting of 55% of the income tax expense with the utility covering the remaining 45% of the income tax expense. For more details regarding the ruling, refer to "—Corporate Transactions — ACC Tax Docket."
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
Sale of Loop 303 Contracts
In September 2013, we entered into an agreement to sell certain wastewater facilities main extension agreements and offsite water management agreements for the contemplated Loop 303 service area, along with their related rights and obligations (which we refer to collectively as the “Loop 303 Contracts”), relating to the 7,000-acre territory within a portion of the western planning area of the City of Glendale, Arizona known as the “Loop 303 Corridor.” Pursuant to the agreement, we sold the Loop 303 Contracts to EPCOR for total proceeds of approximately $4.1 million which was paid to us over time as certain milestones were met between EPCOR and the developers/landowners of the Loop 303 Corridor. As of December 31, 2018, we had received $3.1 million of the proceeds and in March 2019, we received the final payment of $1.0 million. These proceeds were recorded as other income.

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

Pursuant to Internal Revenue Code §1033, we would have been able to defer the gain on condemnation through the end of 2017. Following the Company’s subsequent requests for extensions which were approved by the IRS, the Company may now defer the gain through the end of 2020. Accordingly, the Company expects to fully defer the remaining tax liability of approximately $0.1 million as of December 31, 2019 in 2020.
Line of Credit
On April 20, 2018, we entered into an agreement with MidFirst Bank, a federally chartered savings association, for a two-year revolving line of credit up to $8.0 million. The credit facility, which will be used for acquisitions and general corporate purposes, bears an interest rate of LIBOR plus 2.25%. In April 2019, we signed an amendment to the loan agreement which extends the maturity date from April 30, 2020 to April 30, 2022 and modifies the debt service coverage ratio to match the ratio required by the senior secured notes; all other terms remain unchanged. As of December 31, 2019, we had no outstanding borrowings under this credit line.
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

On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities due to lower corporate tax rates under the TCJA.  Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of our revenue requirement under the Rate Decision No. 74364 enacted in February 2014. In 2019, the annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities were approximately $346,000, $523,000, $16,000, and $5,000, respectively. In 2021, the final year of the phase-in, the annual reductions in revenue for our Santa Cruz, Palo Verde, Tonopah, and Northern Scottsdale utilities will be approximately $415,000, $669,000, $16,000, and $5,000, respectively. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the difference of the fully phased-in rates to be applied in 2021 versus the phased-in rates refunded in 2018.

Rate Decision No. 76901, however, did not address the impacts of the TCJA on accumulated deferred income taxes (“ADIT”), including excess ADIT (“EADIT”).  Following the ACC's request for a proposal, the Company made its proposal in filings on December 19, 2018 and July 1, 2019. ACC Staff reviewed the Company's filing and requested that the Company defer tariff revisions until such revisions can be considered in the next rate case. ACC Staff also requested that the Company defer consideration of the regulatory assets and regulatory liabilities associated with 2018 EADIT amortization. On July 18, 2019, the Company made a filing proposing these items be deferred to the next rate case. Refer to " — Corporate Transactions — ACC Rate Case" for additional information regarding the Company's next rate case.

On November 27, 2018, February 20, 2019, February 28, 2019, and January 23, 2020, the ACC adopted orders relating to the funding for income taxes on CIAC and AIAC (which became taxable for our regulated utilities under the TCJA). Those orders 1) require that under the hybrid sharing method, a contributor will pay a gross-up to the utility consisting of 55% of the income tax expense with the utility covering the remaining 45% of the income tax expense; 2) remove the full gross-up method option for Class A and B utilities and their affiliates (which includes all of our utilities); 3) ensure proper ratemaking treatment of a utility using the self-pay method; 4) clarify that pass-through entities that are owned by a “C” corporation can recover tax expense according to methods allowed; and 5) require Class A and B utilities to self-pay the taxes associated with hook-up fee contributions but permit using a portion of the hook-up fees to fund these taxes. The Company's utilities have adopted the hybrid sharing method for income tax on CIAC and AIAC.

ACC Rate Case

On March 20, 2019, we filed a motion with the ACC to request an order for certain of our utilities to file a rate case. Thereafter, on April 26, 2019, the ACC issued Decision No. 77168, which requires all of our utilities to file a rate case no later than June 30, 2020, using the twelve months ending December 31, 2019 as the test year for the rate case. The outcome of the new rate case cannot be predicted, but we anticipate that new rates would not take effect before the second half of 2021. We are in the initial stages of evaluating and preparing for the rate case, but we anticipate requesting a moderate increase in rates. There is no guarantee, however, that the ACC will approve a rate increase or take any other actions as a result of the rate case, and it is possible that the ACC may determine to decrease future rates.
2018 Common Stock Offering
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
Acquisition of Red Rock Utilities

On October 16, 2018, we completed the acquisition of Red Rock, an operator of a water and a wastewater utility with service areas in Pima and Pinal counties of Arizona, for a purchase price of $5.9 million. The acquisition added over 1,650 connections and approximately 9 square miles of service area. The Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. The three specified growth premium areas are located in Pima County, Arizona where Red Rock has not yet begun operating, and where Red Rock is authorized to provide water utility services only. As of December 31, 2019, no meters have been installed and no accounts have been established in any of the three growth premium areas. We believe this acquisition is consistent with the Company's declared strategy of making accretive acquisitions.
Recent Events
2020 Common Stock Offering

On January 21, 2020, we completed a public offering of 870,000 shares of common stock at a public offering price per share of $12.50, for gross proceeds of $10.9 million. On January 30, 2020, we issued an additional 130,000 shares of common stock at the public offering price of $12.50 per share, for gross proceeds of $1.6 million, resulting in total proceeds from the offering of approximately $12.5 million. The issuance of the additional shares was completed pursuant to the exercise in full of the underwriter's over-allotment option. We received net proceeds of approximately $11.6 million after deducting underwriting discounts and commissions and offering expenses payable by us, which collectively totaled $0.9 million.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing operating performance. In consideration of the Financial Accounting Standards Board’s Accounting Standards Codification 280, Segment Reporting, we are not organized around specific products and services, geographic regions, or regulatory environments. We currently operate in one geographic region within the State of Arizona, wherein each operating utility operates within the same regulatory environment.
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

Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2019	2018
Revenues	$35,471	$35,515
Operating expenses	28,510	26,246
Operating income	6,961	9,269
Total other expense	(3,575)	(4,384)
Income before income taxes	3,386	4,885
Income tax expense	(1,162)	(1,782)
Net income	$2,224	$3,103

Basic earnings per common share	$0.10	$0.15
Diluted earnings per common share	$0.10	$0.15
Revenues – The following table summarizes our revenues for the years ended December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2019	2018
Water services	$16,143	$15,344
Wastewater and recycled water services	19,263	17,654
Unregulated revenues	65	2,517
Total revenues	$35,471	$35,515

Total revenues remained consistent at $35.5 million for the years ended December 31, 2019 and December 31, 2018. In 2018, $2.5 million in infrastructure coordination and financing agreements (ICFA) revenue was recognized, while no ICFA revenue was recognized in 2019. Excluding the ICFA revenue recognized, total revenues increased $2.4 million, or 7.3% for the full year 2019. The increase in total revenues was primarily driven by the Turner and Red Rock acquisitions combined with organic growth in connections.

Water Services – Water services revenue increased $0.8 million, or 5.2%, to $16.1 million for the year ended December 31, 2019 compared to $15.3 million for the year ended December 31, 2018. The increase in water services revenue is primarily due to the acquisitions of Red Rock and Turner coupled with organic growth and rate increases related to Rate Decision 74364.
Water services revenue based on consumption increased $0.1 million, or 1.5%, to $7.1 million for the year ended December 31, 2019 compared to $7.0 million for the year ended December 31, 2018. The increase in consumption revenue is primarily driven by the acquisitions of Turner and Red Rock.
Active water connections increased 4.8% to 23,770 as of December 31, 2019 from 22,691 as of December 31, 2018, primarily due to growth in new connections.
Water consumption increased 8.5% to 2.8 billion gallons for the year ended December 31, 2019, compared to 2.6 billion gallons for the year ended December 31, 2018. The increase in consumption is primarily attributed to the acquisitions of Turner and Red Rock, partially offset by decreases in construction and commercial consumption.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.7 million, or 8.6%, to $8.6 million for the year ended December 31, 2019 compared to $8.0 million for the year ended December 31, 2018. This increase resulted from the Turner and Red Rock acquisitions coupled with an increase in organic active service connections, combined with an increase in rates related to Rate Decision No. 74364.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $1.6 million, or 9.1%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in wastewater and recycled water services revenue is primarily driven by a $1.6 million increase in wastewater services revenue (inclusive of a $0.7 million increase due to Red Rock). The increase in wastewater services revenue is attributed to the increase in rates related to Rate Decision No. 74364, as well as the increase in active wastewater connections, which increased 5.0% to 22,053 as of December 31, 2019 from 20,996 as of December 31, 2018.
Recycled water services revenue, which is based on the number of gallons delivered, increased $0.1 million, or 14.4%, to $1.0 million for the year ended December 31, 2019 compared to $0.9 million for the year ended December 31, 2018. The increase in recycled water services revenue is primarily related to the increase in recycled water rates, partially offset by a decrease in consumption. The volume of recycled water delivered decreased 44 million gallons, or 6.5%, to 639 million gallons for the year ended December 31, 2019 compared to 683 million gallons for the year ended December 31, 2018. Recycled water rates increased 9.4% per Rate Decision No. 74364 compared to 2018.
Operating Expenses – The following table summarizes our operating expenses for the year ended December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2019	2018
Operations and maintenance	$7,237	$6,630
Operations and maintenance - related party	1,678	1,599
General and administrative	11,242	10,548
Depreciation	8,353	7,469
Total operating expenses	$28,510	$26,246
Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax, increased $0.6 million, or 9.2%, for the year ended December 31, 2019 compared to the year ended December 31, 2018.
Total personnel expenses increased $0.4 million, or 20.4%, to $2.1 million for the year ended December 31, 2019 compared to $1.8 million for the year ended December 31, 2018. The increase in personnel expense was primarily driven by the Turner and Red Rock acquisitions, and increases in salary and wages.
Property tax expense increased $0.1 million, or 4.5%, to $2.2 million for the year ended December 31, 2019 compared to $2.1 million for the year ended December 31, 2018. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues. As revenues increase, we expect property taxes to also increase. The increase is also partially due to the Turner and Red Rock acquisitions.
Operations and maintenance - related party – Operations and maintenance - related party expense increased $0.1 million, or 4.9%, to $1.7 million for the year ended December 31, 2019 compared to $1.6 million for the year ended December 31, 2018. The increase is due to the monthly rate per account owed for FATHOM service fees, which increased to $6.43 on January 1, 2019 from $6.24. The increase was also partially driven by the acquisition of Red Rock coupled with organic connection growth.
General and Administrative – General and administrative costs include the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $0.7 million, or 6.6%, for the year ended December 31, 2019 compared to the year ended December 31, 2018.
Personnel related costs increased $0.4 million, or 12.3%, to $4.0 million for the year ended December 31, 2019 compared to $3.5 million for the year ended December 31, 2018. The increase was driven by an increase in salaries and bonuses due to the hiring of additional employees, coupled with an increase in other employee benefits expense for the year ended December 31, 2019 compared to the year ended December 31, 2018.
Deferred compensation expense increased $0.2 million, or 14.8%, to $1.7 million for the year ended December 31, 2019 compared to $1.5 million for the year ended December 31, 2018. The increase was primarily related to the higher increase in the carrying value of our equity awards due to the year over year change in our stock price, which increased $3.01 for the year ended December 31, 2019 compared to an increase of $0.80 for the year ended December 31, 2018. The increase was also caused by an increase in employee option expense due to the 2019 stock option grant, the value of which we started expensing in August 2019. Refer to Note 14 — “Deferred Compensation Awards” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.
Professional fees decreased $0.2 million, or 8.3%, to $1.7 million for the year ended December 31, 2019 compared to $1.9 million for the year ended December 31, 2018. The decrease was primarily related to expenses associated with strategic initiatives and TCJA analysis performed during the year ended December 31, 2018.

Other Expense – Other expense totaled $3.6 million for the year ended December 31, 2019 compared to $4.4 million for the year ended December 31, 2018. The decrease of $0.8 million in other expense was primarily driven by the receipt of the final $1.0 million of proceeds in March 2019 relating to the Loop 303 contracts, partially offset by a decrease in the Valencia earn out of $0.2 million. The Valencia earnout consists of $3,000 for each new water meter installed within Valencia’s prior service areas.

Other – related party income increased $0.1 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. Other – related party income includes royalty income based upon a percentage of certain FATHOM recurring revenue combined with the equity method gains and losses associated with our equity method investment in FATHOM Water Management Holdings, LLP (the "FATHOM Partnership"). As previously disclosed, based on the breach of the services agreement and cessation of services by GWM on December 20, 2019, the Company considers the services agreement to be terminated effective on that date. Additionally, the Company will no longer receive such royalty payments for periods after such date. The change in other – related party income was primarily driven by the equity method loss recorded on our investment in the FATHOM Partnership of $0.1 million for the year ended December 31, 2019 compared to a loss of $0.3 million for the year ended December 31, 2018. Refer to Note 6 — “Equity Method Investment” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information. The increase in Other – related party income was partially offset by a $63,000 decrease in royalty income for the year ended December 31, 2019 compared to the year ended December 31, 2018.
Income Tax Expense – Income tax expense of $1.2 million was recorded for the year ended December 31, 2019 compared to $1.8 million for the year ended December 31, 2018. The decrease was primarily driven by a reduction in pre-tax net income for the year ended December 31, 2019.
Net Income – Our net income totaled $2.2 million for the year ended December 31, 2019 compared to net income of $3.1 million for the year ended December 31, 2018. The $0.9 million decrease was primarily attributed to ICFA revenue recognized in 2018 that did not reoccur in 2019, offset by Loop 303 proceeds and connection growth in 2019 compared to 2018.

Outstanding Share Data
As of March 2, 2020, there were 22,537,381 shares of our common stock outstanding and options to acquire an additional 632,500 shares of our common stock outstanding.
Liquidity and Capital Resources
Our capital resources are provided by internally generated cash flows from operations as well as debt and equity financing. Additionally, our regulated utility subsidiaries receive advances and contributions from customers, home builders, and real estate developers to partially fund construction necessary to extend service to new areas. We use our capital resources to:
•fund operating costs;
•fund capital requirements, including construction expenditures;
•pay dividends;
•fund acquisitions;
•make debt and interest payments; and
•invest in new and existing ventures.
Our utility subsidiaries operate in rate-regulated environments in which the amount of new investment recovery may be limited. Such recovery will take place over an extended period of time because recovery through rate increases is subject to regulatory lag.
As of December 31, 2019, we have no notable near-term cash expenditures or debt obligations. While specific facts and circumstances could change, we believe that we have sufficient cash on hand, and the ability to draw on the $8.0 million available under the Loan Agreement (as defined below), to meet our operating cash flow requirements and capital expenditure plan as well as remain in compliance with our debt covenants for at least the next twelve months.
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
For the year ended December 31, 2019, our net cash provided by operating activities totaled $11.6 million compared to $11.3 million for the year ended December 31, 2018. The $0.3 million increase in cash from operating activities was primarily driven by the increase in other non-current liabilities of $0.9 million in 2019 compared to the $2.1 million decrease in 2018, partially offset by a decrease in accounts payable of $0.9 million, coupled with a decrease in net income of $0.9 million.
Cash from Investing Activities
Our net cash used in investing activities totaled $10.1 million for the year ended December 31, 2019 compared to $13.3 million for the year ended December 31, 2018. The $3.3 million change in cash used in investing activities was driven by a decrease in acquisition expenditures of $8.5 million due to the acquisition of Turner and Red Rock which were completed in 2018, partially offset by an increase in capital expenditures of $6.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in capital expenditures primarily related to the deferral on the gain realized from the condemnation of the operations and assets of Valencia.
We continue to invest capital prudently in our existing, core service areas where we are able to deploy our Total Water Management model as service connections grow. This includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. Following the most recent Private Letter Ruling extension, we expect to fully defer the remaining tax liability of approximately $0.1 million as of December 31, 2019 in 2020 (refer to “—Corporate Transactions—Private Letter Ruling”). Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.
Cash from Financing Activities
Our net cash used in financing activities totaled $5.6 million for the year ended December 31, 2019, a $15.1 million change as compared to the $9.5 million in cash provided by financing activities for the year ended December 31, 2018. This change was primarily driven by the $14.6 million in net proceeds received from our public offering of stock in July 2018, combined with an increase in dividends paid of $0.4 million for the year ended December 31, 2019, compared to the year ended December 31, 2018. The change was also due to a decrease in proceeds from stock option exercise of $0.4 million, offset by an increase of $0.4 million in AIAC payments received for the year ended December 31, 2019 compared to the year ended December 31, 2018.
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
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of December 31, 2019, the Company was in compliance with its financial debt covenants.
Debt issuance costs as of both December 31, 2019 and December 31, 2018 were $0.6 million.

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
Borrowings under the Loan Agreement will bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.25%. The original scheduled maturity date of April 30, 2020, subject to certain prepayment requirements upon a change of control, was extended in April 2019 to April 30, 2022. In 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop requiring banks to submit LIBOR quotations after 2021. The Company's loan agreements dictate that the LIBOR rate will automatically convert to a rate of interest based on an adjustable index and spread that is reasonably equivalent to the LIBOR rate.
Similar to the senior secured notes, the Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. Additionally, the Loan Agreement contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants are subject to various qualifications and limitations as set forth in the Loan Agreement. Pursuant to the Loan Agreement, the revolving credit facility will be subject to certain customary events of default after which the revolving credit facility may be declared due and payable if not cured within the grace period or, in certain circumstances, may be declared due and payable immediately. Refer to Note 12 — "Debt" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information. As of December 31, 2019, the Company was in compliance with its financial debt covenants.
As of December 31, 2019, the Company had no outstanding borrowings under this credit line. The Company incurred $40,000 debt issuance costs as of December 31, 2019 and $0.1 million as of December 31, 2018.
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
Off Balance Sheet Arrangements
As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements.

Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Global Water Resources, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Global Water Resources, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
March 4, 2020

We have served as the Company's auditor since 2003.

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	326,303	312,148
Less accumulated depreciation	(92,749)	(85,093)
Net property, plant and equipment	233,554	227,055
CURRENT ASSETS:
Cash and cash equivalents	7,513	12,756
Accounts receivable — net	1,631	1,488
Due from affiliates	426	406
Unbilled revenue	2,048	1,998
Prepaid expenses and other current assets	675	686
Total current assets	12,293	17,334
OTHER ASSETS:
Goodwill	4,398	2,639
Intangible assets — net	12,554	12,972
Regulatory asset	1,715	1,793
Deposits	—	128
Restricted cash	1,582	441
Equity method investment	—	79
Other noncurrent assets	17	20
Total other assets	20,266	18,072
TOTAL ASSETS	266,113	262,461
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	992	604
Accrued expenses	7,546	7,465
Customer and meter deposits	1,445	1,460
Long-term debt and capital leases — current portion	117	47
Total current liabilities	10,100	9,576
NONCURRENT LIABILITIES:
Long-term debt and capital leases	114,664	114,507
Deferred revenue - ICFA	17,372	17,358
Regulatory liability	8,803	8,851
Advances in aid of construction	67,621	67,684
Contributions in aid of construction — net	14,520	10,670
Deferred income tax liabilities, net	4,919	4,350
Acquisition liability	1,773	934
Other noncurrent liabilities	1,669	660
Total noncurrent liabilities	231,341	225,014
Total liabilities	241,441	234,590
Commitments and contingencies (Refer to Note 16)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,636,420 and 21,530,470 shares issued as of December 31, 2019 and December 31, 2018, respectively.	216	215
Treasury stock, 99,039 and 59,174 shares at December 31, 2019 and December 31, 2018, respectively.	(1)	(1)
Paid in capital	24,457	27,657
Retained earnings	—	—
Total shareholders' equity	24,672	27,871
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	266,113	262,461
See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
REVENUES:
Water services	$16,143	$15,344
Wastewater and recycled water services	19,263	17,654
Unregulated revenues	65	2,517
Total revenues	35,471	35,515

OPERATING EXPENSES:
Operations and maintenance	7,237	6,630
Operations and maintenance - related party	1,678	1,599
General and administrative	11,242	10,548
Depreciation and amortization	8,353	7,469
Total operating expenses	28,510	26,246
OPERATING INCOME	6,961	9,269

OTHER INCOME (EXPENSE):
Interest income	203	101
Interest expense	(5,388)	(5,255)
Other	1,309	592
Other - related party	301	178
Total other expense	(3,575)	(4,384)

INCOME BEFORE INCOME TAXES	3,386	4,885
INCOME TAX EXPENSE	(1,162)	(1,782)
NET INCOME	$2,224	$3,103

Basic earnings per common share	$0.10	$0.15
Diluted earnings per common share	$0.10	$0.15
Dividends declared per common share	$0.29	$0.28

Weighted average number of common shares used in the determination of:
Basic	21,516,620	20,468,509
Diluted	21,531,594	20,507,437

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2017	19,631,266	$196	—	$—	$14,288	$376	$14,860
Dividend declared $0.28 per share	—	—	—	—	(2,361)	(3,479)	(5,840)
Issuance of common stock	1,720,000	17	—	—	14,619	—	14,636
Treasury stock	—	—	(59,174)	(1)	—	—	(1)
Stock option exercise	179,204	2	—	—	788	—	790
Stock compensation	—	—	—	—	323	—	323
Net income	—	—	—	—	—	3,103	3,103
BALANCE - December 31, 2018	21,530,470	$215	(59,174)	$(1)	$27,657	$—	$27,871
Dividend declared $0.29 per share	—	—	—	—	(3,948)	(2,224)	(6,172)
Treasury stock	—	—	(39,865)	—	—	—	—
Stock option exercise	105,950	1	—	—	412	—	413
Stock compensation	—	—	—	—	336	—	336
Net income	—	—	—	—	—	2,224	2,224
BALANCE - December 31, 2019	21,636,420	$216	(99,039)	$(1)	$24,457	$—	$24,672

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,224	$3,103
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	2,051	1,714
Depreciation and amortization	8,353	7,469
Amortization of deferred debt issuance costs and discounts	88	101
Gain on sale of Loop 303 contracts	(1,000)	—
Loss on equity investment	79	265
Other gains (loss)	5	(27)
Provision for doubtful accounts receivable	50	93
Deferred income tax expense	570	1,236
Changes in assets and liabilities
Accounts receivable	(193)	178
Other current assets	(60)	(110)
Accounts payable and other current liabilities	(1,584)	(688)
Other noncurrent assets	75	73
Other noncurrent liabilities	908	(2,100)
Net cash provided by operating activities	11,566	11,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,187)	(4,787)
Cash paid for acquisitions, net of cash acquired	—	(8,475)
Cash received from the sale of Loop 303 contracts	1,000	—
Other cash flows from investing activities	131	(58)
Net cash used in investing activities	(10,056)	(13,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(6,165)	(5,791)
Advances in aid of construction	1,199	817
Refunds of advances for construction	(952)	(896)
Proceeds from stock option exercise	414	790
Principal payments under capital lease	(64)	(27)
Loan borrowings	35	140
Loan repayments	(39)	(9)
Proceeds from sale of stock	—	15,910
Debt issuance costs paid	(40)	(134)
Payments of offering costs for sale of stock	—	(1,274)
Net cash provided by (used in) financing activities	(5,612)	9,526
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(4,102)	7,513
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	13,197	5,684
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$9,095	$13,197

See accompanying notes to the consolidated financial statements

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2019	2018
Cash and cash equivalents	$7,513	$12,756
Restricted Cash	1,582	441
Total cash, cash equivalents, and restricted cash	$9,095	$13,197

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
GWRI currently owns twelve water and wastewater utilities in strategically targeted communities in metropolitan Phoenix. GWRI currently serves more than 61,000 people in approximately 23,000 homes within our 354 square miles of certificated service areas, which are serviced by seven wholly-owned regulated operating subsidiaries as of December 31, 2019. Approximately 92.9% of the Company’s active service connections are customers of our Santa Cruz Water Company, LLC ("Santa Cruz") and Palo Verde Utilities Company, LLC ("Palo Verde") utilities, which are located within a single service area. GWRI has grown significantly since its formation in 2003, with total revenues increasing from $4.9 million in 2004 to $35.5 million in 2019, and total service connections increasing from 8,113 as of December 31, 2004 to 46,197 as of December 31, 2019, with regionally planned service areas large enough to serve approximately two million service connections.
Basis of Presentation and Principles of Consolidation
The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of GWRI and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.
The Company prepares its financial statements in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The U.S. dollar is the Company’s reporting currency and functional currency.
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
Corporate Transactions
Sale of certain MXA and WMA contracts
In September 2013, the Company sold its Wastewater Facilities Main Extension Agreements (“MXA”) and Offsite Water Management Agreements (“WMA") for the contemplated Loop 303 service area along with their related rights and obligations to EPCOR Water Arizona Inc. (“EPCOR”) (collectively the “Transfer of Project Agreement”, or “Loop 303 Contracts”). Pursuant to the Transfer of Project Agreement, EPCOR agreed to pay GWRI approximately $4.1 million over a multi-year period. As of December 31, 2018, the Company had received $3.1 million of the proceeds and in March 2019, the final payment of $1.0 million of proceeds were received. These proceeds were recorded as other income.

Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.
On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company, Inc. ("Valencia") to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye paid the Company $55.0 million at close, plus an additional $0.1 million in working capital adjustments. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. The Company received growth premiums of $0.3 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively.
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

Pursuant to Internal Revenue Code §1033, we would have been able to defer the gain on condemnation through the end of 2017. Following the Company’s subsequent requests for extensions which were approved by the IRS, the Company may now defer the gain through the end of 2020. Accordingly, the Company expects to fully defer the remaining tax liability of approximately $0.1 million as of December 31, 2019 in 2020.
Acquisitions
Turner Ranches Water and Sanitation Company
On May 30, 2018, the Company acquired Turner Ranches Water and Sanitation Company ("Turner"), a non-potable irrigation water utility in Mesa, Arizona, for total consideration of approximately $2.8 million in cash. Refer to Note 7 — "Acquisitions" for additional information regarding the Turner acquisition.

Red Rock Utilities

On October 16, 2018, the Company completed the acquisition of Red Rock Utilities ("Red Rock"), an operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona, for a purchase price of $5.9 million. The acquisition added over 1,650 connections and approximately 9 square miles of service area. Refer to Note 7 — "Acquisitions" for additional information regarding the Red Rock acquisition.

2018 Common Stock Offering

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
ACC Tax Docket
The Company had a regulatory asset of $1.7 million and $1.8 million at December 31, 2019 and December 31, 2018, respectively, and regulatory liabilities of $0.6 million at both December 31, 2019 and 2018 related to the Federal Tax Cuts and Jobs Act (the "TCJA") signed into law on December 22, 2017. Under Accounting Standards Codification ("ASC") 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred income taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers.

On December 20, 2017, the Arizona Corporation Commission (the “ACC”) opened a docket to address the utility ratemaking implications of the TCJA. The ACC subsequently approved an order in February 2018 requiring Arizona utilities to apply regulatory accounting treatment, which includes the use of regulatory assets and regulatory liabilities, to address all impacts from the enactment of the TCJA.
On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah and Northern Scottsdale utilities due to the lower corporate tax rates under the TCJA.  Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of our revenue requirement under Rate Decision No. 74364 enacted in February 2014. In 2019, the annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities were approximately $346,000, $523,000, $16,000, and $5,000, respectively. In 2021, the final year of the phase-in, the annual reductions in revenue for our Santa Cruz, Palo Verde, Tonopah, and Northern Scottsdale utilities will be approximately $415,000, $669,000, $16,000, and $5,000, respectively. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the difference of the fully phased-in rates to be applied in 2021 versus the phased-in rates refunded in 2018.

Rate Decision No. 76901, however, did not address the impacts of the TCJA on accumulated deferred income taxes (“ADIT”), including excess ADIT (“EADIT”).  Following the ACC's request for a proposal, the Company made its proposal in filings on December 19, 2018 and July 1, 2019. ACC Staff reviewed the Company's filing and requested that the Company defer tariff revisions until such revisions can be considered in the next rate case. ACC Staff also requested that the Company defer consideration of the regulatory assets and regulatory liabilities associated with 2018 EADIT amortization. On July 18, 2019, the Company made a filing proposing these items be deferred to the next rate case. Refer to " — Corporate Transactions — ACC Rate Case" for additional information regarding the Company's next rate case.

On November 27, 2018, February 20, 2019, February 28, 2019, and January 23, 2020, the ACC adopted orders relating to the funding for income taxes on CIAC and AIAC (which became taxable for our regulated utilities under the TCJA). Those orders 1) require that under the hybrid sharing method, a contributor will pay a gross-up to the utility consisting of 55% of the income tax expense with the utility covering the remaining 45% of the income tax expense; 2) remove the full gross-up method option for Class A and B utilities and their affiliates (which includes all of our utilities); 3) ensure proper ratemaking treatment of a utility using the self-pay method; 4) clarify that pass-through entities that are owned by a “C” corporation can recover tax expense according to methods allowed; and 5) require Class A and B utilities to self-pay the taxes associated with hook-up fee contributions but permit using a portion of the hook-up fees to fund these taxes. The Company's utilities have adopted the hybrid sharing method for income tax on CIAC and AIAC.

ACC Rate Case

On March 20, 2019, we filed a motion with the ACC to request an order for certain of our utilities to file a rate case. Thereafter, on April 26, 2019, the ACC issued Decision No. 77168, which requires all of our utilities to file a rate case no later than June 30, 2020, using the twelve months ending December 31, 2019 as the test year for the rate case. The outcome of the new rate case cannot be predicted, but we anticipate that new rates would not take effect before the second half of 2021. We are in the initial stages of evaluating and preparing for the rate case, but we anticipate requesting a moderate increase in rates. There is no guarantee, however, that the ACC will approve a rate increase or take any other actions as a result of the rate case, and it is possible that the ACC may determine to decrease future rates.

2020 Common Stock Offering

On January 21, 2020, the Company completed a public offering of 870,000 shares of common stock at a public offering price per share of $12.50, for gross proceeds of $10.9 million. On January 30, 2020, an additional 130,000 shares of common stock were issued at the public offering price of $12.50 per share, for gross proceeds of $1.6 million, resulting in total proceeds from the offering of approximately $12.5 million. The issuance of the additional shares was completed pursuant to the exercise in full of the underwriter's over-allotment option. Net proceeds of approximately $11.6 million were received after deducting underwriting discounts and commissions and offering expenses payable by us, which collectively totaled $0.9 million.
Significant Accounting Policies
Regulation
Our regulated utilities and certain other balances are subject to regulation by the ACC and are therefore subject to Accounting Standards Codification Topic 980, Regulated Operations (“ASC 980”) (See Note 2 – “Regulatory Decision and Related Accounting and Policy Changes”).

Property, plant, and equipment
Property, plant, and equipment is stated at cost less accumulated depreciation provided on a straight-line basis (See Note 4 – “Property, Plant, and Equipment”).
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
Revenue Recognition—Water Services
Water services revenues are recorded when service is rendered or water is delivered to customers. However, in addition to the monthly basic service charge, the determination and billing of water sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each reporting period, amounts of water delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is recorded.
Water connection fees are the fees associated with the application process to set up a customer to receive utility service on an existing water meter. These fees are approved by the ACC through the regulatory process and are set based on the costs incurred to establish services including the application process, billing setup, initial meter reading, and service transfer. Because the amounts charged for water connection fees are set by our regulator and not negotiated in conjunction with the pricing of ongoing water service, the connection fees represent the culmination of a separate earnings process and are recognized when the service is provided. For both of the years ended December 31, 2019 and 2018, the Company recognized $0.3 million in connection fees.
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
Allowance for Doubtful Accounts
Provisions are made for doubtful accounts due to the inherent uncertainty around the collectability of accounts receivable. The allowance for doubtful accounts is recorded as bad debt expense, and is classified as general and administrative expense. The allowance for doubtful accounts is determined considering the age of the receivable balance, type of customer (e.g., residential or commercial), payment history, as well as specific identification of any known or expected collectability issues (see Note 5 – “Accounts Receivable”).
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
As these arrangements are with developers and not with the end water or wastewater customer, revenue recognition coincides with the completion of our performance obligations under the agreement with the developer and our ability to provide fitted capacity for water and wastewater service. Payments for ICFAs are usually received in advance and are recorded as deferred revenue until earned. Pursuant to Rate Decision No. 74364, as funding is received 70% of ICFAs are now recorded as a hook-up fee (“HUF”) liability until the HUF liability is fully funded, with the remaining amount recorded as revenue once all components of revenue recognition are met (See Note 2 – “Regulatory Decision and Related Accounting and Policy Changes”).
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments in debt instruments with an original maturity of three months or less.
Restricted Cash
Restricted cash represents cash deposited relating to HUF tariffs, asset retirement obligations and pending legal matters. The following table summarizes the restricted cash balance as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
HUF funds	$627	$9
Certificate of deposits	705	432
Liability Deposit	250	—
	$1,582	$441
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s valuation allowance totaled zero as of December 31, 2019 and 2018, (see Note 13 – “Income Taxes”).
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
Basic and Diluted Earnings per Common Share
As of December 31, 2019, the Company had 632,500 options outstanding to acquire an equivalent number of shares of GWRI common stock. As of December 31, 2019, 386,896 options were included in diluted earnings per share and had 14,974 common share equivalents. The remaining 245,604 options did not have any common share equivalents to be considered for purposes of calculating earnings per share, along with $0.6 million of unrecognized stock compensation. As of December 31, 2018, the Company had 498,496 options outstanding, 100,000 options were in the money, and had common share equivalents of 38,928, which were included within the calculation of diluted earnings per share, along with $14,000 of unrecognized stock compensation. The remaining 398,496 options were out of the money in the period, and therefore the Company did not have any common share equivalents to be considered for purposes of calculating earnings per share.
Goodwill
Goodwill represents the excess purchase price over the fair value of net tangible and identifiable intangible assets acquired through acquisitions. Goodwill is not amortized, it is instead tested for impairment annually, or more often, if circumstances indicate a possible impairment may exist. As required, we evaluate goodwill for impairment annually, and do so as of November 1 of each year, and at an interim date if indications of impairment exist. When testing goodwill for impairment, we may assess qualitative factors, including macroeconomic conditions, industry and market considerations, overall financial performance, and entity specific events to determine whether it is more likely than not that the fair value of an operating and reportable segment is less than its carrying amount. We utilize internally developed discounted future cash flow models, third-party appraisals, or broker valuations to determine the fair value of the reporting unit. Under the discounted cash flow approach, we utilize various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates. Our estimated future cash flows are based on historical data, internal estimates, and external sources. We then compare the estimated fair value to the carrying value. If the carrying value is in excess of the fair value, an impairment charge is recorded to asset impairments within our consolidated statement of operations in the amount by which the reporting unit's carrying value exceeds its fair value, limited to the carrying value of goodwill. Refer to Note 8 — "Goodwill and Intangible Assets" for additional information about goodwill.
Intangible Assets
Intangible assets not subject to amortization consist of certain permits expected to be renewable indefinitely, water rights and certain service areas acquired in transactions which did not meet the definition of business combinations for accounting purposes, and are considered to have indefinite lives. Intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more often if certain circumstances indicate a possible impairment may exist. Amortized intangible assets consist primarily of acquired ICFA contract rights. Refer to Note 2 – "Regulatory Decision and Related Accounting and Policy Changes” for additional information about ICFA.
Debt Issuance Costs
In connection with the issuance of some of our long-term debt, we have incurred legal and other costs that we believe are directly attributable to realizing the proceeds of the debt issued. These costs are netted against long-term debt and amortized as interest expense using the effective interest method over the term of the respective debt. Amortization of debt issuance costs and discounts totaled $88,000 for the year ended December 31, 2019, and $101,000 for the year ended December 31, 2018.
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
Advances and Contributions in Aid of Construction
The Company has various agreements with developers and builders, whereby funds, water line extensions, or wastewater line extensions are provided to us by the developers and are considered refundable advances for construction. These AIAC are non-interest-bearing and are subject to refund to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility services constructed under the agreement over a specified period. Upon the expiration of the agreements’ refunding period, the remaining balance of the advance becomes nonrefundable and at that time is considered CIAC. CIAC are amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, utility plant funded by AIAC or CIAC are excluded from rate base. AIAC balances of $2.9 million and 0 were transferred to CIAC for the years ended December 31, 2019 and 2018, respectively.
Fair Value of Financial Instruments
The carrying values of cash equivalents, trade receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. See Note 12 – “Debt” for information as to the fair value of our long-term debt. Our refundable AIAC have a carrying value of $67.6 million and $67.7 million as of December 31, 2019 and 2018, respectively. Portions of these non-interest-bearing instruments are payable annually through 2032 and amounts not paid by the contract expiration dates become nonrefundable. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases. However, the fair value of these amounts would be less than their carrying value due to the non-interest-bearing feature.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or "ASC 606"), which completes the joint effort between the FASB and International Accounting Standards Board to converge the recognition of revenue between the two boards. The new standard affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets not included within other FASB standards. The guiding principal of the new standard is that an entity should recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled for the delivery of goods and services. ASU 2014-09 may be adopted using either of two acceptable methods: (1) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (2) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures. To assess at which time revenue should be recognized, an entity should use the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Due to qualifying as an emerging growth company, the Company adopted ASC 606 on January 1, 2019. The Company concluded its evaluation of the new revenue standards and implemented it on January 1, 2019 using the modified retrospective method for all contracts. The reported results for the year ended December 31, 2019 reflects the application of ASC 606 guidance, while prior period amounts were not adjusted and continue to be reported in accordance with the accounting standard in effect for those periods. The adoption of ASC 606 had no significant impact on the timing of revenue recognition compared to previously reported results; however, enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows arising from contracts with customers were made. Refer to Note 3 — "Revenue Recognition" of the notes to the consolidated financial statements for additional information.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”). ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. Due to qualifying as an emerging growth company, the Company adopted ASU 2016-18 during the first quarter of 2019 and applied the standard retrospectively for all period presented. Accordingly, for the year ended December 31, 2018, the Company included restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows and removed the change in restricted cash from the cash flows from investing activities. This resulted in an immaterial change in net cash used in investing activities as of December 31, 2018.
In July 2018, the FASB issued ASU 2018-09, Codification Improvements ("ASU 2018-09"). ASU 2018-09 clarifies, corrects errors in, or makes minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Due to qualifying as an emerging growth company, the Company adopted ASU 2018-09 on January 1, 2020. The adoption of this ASU had no significant impact on the Company.
Future Adoption of Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”, or "ASC 842"). ASU 2016-02 requires lessees to record a right-of-use asset and corresponding lease obligation for lease arrangements with a term of greater than twelve months. ASU 2016-02 requires additional disclosures about leasing arrangements and requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 ("ASU 2018-10"). ASU

2018-10 improves various aspects within ASC 842, such as rate implicit in the lease, lessee's reassessment of lease classification, lease term and purchase option, as well as many other aspects of the guidance. In July 2018, the FASB issued ASU 2018-11, Leases Topic 842, Targeted Improvements ("ASU 2018-11"). ASU 2018-11 provides entities the option to elect not to recast the comparative periods presented when transitioning to ASC 842 and lessors may elect not to separate lease and non-lease components when certain conditions are met. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) ("ASU 2019-10"). ASU 2019-10 amends the effective dates for certain major new accounting standards including those related to leases. Due to qualifying as an emerging growth company, the Company is required to adopt all lease related ASUs on January 1, 2021. The Company is currently assessing the impact that adopting this new standard will have on its consolidated financial statements but does not expect a material effect.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 eliminates Step 2 from the impairment test which requires entities to determine the implied fair value of goodwill to measure if any impairment expense is necessary. Instead, entities will record impairment expenses based on the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2019-10 extended the effective date for this ASU. Due to qualifying as an emerging growth company, the Company is required to adopt the ASU on January 1, 2023. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
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
2. REGULATORY DECISION AND RELATED ACCOUNTING AND POLICY CHANGES
Our regulated utilities and certain other balances are subject to regulation by the ACC and meet the requirements for regulatory accounting found within ASC 980, Regulated Operations.
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
On July 9, 2012, we filed formal rate applications with the ACC to adjust the revenue requirements for seven utilities representing a collective rate increase of approximately 28% over 2011 revenue levels. In August 2013, the Company entered into a settlement agreement with ACC Staff, the Residential Utility Consumers Office, the City of Maricopa, and other parties to the rate case. The settlement required approval by the ACC’s Commissioners before it could take effect. In February 2014, the rate case proceedings were completed and the ACC issued Rate Decision No. 74364, effectively approving the settlement agreement. The rulings of the decision include, but are not limited to, the following:

•For the Company’s utilities, adjusting for the condemnation of the operations and assets of Valencia and sale of Willow Valley Water Co., Inc. ("Willow Valley"), which occurred in 2015 and 2016, respectively, a collective revenue requirement increase of $3.6 million based on 2011 test year service connections, phased-in over time, with the first increase in January 2015 as follows (in thousands, not updated for the TCJA, refer to Note 1 — "Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions — ACC Tax Docket" for further details):

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
•Full reversal of the imputation of CIAC balances associated with funds previously received under ICFAs, as required in the Company’s last rate case. The reversal restored rate base or future rate base and had a significant impact of restoring shareholder equity on the balance sheet.
•The Company has agreed to not enter into any new ICFAs. Existing ICFAs will remain in place, but a portion of future payments to be received under the ICFAs will be considered as hook-up fees, which are accounted for as CIAC once expended on plant.
•A 9.5% return on common equity was adopted.
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

On March 20, 2019, we filed a motion with the ACC to request an order for certain of our utilities to file a rate case. Thereafter, on April 26, 2019, the ACC issued Decision No. 77168, which requires all of our utilities to file a rate case no later than June 30, 2020, using the twelve months ending December 31, 2019 as the test year for the rate case. Refer to Note 1 — “Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions — ACC Rate Case” for additional information.
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
As of both December 31, 2019 and December 31, 2018, ICFA deferred revenue recorded on the consolidated balance sheet totaled $17.4 million, which represents deferred revenue recorded for ICFA funds received on contracts that had become due prior to Rate Decision No. 74364.
Intangible assets / Regulatory liability – Pursuant to Rate Decision No. 74364, approximately 70% of ICFA funds to be received in the future will be recorded as a HUF, until the HUF is fully funded at the Company’s applicable utility subsidiary. The remaining approximate 30% of future ICFA funds will be recorded at the parent company level and will be subject to the Company’s ICFA revenue recognition accounting policy. As the Company now expects to experience an economic benefit from the approximately 30% portion of future ICFA funds, 30% of the regulatory liability, or $3.4 million, was reversed in 2014. The remaining 70% of the regulatory liability, or $7.9 million, will continue to be recorded on the balance sheet.
The intangible assets amortize when the corresponding ICFA funds are received in proportion to the amount of total cash expected to be received under the underlying agreements. The recognition of amortization expense will be partially offset by a corresponding reduction of the regulatory liability.
As of December 31, 2019, regulatory liability recorded on the consolidated balance sheet totaled $8.8 million, of which $7.6 million relates to the offset of intangible assets related to ICFA contracts obtained in connection with our Santa Cruz, Palo Verde, and Sonoran acquisitions, and the remaining $1.2 million relates to the TCJA rate reduction mandated by the ACC pursuant to Rate Decision No. 76901.
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
Disaggregated Revenues
For the years ended December 31, 2019 and 2018, disaggregated revenues from contracts with customers by major source and customer class are as follows (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
REGULATED REVENUE
Water Services
Residential	$2,867	$2,731	$11,519	$10,931
Irrigation	556	486	3,008	2,685
Commercial	185	174	768	804
Construction	48	31	152	231
Other water revenues	143	148	696	693
Total water revenues	3,799	3,570	16,143	15,344
Wastewater and recycled water services
Residential	4,355	4,124	17,053	15,581
Commercial	230	201	908	803
Recycled water revenues	205	178	922	876
Other wastewater revenues	81	99	380	394
Total wastewater and recycled water revenues	4,871	4,602	19,263	17,654
TOTAL REGULATED REVENUE	8,670	8,172	35,406	32,998
UNREGULATED REVENUE
ICFA revenues	—	68	—	2,456
Rental revenues	15	13	64	58
Other Miscellaneous revenues	—	—	1	3
TOTAL UNREGULATED REVENUE	15	81	65	2,517
TOTAL REVENUE	8,685	8,253	35,471	35,515

Contract Balances

Our contract assets and liabilities consist of the following (in thousands):

	December 31, 2019	December 31, 2018
CONTRACT ASSETS
Accounts receivable
Water services	791	795
Wastewater and recycled water services	926	838
Total contract assets(1)	1,717	1,633
CONTRACT LIABILITIES
Deferred revenue - ICFA	17,372	17,358
Refund liability - regulated(2)	587	340
Total contract liabilities	17,959	17,698

(1) The increase in accounts receivable was primarily due to the increase in customers in 2019 compared to 2018.
(2) The increase in refund liability is due to the phase-in approach approved in Rate Decision No. 76901. Refer to Note 1—"Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions — ACC Tax Docket" of the notes to the condensed consolidated financial statements for further details.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $17.4 million at both December 31, 2019 and December 31, 2018. Deferred revenue is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. Due to the uncertainty of future events, the Company is unable to estimate when to expect recognition of deferred revenue.

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at December 31, 2019 and December 31, 2018 consist of the following (in thousands):

	December 31, 2019	December 31, 2018	Average Depreciation Life (in years)
Mains/lines/sewers	$138,173	$131,768	49
Plant	94,615	81,471	31
Equipment	35,497	37,392	14
Meters	14,057	13,606	13
Furniture, fixture and leasehold improvements	623	371	21
Computer and office equipment	785	639	7
Software	241	241	3
Land and land rights	1,051	897
Other	700	589
Construction work-in-process	40,561	45,174
Total property, plant and equipment	326,303	312,148
Less accumulated depreciation	(92,749)	(85,093)
Net property, plant and equipment	$233,554	$227,055

5. ACCOUNTS RECEIVABLE
Accounts receivable as of December 31, 2019 and December 31, 2018 consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Billed receivables	$1,718	$1,633
Less allowance for doubtful accounts	(87)	(145)
Accounts receivable – net	$1,631	$1,488

The following table summarizes the allowance for doubtful accounts activity as of and for the years ended December 31, 2019 and December 31, 2018 (in thousands).

	Balance at Beginning of Period	Additions Charged to Expense	Charged to Other Accounts	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2019	$(145)	$(56)	$(24)	$138	$(87)
Year Ended December 31, 2018	$(163)	$(143)	$5	$156	$(145)

6. EQUITY METHOD INVESTMENT
In 2018, the Company had an investment in a limited partnership, FATHOM Water Management Holdings, LLP, which, through subsidiaries, owned Global Water Management, LLC ("GWM"). This investment was accounted for under the equity method due to the investment being considered more than minor. The carrying value of this investment as of December 31, 2018 was $0.1 million. In December of 2019, GWM ceased to provide substantially all of the billing, customer service, and other support services previously provided to its customers, including the Company's regulated utilities. As of December 31, 2019 the carrying value of this investment is zero.
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
Under the terms of the purchase agreement, the Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. The three specified growth premium areas are located in Pima County, Arizona where Red Rock has not yet begun operating, and where Red Rock is authorized to provide water utility services only. As of December 31, 2019, no meters have been installed and no accounts have been established in any of the three growth premium areas. The fair value of the acquisition liability was determined based on management's estimates and assumptions regarding the probability that connection growth will be achieved during the growth premium period. Any subsequent adjustments to the fair value estimate will be recorded to earnings. Refer to Note 11 — "Fair Value" for additional information.

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

1 Intangibles consist of franchise contract rights and organization costs. Refer to Note 8 — "Goodwill & Intangible Assets" for additional information regarding the intangibles.
The revenue and earnings recognized post acquisition and the pro forma effect of the business acquired are not material to the Company's financial position or results of operations.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of December 31, 2019, the goodwill balance of $4.4 million related to the Turner and Red Rock acquisitions. There were no indicators of impairment identified as a result of the Company's review of events and circumstances related to its goodwill subsequent to the acquisitions. Based on our annual impairment testing performed on November 1st, no impairment was recorded. Refer to Note 7 — "Acquisitions" for additional information regarding the acquisitions.

Intangible Assets
As of December 31, 2019 and December 31, 2018 intangible assets consisted of the following (in thousands):

	December 31, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532		$1,532	$1,532		$1,532
Intangible trademark	13		13	13		13
Franchise contract rights	129		129	134		134
Organizational costs	67		67	66		66
	1,741	—	1,741	1,745	—	1,745
DEFINITE LIVED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(12,568)	5,410	17,978	(12,154)	5,824
Sonoran contract rights	7,406	(2,003)	5,403	7,406	(2,003)	5,403
	25,384	(14,571)	10,813	25,384	(14,157)	11,227
Total intangible assets	$27,125	$(14,571)	$12,554	$27,129	$(14,157)	$12,972
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
Franchise contract rights and organizational costs were acquired as part of the Red Rock acquisition. Franchise contract rights are agreements with Pima and Pinal counties that allow the Company to place infrastructure in public right-of-way and permits expected to be renewable indefinitely. Organizational costs represent fees paid to federal or state governments for the privilege of incorporation and expenditures incident to organizing the corporation and preparing it to conduct business.

Acquired ICFAs and contract rights related to our 2005 acquisition of Sonoran Utility Services, LLC assets are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. Amortization in the amount of $0.4 million and zero was recorded for these balances for the years ended December 31, 2019 and 2018, respectively.

9. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a shareholder and director of the Company. Medical claims paid to the plan were approximately $0.3 million and $0.5 million, for the years ended December 31, 2019 and 2018, respectively.
As GWM was previously owned by the Company, it had historically provided billing, customer service, and other support services for the Company’s regulated utilities. In connection with the sale of GWM in 2013, the Company agreed to use the FATHOM platform for all of its regulated utility services for an initial term of 10 years pursuant to a services agreement. The services agreement was amended on November 17, 2016, which extended the term of the contract through December 31, 2026. As part of the amended agreement, the Company reduced the monthly rate per connection from $7.79 per water account/month to $6.24 per water account/month. Additionally, the scope of services was expanded to include a meter replacement program of approximately $11.4 million, wherein the Company replaced a majority of its meter infrastructure.
On September 10, 2019, the services agreement was amended and restated to, among other things, revise the scope of services to reflect upgrades and improvements to the FATHOM platform. Pursuant to the amended and restated agreement, GWM agreed to continue providing billing, customer service, and other support services for the Company’s regulated utilities at a monthly rate of $6.43 per managed account.

As previously disclosed, based on the breach of the services agreement and cessation of services by GWM on December 20, 2019, the Company considers the services agreement to be terminated effective on that date.

Pursuant to the services agreement, the Company was entitled to quarterly royalty payments based on a percentage of certain of GWM’s recurring revenues for a 10-year period, up to a maximum of $15.0 million, of which $2.3 million has been received over the six year period. Accordingly, following the termination of the services agreement on December 20, 2019, the Company will no longer receive such royalty payments for periods after such date. FATHOM royalties received totaled approximately $0.4 million for each of the years ended December 31, 2019 and 2018.
For the years ended December 31, 2019 and 2018, the Company incurred FATHOM service fees of approximately $1.7 million and $1.6 million, respectively.
10. ACCRUED EXPENSES
Accrued expenses at December 31, 2019 and December 31, 2018 consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Deferred compensation	$2,008	$2,305
Property taxes	1,095	1,073
Meter replacement - related party	—	350
Interest	475	478
Dividend payable	519	512
Asset retirement obligation	697	555
Other accrued liabilities	2,752	2,192
Total accrued expenses	$7,546	$7,465

11. FAIR VALUE
Fair Value of Financial Instruments
FASB ASC 820 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company's assumptions (unobservable inputs). The hierarchy consists of three levels, as follows:
•Level 1 - Quoted market prices in active markets for identical assets or liabilities
•Level 2 - Inputs other than Level 1 that are either directly or indirectly observable
•Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that the Company believes market participants would use.
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018 were as follows (in thousands):

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
HUF Funds - restricted cash(1)	$—	$627	$—	$627	$—	$9	$—	$9
Certificate of Deposit(2),(3)	—	—	—	—	3,000	—	—	3,000
Demand Deposit(2)	2,132	—	—	2,132	7,043	—	—	7,043
Certificate of Deposit - Restricted(1)	—	705	—	705	—	432	—	432
Long-term debt(4)	—	121,075	—	121,075	—	107,860	—	107,860
Acquisition Liability(5)	—	—	838	838	—	—	—	—
Total	$2,132	$122,407	$838	$125,377	$10,043	$108,301	$—	$118,344

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

(3) The term of the Certificate of Deposit expired during the year ended December 31, 2019. The Company transferred the funds into a money market account which classifies as cash and cash equivalents; as such, no fair value assessment is required.

(4) The fair value of our debt was estimated based on interest rates considered available for instruments of similar terms and remaining maturities.

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

12. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of December 31, 2019 and December 31, 2018 are as follows (in thousands):

	December 31, 2019		December 31, 2018
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.38% Series A 2016, maturing June 2028	$—	$28,750	$—	$28,750
4.58% Series B 2016, maturing June 2036	—	86,250	—	86,250
1.20% WIFA Loan, maturing October 2032	—	—	3	39
4.65% Harquahala Loan, maturing January 2021	6	3	5	9
4.60% WIFA Loan, maturing March 2037	1	15	1	12
	7	115,018	9	115,060
OTHER
Capital lease obligations	110	251	38	96
Debt issuance costs	—	(605)	—	(649)
Total debt	$117	$114,664	$47	$114,507
 2016 Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter. The proceeds of the senior secured notes were primarily used to refinance the previously outstanding long-term tax exempt bonds, which were subject to an early redemption option at 103%, plus accrued interest, as a result of the U.S. IPO. As part of the refinancing of the long-term debt, the Company paid a prepayment penalty of $3.2 million and wrote off the remaining $2.2 million in capitalized loan fees related to the tax exempt bonds, which were recorded as additional interest expense in the second quarter of 2016. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. Debt issuance costs as of both December 31, 2019 and December 31, 2018 were $0.6 million.
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of December 31, 2019, the Company was in compliance with its financial debt covenants.

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
Revolving Credit Line
On April 20, 2018, the Company entered into an agreement with MidFirst Bank, a federally chartered savings association, for a two-year revolving line of credit up to $8.0 million, set to expire on April 30, 2020. The credit facility bears an interest rate of LIBOR plus 2.25%. Unamortized debt issuance costs as of December 31, 2019 and December 31, 2018 were $49,000 and $137,000, respectively. In April 2019, the Company signed an amendment which extends the maturity of the line of credit to April 30, 2022 and modifies the debt service coverage ratio to match the ratio required by the senior secured notes discussed above; all other terms remain unchanged. As of December 31, 2019, we had no outstanding borrowings under this credit line.

The revolving credit line requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The revolving credit line also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. As of December 31, 2019, the Company was in compliance with its financial debt covenant.

At December 31, 2019, the remaining aggregate annual maturities of debt and minimum lease payments under capital lease obligations for the years ended December 31 are as follows (in thousands):

	Debt	Capital Lease Obligations
2020	$7	$110
2021	1,920	115
2022	3,834	88
2023	3,834	48
2024	3,834	—
Thereafter	101,596	—
Subtotal	115,025	361
Less: amount representing interest	—	(25)
Total	$115,025	$336

13. INCOME TAXES
The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2019 and December 31, 2018, the Company did not have any valuation allowances or unrecognized tax benefits.
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
Changes in the Code from the TCJA had a material impact on our financial statements in 2017. Under GAAP, specifically ASC 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred income taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers. For deferred taxes related to the Company’s unregulated operations, the change in deferred income taxes is recorded as a non-cash re-measurement adjustment to earnings. The re-measurement of deferred income taxes at the new federal tax rate decreased income tax expense by $2.3 million for the year ended December 31, 2017. Additionally, the Company recorded a net regulatory asset of $1.3 million.
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
The income tax benefit from continuing operations for the years ended December 31, 2019 and 2018 is comprised of the following (in thousands):

	2019
	Federal	State	Total
Current income tax expense	$314	$220	$534
Deferred income tax expense (benefit)	670	(42)	628
Income tax expense	$984	$178	$1,162

	2018
	Federal	State	Total
Current income tax expense	$487	$—	$487
Deferred income tax expense	1,094	201	$1,295
Income tax expense	$1,581	$201	$1,782

ASC 740, Income Taxes, prescribes the method to determine whether a deferred tax asset is realizable and significant weight is given to evidence that it can be objectively verified. As of December 31, 2019 and 2018, the Company recorded no valuation allowance.

The following table summarizes the Company’s temporary differences between book and tax accounting that give rise to the deferred tax assets and deferred tax liabilities, as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
DEFERRED TAX ASSETS:
Taxable meter deposits	$23	$23
Net operating loss carry forwards	453	2,343
Balterra intangible asset acquisition	224	224
Deferred gain on Sale of GWM	1,067	1,086
Deferred gain on ICFA funds received	4,320	4,317
Equity investment loss	426	407
AIAC	1,264	332
Other	1,059	958
Total deferred tax assets	8,836	9,690
Valuation allowance	—	—
Net deferred tax asset	8,836	9,690
DEFERRED TAX LIABILITIES:
Regulatory liability	(286)	(301)
CP Water intangible asset acquisition	(381)	(381)
ICFA intangible asset	(807)	(818)
Property, plant and equipment	(11,302)	(9,773)
Gain on condemnation of Valencia	(120)	(2,145)
Other Liabilities	(858)	(623)
Total deferred tax liabilities	(13,754)	(14,041)
Net deferred tax liability	$(4,918)	$(4,351)
As of December 31, 2019, we have approximately $2.2 million in federal net operating loss (“NOL”) carry forwards expiring in 2031-2036.
The effective tax rates used for the years ended December 31, 2019 and 2018 were 34.9%, and 34.6%, respectively. The effective tax rate for the year ended December 31, 2019 was greater than the federal statutory rate of 21% primarily due to the impact of the regulatory liability recorded as a result of Rate Decision No. 76901, state income tax and IRC Section 4534 interest.
14. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.
2016 stock option grant
In May 2016, GWRI’s Board of Directors granted stock options to acquire 325,000 shares of GWRI’s common stock to the members of the board. The options were granted with an exercise price of $7.50, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on May 20, 2016. The options vested over a two-year period, with 50% having vested in May 2017 and 50% having vested in May 2018. The options have a three-year life. The Company expensed the $0.3 million fair value of the stock option grant ratably over the two-year vesting period in accordance with ASC 718, Stock Compensation. No stock-based compensation expense was recorded for the year ended December 31, 2019 and $0.1 million was recorded for the year ended December 31, 2018. As of December 31, 2019, 325,000 options have been exercised with none outstanding. Of the 325,000 options exercised, 125,000 shares were exercised utilizing a cashless exercise, which resulted in an increase in shares outstanding of 27,364 as well as 97,636 shares recorded to treasury stock. This resulted in non-cash financing activities of $0.4 million and $0.2 million, respectively, for the years ended December 31, 2019 and 2018, respectively.

2017 stock option grant
In August 2017, GWRI's Board of Directors granted stock options to acquire 465,000 shares of GWRI's common stock to employees throughout the Company. The options were granted with an exercise price of $9.40, the market price of the Company's common shares on the NASDAQ Global Market at the close of business on August 10, 2017. The options vest over a four-year period, with 25% having vested in August 2018, 25% having vested in August 2019, 25% vesting in August 2020, and 25% vesting in August 2021. The options have a 10-year life. The Company will expense the $1.1 million fair value of the stock option grant ratably over the four-year vesting period in accordance with ASC 323. Stock-based compensation expense of $0.3 million was recorded for both years ended December 31, 2019 and 2018. As of December 31, 2019, 10,154 options have been exercised and 67,950 options have been forfeited with 386,896 outstanding.
2019 stock option grant
In August 2019, GWRI's Board of directors granted stock options to acquire 250,000 shares of GWRI's common stock to employees throughout the Company. The options were granted with an exercise price of $11.26, the market price of the Company's common shares on the NASDAQ Global Market at the close of business on August 13, 2019. The options vest over a four-year period, with 25% vesting in August 2020, 25% vesting in August 2021, 25% vesting in August 2022, and 25% vesting in August 2023. The options have a 10-year life. The Company will expense the $0.8 million fair value of the stock option grant ratably over the four-year vesting period. Stock-based compensation expense of $0.1 million was recorded for the year ended December 31, 2019. No stock-based compensation expense was recorded for the year ended December 31, 2018. As of December 31, 2019, 4,396 options have been forfeited with 245,604 outstanding.

A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at December 31, 2017	740	$8.69
Granted	—
Exercised	(179)	$7.54
Forfeited	(62)	$9.40
Cancelled	—
Options Outstanding at December 31, 2018	498	$9.02	7.0	$558.9
Options Vested at December 31, 2018	196	$8.43	4.4	$335.4
Granted	250	$11.26
Exercised	(67)	$7.67
Forfeited	(49)	$8.06
Cancelled	—
Options Outstanding at December 31, 2019	633	$10.12	8.4	$1,915.1
Options Vested at December 31, 2019	193	$9.40	9.6	$725.4
Phantom stock compensation
The following table details total awards granted and the number of units outstanding as of December 31, 2019 along with the amounts paid to holders of phantom stock units ("PSUs") for the years ended December 31, 2019 and 2018 (in thousands, except unit amounts):

			Amounts Paid For the Year Ended December 31,
Grant Date	Units Granted	Units Outstanding	2019	2018
Q1 2014	8,775	—	—	—
Q1 2015	28,828	—	—	22
Q1 2016	34,830	—	29	112
Q1 2017	22,712	1,893	80	73
Q1 2018	30,907	12,878	109	76
Q1 2019	32,190	24,143	86	—
Total	158,242	38,914	$304	$283
Stock appreciation rights compensation
The following table details the recipients of the stock appreciation rights ("SARs") awards, the grant date, units granted, exercise price, outstanding units as of December 31, 2019 and amounts paid during the years ended December 31, 2019 and 2018 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Year Ended December 31,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2019	2018
Key Executive (1)(3)	Q3 2013	100,000	$1.59	—	$—	$166
Key Executive (1)(4)	Q4 2013	100,000	$2.69	—	—	183
Members of Management (1)(5)	Q1 2015	299,000	$4.26	118,000	481	—
Key Executives (2)(6)	Q2 2015	300,000	$5.13	85,000	705	447
Members of Management (1)(7)	Q3 2017	103,000	$9.40	63,000	125	—
Members of Management (1)(8)	Q1 2018	33,000	$8.99	24,750	27	—
Total		935,000		290,750	$1,338	$796

(1)The SARs vest ratably over sixteen quarters from the grant date.
(2)The SARs vest over sixteen quarters, vesting 20% per year for the first three years, with the remainder, 40%, vesting in year four.
(3)The exercise price was determined by taking the weighted average GWRC share price of the five days prior to the grant date of July 1, 2013.
(4)The exercise price was determined by taking the weighted average GWRC share price of the 30 days prior to the grant date of November 14, 2013.
(5)The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of February 11, 2015.
(6)The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of May 8, 2015.
(7)The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of August 10, 2017.
(8)The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of March 12, 2018.
For the years ended December 31, 2019 and 2018, the Company recorded approximately $1.4 million and $1.2 million of compensation expense related to the PSUs and SARs, respectively. Based on GWRI’s closing share price on December 31, 2019 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
2020	272	102
2021	139	102
2022	—	102
2023	—	15
Total	$411	$321

15. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the years ended December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2019	2018
Supplemental cash flow information:
Cash paid for interest	$5,228	$5,221
Cash paid for taxes	$86	$129
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$1,500	$834
Contributions in aid of construction - loan forgiveness	$31	$127
Capital lease additions	$296	$161

16. COMMITMENTS AND CONTINGENCIES
Commitments
In September 2018, the Company's corporate office lease agreement was amended to include the rental of additional office space for the period of September 1, 2018 through February 28, 2019. In January 2019, the lease agreement was amended to extend the term of the lease, with a commencement date of March 1, 2019 and termination date of May 31, 2022. As such, the Company's monthly rent expense increased to approximately $15,000. Rent expense arising from the operating leases totaled approximately $0.2 million for the year ended December 31, 2019 and $0.1 million for the year ended December 31, 2018.
Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect our financial position, results of operations, or cash flows.

17. SUBSEQUENT EVENT

Common Stock Offering

On January 21, 2020, the Company completed a public offering of 870,000 shares of common stock at a public offering price per share of $12.50, for gross proceeds of $10.9 million. On January 30, 2020, an additional 130,000 shares of common stock were issued at the public offering price of $12.50 per share, for gross proceeds of $1.6 million, resulting in total proceeds from the offering of approximately $12.5 million. The issuance of the additional shares was completed pursuant to the exercise in full of the underwriter's over-allotment option. Net proceeds of approximately $11.6 million were received after deducting underwriting discounts and commissions and offering expenses payable by us, which collectively totaled $0.9 million.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Office and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act . Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
In addition, we are an emerging growth company, as defined under the Jumpstart Our Business Startups Act (the "JOBS Act"), our registered public accounting firm will not be required to attest to, or report on, management’s assessment regarding internal control over financial reporting for as long as the Company is deemed to be an emerging growth company.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is included under the following captions in our definitive proxy statement relating to our 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019 (the "Proxy Statement") and is incorporated herein by reference: “Proposal One: Election of Directors”, “Executive Officers”, “Other Matters—Delinquent Section 16(a) Reports”, “Other Matters—Code of Conduct and Ethics”, and “Corporate Governance—Board and Committee Information”.
ITEM 11.  EXECUTIVE COMPENSATION
We are an emerging growth company, as defined under the Jumpstart Our Business Startups Act (the "JOBS Act"), and are therefore not required to provide certain disclosures regarding executive compensation required of certain larger public companies or hold a nonbinding advisory vote on executive compensation.
The information required by Item 11 is included under the following captions in our definitive proxy statement relating to our 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019 and is incorporated herein by reference: “Corporate Governance—Compensation of Directors” and “Executive Compensation”.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is included under the following captions in our definitive proxy statement relating to our 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019 and is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management” and “Equity Plan Information”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is included under the following captions in our definitive proxy statement relating to our 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019 and is incorporated herein by reference: “Corporate Governance—Independence of Directors” and “Certain Relationships and Related Transactions.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is included under the following caption in our definitive proxy statement relating to our 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019 and is incorporated herein by reference: “Audit Matters—Independent Auditor’s Fees.”
PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedules.
Our consolidated financial statements are included in Part II, Item 8 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in the consolidated financial statements, including the notes thereto, or are inapplicable, and therefore have been omitted.
(b) Exhibit
See Exhibit Index.

ITEM 16.  FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing

2.1.1	Arrangement Agreement	Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

2.1.2	Plan of Arrangement	Incorporated by reference to Exhibit 2.1.2 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on April 13, 2016

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on April 26, 2016

4.2	Form of 4.38% Senior Secured Notes, Series A due on June 15, 2028	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

4.3	Form of 4.58% Senior Secured Notes, Series B due on December 15, 2036	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

4.4	Description of Company's securities	Filed herewith

10.1	Settlement Agreement for Stipulated Condemnation with the City of Buckeye, Arizona, dated March 19, 2015	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.2	License Agreement with City of Maricopa, Arizona, dated November 9, 2006	Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.3	Employment Agreement with Ron Fleming, dated August 6, 2019*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2019

10.4	Employment Agreement with Michael J. Liebman, dated August 6, 2019*	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2019

10.5	Infrastructure Coordination Agreement with Pecan Valley Investments, LLC, dated January 28, 2004	Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.6	Infrastructure Coordination Agreement with JNAN, LLC, dated July 1, 2004	Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.7	Infrastructure Coordination and Finance Agreement with Dana B. Byron and Jamie Maccallum, dated July 21, 2006	Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.8	Infrastructure Coordination and Finance Agreement with The Orchard at Picacho, LLC, dated January 8, 2008	Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.9	Infrastructure Coordination, Finance and Option Agreement with Sierra Negra Ranch, LLC, dated July 10, 2006	Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.10	Infrastructure Coordination and Finance Agreement, dated December 20, 2007	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.11.1	GWR Global Water Resources Corp. Stock Option Plan*	Incorporated by reference to Exhibit 10.17.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.11.2	First Amendment to GWR Global Water Resources Corp. Stock Option Plan, dated September 12, 2012*	Incorporated by reference to Exhibit 10.17.2 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

Exhibit Number	Description of Exhibit	Method of Filing

10.11.3	Second Amendment to GWR Global Water Resources Corp. Stock Option Plan*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.11.4	Third Amended to Global Water Resources, Inc. Stock Option Plan*	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2018

10.12.1	Global Water Resources, Inc. First Amended and Restated Stock Appreciation Rights Plan, dated March 23, 2015*	Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.12.2	Amendment to Global Water Resources, Inc. First Amended and Restated Stock Appreciation Rights Plan*	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.13.1	Global Water Resources, Inc. Deferred Phantom Stock Unit Plan, dated January 1, 2011*	Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.13.2	Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.13.3	Second Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on August 8, 2017

10.13.4	Third Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on December 6, 2017

10.13.5	Fourth Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on March 13, 2018

10.14.1	Global Water Resources, Inc. Phantom Stock Unit Plan, dated May 1, 2015*	Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.14.2	Amendment to Global Water Resources, Inc. Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.15.1	GWR Global Water Resources Corp. Deferred Phantom Stock Unit Plan, dated January 1, 2011*	Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.15.2	Amendment to GWR Global Water Resources Corp. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.16	Securities Purchase Agreement, dated June 5, 2013	Incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on March 17, 2016

10.17	Amended and Restated Agreement, dated September 10, 2019, by and among certain wholly-owned subsidiaries of Global Water Resources, Inc. and Global Water Management, LLC	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on September 12, 2019

10.18.1	Note Purchase Agreement, dated as of May 20, 2016, by and among Global Water Resources, Inc. and certain Initial Purchasers	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2016

10.18.2	Amendment No. 1 to Note Purchase Agreement, dated December 19, 2017, by and among Global Water Resources, Inc. and the noteholders party thereto	Incorporated by reference to Exhibit 10.1 of the Company's Current Report Form 8-K filed with the SEC on December 22, 2017

10.18.3
Amendment No. 2 to Note Purchase Agreement dated May 20, 2016 and Amendment No. 1 to Security Agreements dated as of June 24, 2016, dated April 18, 2018, by and among Global Water Resources, Inc., Global Water, LLC, West Maricopa Combine, LLC, U.S. Bank, National Association, as collateral agent, and the noteholders party thereto

Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed with the SEC on April 25, 2018

10.19	Guaranty Agreement, dated as of June 24, 2016, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.20	Guaranty Agreement, dated as of June 24, 2016, by West Maricopa Combine, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.21	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water Resources, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to the Exhibit 10.4 to Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

Exhibit Number	Description of Exhibit	Method of Filing

10.22	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.23	Pledge and Security Agreement, dated as of June 24, 2016, by and between West Maricopa Combine, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.24	Standstill Agreement, dated December 21, 2017, by and among Global Water Resources, Inc., Levine Investments Limited Partnerships, William S. Levine, and Andrew M. Cohn	Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the SEC on December 22, 2017

10.25	Full Waiver and Release of all Claims, dated as of February 20, 2018, by and between Global Water Resources, Inc. and Jeffrey Risenmay*	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018

10.26	Independent Contractor Agreement, dated as of February 20, 2018, by and between Global Water Resources, Inc. and Jeffrey Risenmay*	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018

10.27	Loan Agreement, dated April 20, 2018, by and between Global Water Resources, Inc. and MidFirst Bank	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.27.1	First Amendment to Loan Agreement, dated April 1, 2019, by and between Global Water Resources, Inc. and MidFirst Bank	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2019.

10.28	Guaranty Agreement, dated as of April 20, 2018, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.29	Guaranty Agreement, dated as of April 20, 2018, by West Maricopa Combine, LLC	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.30	Pledge and Security Agreement, dated as of April 20, 2018, by and between Global Water Resources, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.31	Pledge and Security Agreement, dated as of April 20, 2018, by and between Global Water, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.32	Pledge and Security Agreement, dated as of April 20, 2018, by and between West Maricopa Combine, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018.

10.33	Global Water Resources, Inc. 2018 Stock Option Plan*	Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 6, 2018

10.34	Global Water Resources, Inc. 2020 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2019.

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

21.1	Subsidiaries of Global Water Resources, Inc.	Filed herewith

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	See signature page hereto

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

99.1	Arizona Corporation Commission Decision No. 74364	Incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit Number	Description of Exhibit	Method of Filing

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Water Resources, Inc.

Date: March 4, 2020	By:	/s/ Ron L. Fleming
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

Signature	Title	Date

/s/ Ron L. Fleming	President, Chief Executive Officer, and Chairman of the Board	March 4, 2020
Ron L. Fleming	(Principal Executive Officer)

/s/ Michael J. Liebman	Chief Financial Officer and Corporate Secretary	March 4, 2020
Michael J. Liebman	(Principal Financial and Accounting Officer)

/s/ William S. Levine	Director	March 4, 2020
William S. Levine

/s/ Richard M. Alexander	Director	March 4, 2020
Richard M. Alexander

/s/ David C. Tedesco	Lead Independent Director	March 4, 2020
David C. Tedesco

/s/ Debra Coy	Director	March 4, 2020
Debra Coy

/s/ Brett Huckelbridge	Director	March 4, 2020
Brett Huckelbridge

/s/ David Rousseau	Director	March 4, 2020
David Rousseau