Form 10-Q
period 2020-03-31
Global Water Resources, Inc.
filed 2020-05-07
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
______________________________________________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 4, 2020, the registrant had 22,537,381 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	329,331	326,303
Less accumulated depreciation	(94,956)	(92,749)
Net property, plant and equipment	234,375	233,554
CURRENT ASSETS:
Cash and cash equivalents	17,137	7,513
Accounts receivable — net	1,701	1,631
Customer payments in-transit	265	—
Due from affiliates	—	426
Unbilled revenue	2,116	2,048
Prepaid expenses and other current assets	747	675
Total current assets	21,966	12,293
OTHER ASSETS:
Goodwill	4,398	4,398
Intangible assets — net	12,554	12,554
Regulatory asset	1,696	1,715
Restricted cash	1,723	1,582
Other noncurrent assets	22	17
Total other assets	20,393	20,266
TOTAL ASSETS	276,734	266,113
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	674	992
Accrued expenses	7,403	7,546
Deferred revenue	22	—
Customer and meter deposits	1,522	1,445
Long-term debt and capital leases — current portion	119	117
Total current liabilities	9,740	10,100
NONCURRENT LIABILITIES:
Long-term debt and capital leases	114,629	114,664
Deferred revenue - ICFA	17,422	17,372
Regulatory liability	8,845	8,803
Advances in aid of construction	67,901	67,621
Contributions in aid of construction — net	14,384	14,520
Deferred income tax liabilities — net	5,130	4,919
Acquisition liability	1,773	1,773
Other noncurrent liabilities	1,876	1,669
Total noncurrent liabilities	231,960	231,341
Total liabilities	241,700	241,441
Commitments and contingencies (Refer to Note 16)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 22,636,420 and 21,636,420 shares issued as of March 31, 2020 and December 31, 2019, respectively.	226	216
Treasury stock, 99,039 shares at March 31, 2020 and December 31, 2019.	(1)	(1)
Paid in capital	34,809	24,457
Retained earnings	—	—
Total shareholders' equity	35,034	24,672
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	276,734	266,113
See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUES:
Water services	$3,388	$3,138
Wastewater and recycled water services	4,823	4,569
Unregulated revenues	19	16
Total revenues	8,230	7,723

OPERATING EXPENSES:
Operations and maintenance	2,232	1,723
Operations and maintenance - related party	—	415
General and administrative	2,088	2,375
Depreciation and amortization	2,113	2,011
Total operating expenses	6,433	6,524
OPERATING INCOME	1,797	1,199

OTHER INCOME (EXPENSE):
Interest income	52	57
Interest expense	(1,338)	(1,360)
Other	49	1,068
Other - related party	—	27
Total other expense	(1,237)	(208)

INCOME BEFORE INCOME TAXES	560	991
INCOME TAX EXPENSE	(206)	(342)
NET INCOME	$354	$649

Basic earnings per common share	$0.02	$0.03
Diluted earnings per common share	$0.02	$0.03
Dividends declared per common share	$0.07	$0.07

Weighted average number of common shares used in the determination of:
Basic	22,333,425	21,471,296
Diluted	22,391,930	21,493,436

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2018	21,530,470	$215	(59,174)	$(1)	$27,657	$—	$27,871
Dividend declared $0.07 per share	—	—	—	—	(888)	(649)	(1,537)
Stock compensation	—	—	—	—	65	—	65
Net income	—	—	—	—	—	649	649
BALANCE - March 31, 2019	21,530,470	$215	(59,174)	$(1)	$26,834	$—	$27,048

BALANCE - December 31, 2019	21,636,420	$216	(99,039)	$(1)	$24,457	$—	$24,672
Dividend declared $0.07 per share	—	—	—	—	(1,274)	(354)	(1,628)
Issuance of common stock	1,000,000	10	—	—	11,511	—	11,521
Stock compensation	—	—	—	—	115	—	115
Net income	—	—	—	—	—	354	354
BALANCE - March 31, 2020	22,636,420	$226	(99,039)	$(1)	$34,809	$—	$35,034

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$354	$649
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	(582)	178
Depreciation and amortization	2,113	2,011
Amortization of deferred debt issuance costs and discounts	14	50
Loss on equity investment	—	70
Other (gains) and losses	2	(2)
Provision for doubtful accounts receivable	40	7
Deferred income tax expense	210	247
Changes in assets and liabilities
Accounts receivable	(111)	146
Other current assets	21	(83)
Accounts payable and other current liabilities	587	415
Other noncurrent assets	20	18
Other noncurrent liabilities	502	78
Net cash provided by operating activities	3,170	3,784

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,525)	(1,798)
Other cash flows from investing activities	(9)	—
Net cash used in investing activities	(3,534)	(1,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,629)	(1,537)
Advances in aid of construction	280	147
Principal payments under capital lease	(26)	(12)
Refunds of advances for construction	—	(11)
Loan borrowings	—	31
Loan repayments	(17)	(36)
Proceeds from sale of stock	11,739	—
Debt issuance costs paid	—	(20)
Payments of offering costs for sale of stock	(218)	—
Net cash (used) provided by financing activities	10,129	(1,438)
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	9,765	548
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	9,095	13,197
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$18,860	$13,745

See accompanying notes to the condensed consolidated financial statements

Supplemental disclosure of cash flow information:

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$17,137	$13,303
Restricted Cash	1,723	442
Total cash, cash equivalents, and restricted cash	$18,860	$13,745

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 are unaudited. The December 31, 2019 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019. In our opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Corporate Transactions
Sale of certain MXA and WMA contracts
In September 2013, the Company sold its Wastewater Facilities Main Extension Agreements (“MXA”) and Offsite Water Management Agreements (“WMA") for the contemplated Loop 303 service area along with their related rights and obligations to EPCOR Water Arizona Inc. (“EPCOR”) (collectively the “Transfer of Project Agreement”, or “Loop 303 Contracts”). Pursuant to the Transfer of Project Agreement, EPCOR agreed to pay GWRI approximately $4.1 million over a multi-year period. The Company received the final $1.0 million of proceeds in March 2019 and recorded the amount in other income.
Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.
On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company, Inc. ("Valencia") to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. The Company received growth premiums of $0.1 million for both the three months ended March 31, 2020 and 2019.

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
Pursuant to Internal Revenue Code §1033, the Company would have been able to defer the gain on condemnation through the end of 2017, which was subsequently extended through the end of 2020. The Company fully deferred the remaining tax liability during the three months ended March 31, 2020.
Acquisition of Red Rock Utilities

On October 16, 2018, the Company completed the acquisition of Red Rock Utilities ("Red Rock"), an operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona, for a purchase price of $5.9 million. The acquisition added over 1,650 connections and approximately 9 square miles of service area. The Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. The three specified growth premium areas are located in Pima County, Arizona where Red Rock has not yet begun operating, and where Red Rock is authorized to provide water utility services only. As of March 31, 2020, no meters have been installed and no accounts have been established in any of the three growth premium areas. Refer to Note 7 — "Acquisitions" of the notes to the unaudited condensed consolidated financial statements for additional information regarding the Red Rock acquisition.
Arizona Corporation Commission (the “ACC”) Tax Docket
The Company had regulatory assets of $1.7 million at both March 31, 2020 and December 31, 2019, and regulatory liabilities of $0.6 million at both March 31, 2020 and December 31, 2019 related to the Federal Tax Cuts and Jobs Act (the "TCJA") signed into law on December 22, 2017. Under ASC 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred income taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers.
On December 20, 2017, the ACC opened a docket to address the utility ratemaking implications of the TCJA. The ACC subsequently approved an order in February 2018 requiring Arizona utilities to apply regulatory accounting treatment, which includes the use of regulatory assets and regulatory liabilities, to address all impacts from the enactment of the TCJA.
On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah and Northern Scottsdale utilities due to the lower corporate tax rates under the TCJA.  Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of our revenue requirement under Rate Decision No. 74364 enacted in February 2014. In 2019, the aggregate annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities was approximately $890,000. In 2021, the final year of the phase-in, the aggregate annual reductions in revenue for our Santa Cruz, Palo Verde, Tonopah, and Northern Scottsdale utilities will be approximately $1.1 million. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the difference of the fully phased-in rates to be applied in 2021 versus the phased-in rates refunded in the years leading up to 2021 (i.e. 2018 through 2020).
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

On November 27, 2018, February 20, 2019, February 28, 2019, and January 23, 2020, the ACC adopted orders relating to the funding for income taxes on contributions in aid of construction (“CIAC”) and advances in aid of construction (“AIAC”) (which became taxable for our regulated utilities under the TCJA). Those orders 1) require that under the hybrid sharing method, a contributor will pay a gross-up to the utility consisting of 55% of the income tax expense with the utility covering the remaining 45% of the income tax expense; 2) remove the full gross-up method option for Class A and B utilities and their affiliates (which includes all of our utilities); 3) ensure proper ratemaking treatment of a utility using the self-pay method; 4) clarify that pass-through entities that are owned by a “C” corporation can recover tax expense according to methods allowed; and 5) require Class A and B utilities to self-pay the taxes associated with hook-up fee contributions but permit using a portion of the hook-up fees to fund these taxes. The Company's utilities have adopted the hybrid sharing method for income tax on CIAC and AIAC.

ACC Rate Case

On March 20, 2019, the Company filed a motion with the ACC to request an order for certain of our utilities to file a rate case. Thereafter, on April 26, 2019, the ACC issued Decision No. 77168, which requires all of our utilities to file a rate case no later than June 30, 2020, using the twelve months ending December 31, 2019 as the test year for the rate case.  Due to the COVID-19 pandemic, on April 14, 2020, we filed a request to extend the deadline for filing of a rate case to August 17, 2020. On May 5, 2020, the ACC extended the deadline to August 28, 2020. We are in the initial stages of evaluating and preparing for the rate case, but we anticipate requesting a moderate increase in rates. There is no guarantee, however, that the ACC will approve a rate increase, or take any other actions as a result of the rate case. Further, it is possible that the ACC may determine to decrease future rates.

2020 Common Stock Offering

On January 21, 2020, the Company completed a public offering of 870,000 shares of common stock at a public offering price per share of $12.50, for gross proceeds of $10.9 million. On January 30, 2020, an additional 130,000 shares of common stock were issued at the public offering price of $12.50 per share, for gross proceeds of $1.6 million, resulting in total proceeds from the offering of approximately $12.5 million. The issuance of the additional shares was completed pursuant to the exercise in full of the underwriter's over-allotment option. Total net proceeds of approximately $11.5 million were received after deducting underwriting discounts and commissions and offering expenses payable by us, which collectively totaled approximately $1.0 million.
Significant Accounting Policies
Basic and Diluted Earnings per Common Share
As of March 31, 2020, the Company had 632,500 options outstanding to acquire an equivalent number of shares of GWRI common stock. For the three months ended March 31, 2020, 386,896 options equated to 58,505 common share equivalents, which were included within the calculation of diluted earnings per share. The remaining 245,604 options outstanding were not included within the calculation of diluted earnings per share for the three months ended March 31, 2020, as to do so would be antidilutive.
As of March 31, 2019, the Company had 498,103 options outstanding to acquire an equivalent number of shares of GWRI common stock. For the three months ended March 31, 2019, 100,000 options equated to 22,140 common share equivalents, which were included within the calculation of diluted earnings per share. The remaining 398,103 options outstanding were not included within the calculation of diluted earnings per share for the three months ended March 31, 2019, as to do so would be antidilutive.
Refer to Note 14 – “Deferred Compensation Awards” for additional information regarding the option grants.
Customer payments in-transit
Customer payments in-transit represent funds received by our third-party payment processor related to customer payments, a majority of which were paid for with debit cards, credit cards, and checks, to which the Company does not have immediate access but settles within a few days of the payment transaction.

Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) ("ASU 2018-13"). ASU 2018-13 changes the fair value disclosure requirements including new, eliminated, and modified disclosure requirements of ASC 820. Specifically, the ASU requires the addition of disclosures for Level 3 fair value measurements with unrealized gains and losses included in other comprehensive income and disclosure of the range and weighted average used to develop significant unobservable inputs for Level 3 measurements. The Company implemented ASU 2018-13 on January 1, 2020. The implementation did not result in material changes to our consolidated financial statements.
Future Adoption of Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”, or "ASC 842"). ASU 2016-02 requires lessees to record a right-of-use asset and corresponding lease obligation for lease arrangements with a term of greater than twelve months. ASU 2016-02 requires additional disclosures about leasing arrangements and requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 ("ASU 2018-10"). ASU 2018-10 improves various aspects within ASC 842, such as rate implicit in the lease, lessee's reassessment of lease classification, lease term and purchase option, as well as many other aspects of the guidance. In July 2018, the FASB issued ASU 2018-11, Leases Topic 842, Targeted Improvements ("ASU 2018-11"). ASU 2018-11 provides entities the option to elect not to recast the comparative periods presented when transitioning to ASC 842 and lessors may elect not to separate lease and non-lease components when certain conditions are met. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) ("ASU 2019-10"). ASU 2019-10 amends the effective dates for certain major new accounting standards including those related to leases. Due to qualifying as an emerging growth company, the Company is required to adopt all lease related ASUs on January 1, 2021. The Company is currently assessing the impact that adopting these new standards will have on its consolidated financial statements but does not expect a material effect.
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
•For the Company’s utilities, adjusting for the condemnation of the operations and assets of Valencia and sale of Willow Valley Water Co., Inc. ("Willow Valley"), which occurred in 2015 and 2016, respectively, a collective revenue requirement increase of $3.6 million based on 2011 test year service connections, phased-in over time, with the first increase in January 2015 as follows (in thousands, not updated for the TCJA, refer to Note 1 — "Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions— ACC Tax Docket" for further details):

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
On March 20, 2019, we filed a motion with the ACC to request an order for certain of our utilities to file a rate case. Thereafter, on April 26, 2019, the ACC issued Decision No. 77168, which requires all of our utilities to file a rate case no later than June 30, 2020, using the twelve months ending December 31, 2019 as the test year for the rate case. Due to the COVID-19 pandemic, on April 14, 2020, we filed a request to extend the deadline for filing of a rate case to August 17, 2020. On May 5, 2020, the ACC extended the deadline to August 28, 2020. Refer to Note 1 — "Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions— ACC Rate Case" for additional information.
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
As of March 31, 2020 and December 31, 2019, ICFA deferred revenue recorded on the consolidated balance sheet totaled $17.4 million, which represents deferred revenue recorded for ICFA funds received on contracts that had become due prior to Rate Decision No. 74364. Refer to Note 3 — "Revenue Recognition" of the notes to the unaudited condensed consolidated financial statements for additional discussion regarding ICFA revenue.
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
As of March 31, 2020, regulatory liability recorded on the consolidated balance sheet totaled $8.8 million, of which $7.6 million relates to the offset of intangible assets related to ICFA contracts obtained in connection with our Santa Cruz, Palo Verde, and Sonoran acquisitions, and the remaining $1.2 million relates to the TCJA rate reduction mandated by the ACC pursuant to Rate Decision No. 76901.

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
Disaggregated Revenues
For the three months ended March 31, 2020 and 2019, disaggregated revenues from contracts with customers by major source and customer class are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
REGULATED REVENUE
Water Services
Residential	$2,694	$2,532
Irrigation	321	289
Commercial	208	160
Construction	68	30
Other water revenues	97	127
Total water revenues	3,388	3,138
Wastewater and recycled water services
Residential	4,430	4,174
Commercial	239	222
Recycled water revenues	94	80
Other wastewater revenues	60	93
Total wastewater and recycled water revenues	4,823	4,569
TOTAL REGULATED REVENUE	8,211	7,707
UNREGULATED REVENUE
Rental revenues	19	16
TOTAL UNREGULATED REVENUE	19	16
TOTAL REVENUE	$8,230	$7,723
Contract Balances
Our contract assets and liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
CONTRACT ASSETS
Accounts receivable
Water services	$865	$791
Wastewater and recycled water services	930	926
Total contract assets(1)	$1,795	$1,717
CONTRACT LIABILITIES
Deferred revenue - ICFA	$17,422	$17,372
Refund liability - regulated(2)	622	587
Deferred revenue - other(3)	22	—
Total contract liabilities	$18,066	$17,959

(1)The increase in accounts receivable was primarily due to the increase in customers in 2020 compared to 2019.
(2)The increase in refund liability is due to the phase-in approach approved in Rate Decision No. 76901. Refer to Note 1—"Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions — ACC Tax Docket" of the notes to the unaudited condensed consolidated financial statements for further details.
(3)The increase in deferred revenue - other is due to a new rental contract entered into during the three months ended March 31, 2020, for which rental payments were collected in advance.
Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $17.4 million at both March 31, 2020 and December 31, 2019. Deferred revenue - ICFA is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. Due to the uncertainty of future events, the Company is unable to estimate when to expect recognition of deferred revenue - ICFA. Deferred revenue - other is recognized as revenue once the obligations specified with the rental contract are met. The Company expects to recognize the full amount in the next nine months.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at March 31, 2020 and December 31, 2019 consist of the following (in thousands):

	March 31, 2020	December 31, 2019	Average Depreciation Life (in years)
Mains/lines/sewers	$138,469	$138,173	49
Plant	95,068	94,615	31
Equipment	35,637	35,497	14
Meters	14,139	14,057	13
Furniture, fixture and leasehold improvements	623	623	21
Computer and office equipment	868	785	7
Software	241	241	3
Land and land rights	1,051	1,051
Other	700	700
Construction work-in-process	42,535	40,561
Total property, plant and equipment	329,331	326,303
Less accumulated depreciation	(94,956)	(92,749)
Net property, plant and equipment	$234,375	$233,554

5. ACCOUNTS RECEIVABLE
Accounts receivable as of March 31, 2020 and December 31, 2019 consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Billed receivables	$1,795	$1,718
Less allowance for doubtful accounts	(94)	(87)
Accounts receivable – net	$1,701	$1,631

6. EQUITY METHOD INVESTMENT
In 2018, the Company had an investment in a limited partnership, FATHOM Water Management Holdings, LLP, which, through subsidiaries, owned Global Water Management, LLC ("GWM"). This investment was accounted for under the equity method due to the investment being considered more than minor. In December of 2019, GWM ceased to provide substantially all of the billing, customer service, and other support services previously provided to its customers, including the Company's regulated utilities. The carrying value of this investment is zero as of both March 31, 2020 and December 31, 2019.

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
Under the terms of the purchase agreement, the Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. The three specified growth premium areas are located in Pima County, Arizona where Red Rock has not yet begun operating, and where Red Rock is authorized to provide water utility services only. As of March 31, 2020, no meters have been installed and no accounts have been established in any of the three growth premium areas. The fair value of the acquisition liability was determined based on management's estimates and assumptions regarding the probability that connection growth will be achieved during the growth premium period. Any subsequent adjustments to the fair value estimate will be recorded to earnings. Refer to Note 11 — "Fair Value" of the notes to the unaudited condensed consolidated financial statements for additional information.

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
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of March 31, 2020, the goodwill balance of $4.4 million related to the Turner and Red Rock acquisitions. There were no indicators of impairment identified as a result of the Company's review of events and circumstances related to its goodwill subsequent to the acquisitions. Based on our annual impairment testing performed on November 1st, no impairment was recorded. Refer to Note 7 — "Acquisitions" of the notes to the unaudited condensed consolidated financial statements for additional discussion.

Intangible Assets

As of March 31, 2020 and December 31, 2019, intangible assets consisted of the following (in thousands):

	March 31, 2020			December 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532		$1,532	$1,532		$1,532
Intangible trademark	13		13	13		13
Franchise contract rights	129		129	129		129
Organizational costs	67		67	67		67
	1,741		1,741	1,741		1,741
DEFINITE LIVED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(12,568)	5,410	17,978	(12,568)	5,410
Sonoran contract rights	7,406	(2,003)	5,403	7,406	(2,003)	5,403
	25,384	(14,571)	10,813	25,384	(14,571)	10,813
Total intangible assets	$27,125	$(14,571)	$12,554	$27,125	$(14,571)	$12,554
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
Acquired ICFAs and contract rights related to our 2005 acquisition of Sonoran Utility Services, LLC assets are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. No amortization was recorded for these balances for the three months ended March 31, 2020 and 2019.
9. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a shareholder and director of the Company. Medical claims paid to the plan were approximately $0.3 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.
As GWM was previously owned by the Company, it had historically provided billing, customer service, and other support services for the Company’s regulated utilities. In connection with the sale of GWM in 2013, the Company used the FATHOM platform for all of its regulated utility services for an initial term of 10 years pursuant to a services agreement. The services agreement was amended on November 17, 2016, which extended the term of the contract through December 31, 2026. As part of the amended agreement, the Company reduced the monthly rate per connection from $7.79 per water account/month to $6.24 per water account/month. Additionally, the scope of services was expanded to include a meter replacement program of approximately $11.4 million, wherein the Company replaced a majority of its meter infrastructure.
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

Pursuant to the services agreement, the Company was entitled to quarterly royalty payments based on a percentage of certain of GWM’s recurring revenues for a 10-year period, up to a maximum of $15.0 million, of which $2.3 million was received over the six year period. Accordingly, following the termination of the services agreement on December 20, 2019, the Company will no longer receive such royalty payments for periods after such date. During 2020, no FATHOM royalties were received and zero service fees were incurred. For the three months ended March 31, 2019, the FATHOM royalties received totaled approximately $0.1 million and service fees incurred were $0.4 million.
10. ACCRUED EXPENSES
Accrued expenses at March 31, 2020 and December 31, 2019 consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Deferred compensation	$1,118	$2,008
Property taxes	582	1,095
Interest	1,780	475
Dividend payable	543	519
Asset retirement obligation	697	697
Other accrued liabilities	2,683	2,752
Total accrued expenses	$7,403	$7,546

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
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
HUF Funds - restricted cash(1)	$—	$1,018	$—	$1,018	$—	$627	$—	$627
Demand Deposit(2)	2,135	—	—	2,135	2,132	—	—	2,132
Certificate of Deposit - Restricted(1)	—	705	—	705	—	705	—	705
Long-term debt(3)	—	121,819	—	121,819	—	121,075	—	121,075
Acquisition Liability(4)	—	—	838	838	—	—	838	838
Total	$2,135	$123,542	$838	$126,515	$2,132	$122,407	$838	$125,377

(1) HUF Funds - restricted cash and Certificate of Deposit - Restricted are presented on the Restricted cash line item of the Company's consolidated balance sheets and are valued at amortized cost, which approximates fair value.
(2) Demand Deposit is presented on the Cash and cash equivalents line item of the Company's consolidated balance sheets and is valued at amortized cost, which approximates fair value.
(3) The fair value of our debt was estimated based on interest rates considered available for instruments of similar terms and remaining maturities.

(4) As part of the Red Rock acquisition, the Company is required to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date, or twenty years from the acquisition date. The fair value of the acquisition liability was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company's estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate.
12. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31, 2020		December 31, 2019
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.38% Series A 2016, maturing June 2028	$—	$28,750	$—	$28,750
4.58% Series B 2016, maturing June 2036	—	86,250	—	86,250
4.65% Harquahala Loan, maturing January 2021	8	—	6	3
4.60% WIFA Loan, maturing March 2037	—	—	1	15
	8	115,000	7	115,018
OTHER
Capital lease obligations	111	222	110	251
Debt issuance costs	—	(593)	—	(605)
Total debt	$119	$114,629	$117	$114,664
 2016 Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter. The proceeds of the senior secured notes were primarily used to refinance the previously outstanding long-term tax exempt bonds, which were subject to an early redemption option at 103%, plus accrued interest, as a result of our initial public offering in the United States. As part of the refinancing of the long-term debt, the Company paid a prepayment penalty of $3.2 million and wrote off the remaining $2.2 million in capitalized loan fees related to the tax exempt bonds, which were recorded as additional interest expense in the second quarter of 2016. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. Debt issuance costs as of both March 31, 2020 and December 31, 2019 were $0.6 million.
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of March 31, 2020, the Company was in compliance with its financial debt covenants.
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
In 2017, the Company entered into a second loan payable to WIFA ("2017 WIFA"), and no borrowings were made until 2018. The 2017 WIFA loan bears an interest rate of 4.60% over a 20-year term. The original loan amount was approximately $175,000, of which approximately $157,000 was forgiven. The Company paid off the 2017 WIFA loan in February 2020.

Revolving Credit Line
On April 20, 2018, the Company entered into an agreement with MidFirst Bank, a federally chartered savings association, (the "MidFirst Bank Loan Agreement"), for a two-year revolving line of credit up to $8.0 million. The credit facility bore an interest rate equal to the London Interbank Offered Rate (LIBOR) plus 2.25%. In April 2019, the Company signed an amendment to the MidFirst Bank Loan Agreement, which extended the maturity of the line of credit to April 30, 2022 and modified the debt service coverage ratio to match the ratio required by the senior secured notes discussed above; all other terms remained unchanged. As of March 31, 2020, the Company had no outstanding borrowings under this credit line. There were $27,000 unamortized debt issuance costs as of March 31, 2020 and $49,000 as of December 31, 2019.
The MidFirst Bank Loan Agreement required the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The MidFirst Bank Loan Agreement also contained a provision limiting the payment of dividends if the Company fell below a debt service ratio of 1.25. As of March 31, 2020, the Company was in compliance with its financial debt covenants. In April 2020, the Company terminated the MidFirst Bank Loan Agreement and entered into a loan agreement for a new two-year revolving line of credit up to $10.0 million. See Note 17 – “Subsequent Events” for additional information regarding the new line of credit agreement.

At March 31, 2020, the remaining aggregate annual maturities of debt and minimum lease payments under capital lease obligations for the years ended December 31 are as follows (in thousands):

	Debt	Capital Lease Obligations
Remaining nine months of 2020	$5	$96
2021	1,920	122
2022	3,833	89
2023	3,833	48
2024	3,833	—
Thereafter	101,584	—
Subtotal	115,008	355
Less: amount representing interest	—	(22)
Total	$115,008	$333

13. INCOME TAXES
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law in response to the widespread economic impact of the COVID-19 pandemic. The CARES Act includes several business tax and employer focused provisions intended to improve cash flow and liquidity. Though the business tax provisions are not expected to have a material impact on our tax rate in 2020, we are reviewing the employer focused provisions beneficial to our business. We will continue to monitor all the relevant provisions under the CARES Act as additional guidance is released.
During the three months ended March 31, 2020, the Company recorded a tax expense of $0.2 million on pre-tax income of $0.6 million, compared to a tax expense of $0.3 million on pre-tax income of $1.0 million for the three months ended March 31, 2019. The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items. Refer to Note 1 — "Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements" for further details.
14. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.

2016 stock option grant
No stock-based compensation expense was recorded for the three months ended March 31, 2020 and March 31, 2019. As of March 31, 2020, 325,000 options have been exercised with none outstanding. Of the 325,000 options exercised, 125,000 shares were exercised utilizing a cashless exercise, which resulted in an increase in shares outstanding of 27,364 as well as 97,636 shares recorded to treasury stock.
2017 stock option grant
Stock-based compensation expense of $67,000 and $65,000 was recorded for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, 10,154 options have been exercised and 67,950 options have been forfeited with 386,896 outstanding.
2019 stock option grant
In August 2019, GWRI's Board of directors granted stock options to acquire 250,000 shares of GWRI's common stock to employees throughout the Company. The options were granted with an exercise price of $11.26, the market price of the Company's common shares on the NASDAQ Global Market at the close of business on August 13, 2019. The options vest over a four-year period, with 25% vesting in August 2020, 25% vesting in August 2021, 25% vesting in August 2022, and 25% vesting in August 2023. The options have a ten-year life. The Company will expense the $0.8 million fair value of the stock option grant ratably over the four-year vesting period. Stock-based compensation expense of $49,000 was recorded for the three months ended March 31, 2020. No stock-based compensation was recorded for the three months ended March 31, 2019. As of March 31, 2020, 4,396 options have been forfeited with 245,604 options outstanding.
Phantom stock compensation
The following table details total awards granted and the number of units outstanding as of March 31, 2020 along with the amounts paid to holders of the phantom stock units ("PSUs") for the three months ended March 31, 2020 and 2019 (in thousands, except unit amounts):

			Amounts Paid For the Three Months Ended March 31,
Grant Date	Units Granted	Units Outstanding	2020	2019
Q1 2016	34,830	—	—	19
Q1 2017	22,712	—	24	25
Q1 2018	30,907	10,302	33	27
Q1 2019	32,190	21,460	35	—
Q1 2020	22,481	22,481	—	—
Total	143,120	54,243	$92	$71

Stock appreciation rights compensation
The following table details the recipients of the stock appreciation rights (“SARs”) awards, the grant date, units granted, exercise price, outstanding units as of March 31, 2020 and amounts paid during the three months ended March 31, 2020 and 2019 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Three Months Ended March 31,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2020	2019
Members of Management (1)(5)	Q1 2015	299,000	$4.26	118,000	—	—
Key Executives (2)(6)	Q2 2015	300,000	$5.13	42,500	300	—
Members of Management (1)(7)	Q3 2017	103,000	$9.40	63,000	—	—
Members of Management (1)(8)	Q1 2018	33,000	$8.99	24,750	—	—
Total		735,000		248,250	$300	$—

(1)The SARs vest ratably over sixteen quarters from the grant date.
(2)The SARs vest over sixteen quarters, vesting 20% per year for the first three years, with the remainder, 40%, vesting in year four.
(3)The exercise price was determined by taking the weighted average GWR Global Water Resources Corp. ("GWRC") share price of the five days prior to the grant date of July 1, 2013.
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

For the three months ended March 31, 2020 and 2019, the Company recorded approximately $0.5 million of negative compensation expense and $0.1 million of compensation expense related to the PSUs and SARs, respectively. Based on GWRI’s closing share price on March 31, 2020 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
Remaining nine months of 2020	$288	$38
2021	184	50
2022	76	50
2023	—	20
2024	—	—
Total	$548	$158

15. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Supplemental cash flow information:
Cash paid for interest	$4	$6
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$1,046	$646
Contributions in aid of construction - loan forgiveness	$—	$31

16. COMMITMENTS AND CONTINGENCIES
Commitments
In September 2018, the Company's corporate office lease agreement was amended to include the rental of additional office space for the period of September 1, 2018 through February 28, 2019. In January 2019, the lease agreement was amended to extend the term of the lease, with a commencement date of March 1, 2019 and termination date of May 31, 2022. As such, the Company's monthly rent expense increased to approximately $15,000. Rent expense arising from the operating leases totaled approximately $44,000 and $45,000 for the three months ended March 31, 2020 and 2019, respectively.
Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect our financial position, results of operations, or cash flows.

17. SUBSEQUENT EVENTS

New Revolving Credit Line

On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation, for a two-year revolving line of credit up to $10.0 million with a maturity date of April 30, 2022. This new credit facility, which may be used to refinance existing indebtness, to acquire assets to use and/or expand the Company's business, and for general corporate purposes, bears an interest rate equal to LIBOR plus 2.00% and has no unused line fee. This new credit facility replaced the previous revolving line of credit with MidFirst Bank, which was terminated in April 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations relates to the three months ended March 31, 2020 and should be read together with the condensed consolidated financial statements and accompanying notes included herein, as well as our audited annual financial statements and associated management’s discussion, which are available within our Annual Report on Form 10-K for the year ended December 31, 2019 available on our Company’s profile on the Securities and Exchange Commission (“SEC”) website, www.sec.gov.
Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of the Company and documents incorporated herein by reference are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, and opportunities, including potential acquisitions; future financial performance; population and growth projections; technologies; revenues; metrics; operating expenses; market trends, including those in the markets in which we operate; liquidity; cash flows and uses of cash; dividends; amount and timing of capital expenditures; depreciation and amortization; tax payments; hedging arrangements; our ability to repay indebtedness and invest in initiatives; impact and resolutions of legal matters; the impact of tax reform; the impact of accounting changes and other pronouncements; and the anticipated impacts from the COVID-19 pandemic on the Company, including to our business operations, results of operations, cash flows, and financial position, and our future responses to the COVID-19 pandemic. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not, or the times at or by which, such performance or results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC and in Part II, Item 1A in this Form 10-Q, as updated from time to time in our subsequent filings with the SEC. Although the forward-looking statements are based upon what management believes to be reasonable assumptions, investors cannot be assured that actual results will be consistent with these forward-looking statements, and the differences may be material. Further, any forward-looking statement speaks only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

COVID-19 Update

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the President of the United States declared COVID-19 a national emergency. The outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of the COVID-19 pandemic, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home, or total lock-down (or similar) orders and business limitations and shutdowns. For example, the State of Arizona has implemented a “Stay Home, Stay Healthy, Stay Connected” order promoting physical distancing and limiting residents time away from their residence or property, except to conduct or participate in essential activities.

Our water and wastewater services are essential services and we intend to continue to provide those services for our customers. Further, we continue to monitor the impact of COVID-19 pandemic on our business and operations, including how it will impact our customers, employees, suppliers, vendors and, business partners. While the COVID-19 pandemic did not have a material effect on our business operations, results of operations, cash flows, and financial position for the three months ended March 31, 2020, we are unable to predict the ultimate extent to which our business operations, results of operations, cash flows, and financial position will ultimately be impacted by the COVID-19 pandemic due to the fluid and rapidly evolving situation.

However, we believe that development and growth in our service areas may slow, which could impact negatively our organic growth for some period of time. In addition, we voluntarily agreed not to disconnect customers or charge late fees as a result of the economic hardships caused by the COVID-19 pandemic, such as due to the loss of employment by our customers, which may lead to an increase in uncollectable accounts. Accordingly, we believe that we may be unable to collect a portion of billed revenue for some period of time, if at all. Therefore, we could see a negative impact to our revenue, earnings, and cash flows due to the COVID-19 pandemic as this continues through 2020. Further, our current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to “Risk Factors” included in Part II, Item 1A of this Form 10-Q for additional risks we face due to the COVID-19 pandemic.
Business Outlook
2019 and the first quarter of 2020 continued the trend of positive growth in new connections. According to the 2010 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) is the 14th largest MSA in the U.S. and had a population of 4.2 million, an increase of 29% over the 3.3 million people reported in the 2000 Census. Metropolitan Phoenix continues to grow due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 5.7 million people by 2030 and 6.5 million by 2040. During the twelve months ended March 31, 2020, Arizona’s employment rate improved by 2.2%, ranking the state in the top two nationally for job growth.

We believe that our utilities and service areas are directly in the anticipated path of growth primarily in the Phoenix metropolitan area. Market data indicates that our service areas currently incorporate a large portion of the final platted lots, partially finished lots, and finished lots in the Phoenix metropolitan area. Management believes that we are well-positioned to benefit from growth in the Phoenix metropolitan area due to the availability of lots and existing infrastructure in place within our services areas. However, as discussed above, we believe that development and growth in our service areas may slow, which could impact negatively our organic growth for some period of time, due to the COVID-19 pandemic.
Factors Affecting our Results of Operations
Our financial condition and results of operations are influenced by a variety of industry-wide factors, including but not limited to:
•population and community growth;
•economic and environmental utility regulation;
•economic environment;
•the need for infrastructure investment;
•production and treatment costs;
•weather and seasonality; and
•access to and quality of water supply.
The COVID-19 pandemic may impact the degree to which these factors affect our financial condition and results of operations as discussed above under "COVID-19 Update."
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

Population and Community Growth

Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, increased 1,915 connections, or 4.3% (3.4% annualized growth), from a total of 44,675 as of March 31, 2019 to 46,590 as of March 31, 2020. This increase is due to organic growth in new connections.
As of March 31, 2020, active service connections increased 2,075, or 4.7% (3.5% annualized growth), to 46,227 compared to 44,152 active service connections as of March 31, 2019. As with the increase in total service connections, the increase is due to organic growth in new connections. Approximately 93.0% of the 46,227 active service connections are serviced by our Global Water - Santa Cruz Water Company, LLC (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, LLC (“Palo Verde”) utilities as of March 31, 2020.
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
Dec-09
Mar-10
Jun-10
Sep-10
Dec-10
Mar-11
Jun-11
Sep-11
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Total Connections
Total Active

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
We are required to file rate cases with the ACC to obtain approval for a change in rates. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. In normal conditions, it would not be uncommon to see us file for a rate increase every three years based on year one being the test year, year two being the rate case filing year, and year three being the rate case award year. However, based on our settlement with the ACC in 2014 and extended new rate phase-in period, we have not initiated the next rate case on this timeline. On March 20, 2019, we filed a motion with the ACC to request an order for certain of our utilities to file a rate case. Thereafter, on April 26, 2019, the ACC issued Decision No. 77168, which requires all of our utilities to file a rate case no later than June 30, 2020, using the twelve months ending December 31, 2019 as the test year for the rate case. Due to the COVID-19 pandemic, on April 14, 2020, we filed a request to extend the deadline for filing of a rate case to August 17, 2020. On May 5, 2020, the ACC extended the deadline to August 28, 2020. Refer to “—Rate Case Activity” for additional information.
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
 We have made significant capital investments in our territories within the last fifteen years, and because the infrastructure remains in the early stages of its useful life, we do not expect comparable capital investments to be required in the near term, either for growth or to maintain the existing infrastructure. Nevertheless, we have an established capital improvement plan to make targeted capital investments to repair and replace existing infrastructure as needed, address operating redundancy requirements, and improve our overall financial performance, by lowering expenses and increasing revenue. Additionally, to reduce our deferred tax liability of approximately $19.4 million resulting from the gain on the condemnation of the operations and assets of Valencia, we have completed the planned investments within our capital improvement plan that we determined will qualify under the Internal Revenue Code §1033 re-investment criteria pursuant to a favorable Private Letter Ruling with the Internal Revenue Service (the "IRS"). Refer to “—Corporate Transactions—Private Letter Ruling” for additional information.

As discussed above, we believe that development and growth in our service areas may slow. Accordingly, we may reduce capital expenditures in the future, but will, in any event, continue to invest in maintenance related capital expenditures and perform those projects that are necessary to continue providing services.
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

For our utilities, adjusting for the condemnation of the operations and assets of Valencia and the sale of Willow Valley, the settlement provided for a collective aggregate revenue requirement increase of $3.6 million based on 2011 test year service connections, phased-in over time, with the first increase in January 2015 as follows (in thousands, not updated for the Federal Tax Cuts and Jobs Act (the "TCJA"), refer to "—Corporate Transactions—ACC Tax Docket" for further details):

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
On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah and Northern Scottsdale utilities due to the TCJA. Rate Decision No. 76901 adopted the phase-in approach for the reductions to match the phase-in of our revenue requirement under Rate Decision No. 74364. Refer to “— Corporate Transactions — ACC Tax Docket” for details regarding Rate Decision No. 76901.
ACC Rate Case
On March 20, 2019, we filed a motion with the ACC to request an order for certain of our utilities to file a rate case. Thereafter, on April 26, 2019, the ACC issued Decision No. 77168, which requires all of our utilities to file a rate case no later than June 30, 2020, using the twelve months ending December 31, 2019 as the test year for the rate case. Due to the COVID-19 pandemic, on April 14, 2020, we filed a request to extend the deadline for filing of a rate case to August 17, 2020. On May 5, 2020, the ACC extended the deadline to August 28, 2020. Refer to “— Corporate Transactions — ACC Rate Case” for additional information.
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
With the issuance of Rate Decision No. 74364, in February 2014, the ACC changed how ICFA funds would be characterized and accounted for going forward. Most notably, the ACC changed the rate treatment of ICFA funds. ICFA funds already received or which had become due prior to the date of Rate Decision No. 74364 were accounted for in accordance with our ICFA revenue recognition policy that had been in place prior to the 2010 Regulatory Rate Decision, wherein the funds received are recognized as revenue once the obligations specified in the ICFA were met. Rate Decision No. 74364 prescribes that of the ICFA funds which come due and are paid subsequent to December 31, 2013, 70% of the ICFA funds will be recorded in the associated utility subsidiary as a hook-up fee (“HUF”) liability, with the remaining 30% to be recorded as deferred revenue, until such time that the HUF tariff is fully funded, after which the remaining funds will be recorded as deferred revenue in accordance with our ICFA revenue recognition policy. A HUF tariff, specifying the dollar value of a HUF for each utility, was approved by the ACC as part of Rate Decision No. 74364. We are responsible for assuring the full HUF value is paid from ICFA proceeds, and recorded in its full amount by predetermined milestones in Rate Decision No. 74364, even if it results in recording less than 30% of the ICFA fee as deferred revenue.

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
Pursuant to Internal Revenue Code §1033, we would have been able to defer the gain on condemnation through the end of 2017, which was subsequently extended through the end of 2020. The Company fully deferred the remaining tax liability during the three months ended March 31, 2020.
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

New Revolving Credit Line

On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation, for a two-year revolving line of credit up to $10.0 million with a maturity date of April 30, 2022. This new credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, bears an interest rate equal to the London Interbank Offered Rate (LIBOR) plus 2.00% and has no unused line fee. This new credit facility replaced the previous revolving line of credit with MidFirst Bank, which was terminated in April 2020.
ACC Tax Docket

On December 20, 2017, the ACC opened a docket to address the utility ratemaking implications of the TCJA. The ACC subsequently approved an order in February 2018 requiring Arizona utilities to apply regulatory accounting treatment, which includes the use of regulatory assets and regulatory liabilities, to address all impacts from the enactment of the TCJA.

On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities due to lower corporate tax rates under the TCJA. Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of our revenue requirement under the Rate Decision No. 74364 enacted in February 2014. In 2019, the aggregate annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities were approximately $890,000. In 2021, the final year of the phase-in, the aggregate annual reductions in revenue for our Santa Cruz, Palo Verde, Tonopah, and Northern Scottsdale utilities will be approximately $1.1 million. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the difference of the fully phased-in rates to be applied in 2021 versus the phased-in rates refunded in 2018.

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

ACC Rate Case

On March 20, 2019, the Company filed a motion with the ACC to request an order for certain of our utilities to file a rate case. Thereafter, on April 26, 2019, the ACC issued Decision No. 77168, which requires all of our utilities to file a rate case no later than June 30, 2020, using the twelve months ending December 31, 2019 as the test year for the rate case.  Due to the COVID-19 pandemic, on April 14, 2020, we filed a request to extend the deadline for filing of a rate case to August 17, 2020. On May 5, 2020, the ACC extended the deadline to August 28, 2020. We are in the initial stages of evaluating and preparing for the rate case, but we anticipate requesting a moderate increase in rates. There is no guarantee, however, that the ACC will approve a rate increase, or take any other actions as a result of the rate case. Further, it is possible that the ACC may determine to decrease future rates.

Acquisition of Red Rock Utilities

On October 16, 2018, we completed the acquisition of Red Rock, an operator of a water and a wastewater utility with service areas in Pima and Pinal counties of Arizona, for a purchase price of $5.9 million. The acquisition added over 1,650 connections and approximately 9 square miles of service area. The Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. The three specified growth premium areas are located in Pima County, Arizona where Red Rock has not yet begun operating, and where Red Rock is authorized to provide water utility services only. As of March 31, 2020, no meters have been installed and no accounts have been established in any of the three growth premium areas. We believe this acquisition is consistent with the Company's declared strategy of making accretive acquisitions.
Recent Events
2020 Common Stock Offering
On January 21, 2020, we completed a public offering of 870,000 shares of common stock at a public offering price per share of $12.50, for gross proceeds of $10.9 million. On January 30, 2020, we issued an additional 130,000 shares of common stock at the public offering price of $12.50 per share, for gross proceeds of $1.6 million, resulting in total proceeds from the offering of approximately $12.5 million. The issuance of the additional shares was completed pursuant to the exercise in full of the underwriter's over-allotment option. We received total net proceeds of approximately $11.5 million after deducting underwriting discounts and commissions and offering expenses payable by us, which collectively totaled approximately $1.0 million.
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

Comparison of Results of Operations for the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2020	2019
Revenues	$8,230	$7,723
Operating expenses	6,433	6,524
Operating income	1,797	1,199
Total other expense	(1,237)	(208)
Income before income taxes	560	991
Income tax expense	(206)	(342)
Net income	$354	$649

Basic earnings per common share	$0.02	$0.03
Diluted earnings per common share	$0.02	$0.03

Revenues – The following table summarizes our revenues for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Water services	$3,388	$3,138
Wastewater and recycled water services	4,823	4,569
Unregulated revenues	19	16
Total revenues	$8,230	$7,723

Total revenues increased $0.5 million, or 6.6%, to $8.2 million for the three months ended March 31, 2020 compared to $7.7 million for the three months ended March 31, 2019. This increase reflects the 4.7% increase in active service connections, combined with the increase in rates related to Rate Decision No. 74364.

Water Services – Water services revenue increased $0.3 million, or 8.0%, to $3.4 million for the three months ended March 31, 2020 compared to $3.1 million for the three months ended March 31, 2019. The increase in water services revenues is primarily related to growth in connections.
Water services revenue based on consumption increased $0.2 million, or 18.8%, to $1.1 million for the three months ended March 31, 2020 compared to $0.9 million for the three months ended March 31, 2019. This increase was primarily driven by increased residential consumption for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Active water connections increased 4.6% to 23,983 as of March 31, 2020 from 22,924 as of March 31, 2019, primarily due to the growth in our service areas.
Water consumption increased 11.8% to 463 million gallons for the three months ended March 31, 2020 from 414 million gallons for the three months ended March 31, 2019. The increase in consumption was primarily related to an increase in residential consumption.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.1 million, or 4.8%, to $2.2 million for the three months ended March 31, 2020 compared to $2.1 million for the three months ended March 31, 2019. The increase resulted from increases in active water service connections, combined with an increase in rates related to Rate Decision No. 74364.

Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.3 million, or 5.6%, to $4.8 million for the three months ended March 31, 2020 compared to $4.6 million for the three months ended March 31, 2019. The increase in wastewater and recycled water services revenue included a $0.2 million increase in wastewater services revenue. The increase in wastewater services revenue reflects the increase in active wastewater connections, which increased 4.8% to 22,244 as of March 31, 2020, from 21,228 as of March 31, 2019, as well as the increase in rates related to Rate Decision No. 74364.
Recycled water services revenue, which is based on the number of gallons delivered, increased $14,000, or 17.8%, to $0.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in recycled water services revenue was primarily related to the increase in recycled water consumption, coupled with an increase in rates related to Rate Decision No. 74364. The volume of recycled water delivered increased 11 million gallons, or 20.0%, to 68 million gallons for the three months ended March 31, 2020 compared to 57 million gallons for the three months ended March 31, 2019.
Operating Expenses – The following table summarizes our operating expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Operations and maintenance	$2,232	$1,723
Operations and maintenance - related party	—	415
General and administrative	2,088	2,375
Depreciation and amortization	2,113	2,011
Total operating expenses	$6,433	$6,524

Until December 2019, when it ceased operations, Global Water Management, LLC (“GWM”) provided substantially all of the billing, customer service, and other support services for the Company’s regulated utilities. When GWM ceased operations, we brought the customer service and billing operations in-house and entered into new contract services agreements to replace the services previously provided by GWM through its FATHOM platform. As described further below, this transition resulted in increased operations and maintenance expense and the elimination of contract services – related party expenses. Additionally, the Company no longer receives royalty payments that were previously based upon a percentage of certain of GWM’s recurring revenue, which was historically recorded as Other – related party income.

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, increased $0.5 million, or 29.5%, to $2.2 million for the three months ended March 31, 2020 compared to $1.7 million for the three months ended March 31, 2019.
Total personnel expenses increased $0.2 million, or 44.7%, to $0.7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to the hiring of additional employees to support the FATHOM transition discussed above, coupled with an increase in other employee benefits expense.
Contract services increased $0.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 as a result of new services agreements we entered into in connection with the FATHOM transition.
Contract services - related parties expenses decreased $0.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 as a result of the FATHOM transition.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs decreased $0.3 million, or 12.1%, to $2.1 million for the three months ended March 31, 2020 compared to $2.4 million for the three months ended March 31, 2019.
Deferred compensation expense decreased $0.5 million, to negative $0.4 million for the three months ended March 31, 2020, from $0.2 million for the three months ended March 31, 2019. The decrease was primarily related to the larger decrease in the carrying value of our equity awards due to the change in our stock price, which decreased $2.96 for the three months ended March 31, 2020, compared to a decrease of $0.33 for the three months ended March 31, 2019. The decrease was partially offset by an increase in employee option expense due to the 2019 stock option grant, the value of which we began to expense in August 2019. Refer to Note 14 — “Deferred Compensation Awards” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

Personnel and related expenses increased $0.4 million to $1.3 million for the three months ended March 31, 2020, from $0.9 million for the three months ended March 31, 2019. The increase was primarily related to increases in salaries and bonuses due to the hiring of additional employees, coupled with increases in other employee benefits expense for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.
Board compensation expense decreased $0.2 million, to negative $0.1 million for the three months ended March 31, 2020, from $0.1 million for the three months ended March 31, 2019. The decrease was primarily related to a $0.2 million decrease in Deferred Phantom Unit liability which was primarily driven by the larger decrease in stock price for the three months ended March 31, 2020, compared to the decrease in stock price for the three months ended March 31, 2019.
Other Expense – Other expense totaled $1.2 million for the three months ended March 31, 2020 compared to other expense of $0.2 million for the three months ended March 31, 2019. The increase in other expense was primarily attributed to the receipt of the final $1.0 million of proceeds in March 2019 relating to the Loop 303 Contracts.
Income Tax Expense – Income tax expense decreased $0.1 million to $0.2 million for the three months ended March 31, 2020 compared to $0.3 million for the three months ended March 31, 2019. The decrease was driven by a decrease in pretax income.
Net Income – Net income totaled $0.4 million for the three months ended March 31, 2020 compared to net income of $0.6 million for the three months ended March 31, 2019. The decrease was primarily attributed to the Loop 303 proceeds received in 2019, partially offset by an increase in operating income, which was driven by the $0.5 million increase in operating revenues.

Outstanding Share Data
As of May 4, 2020, there were 22,537,381 shares of our common stock outstanding and options to acquire an additional 632,500 shares of our common stock outstanding.
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
As of March 31, 2020, we have no notable near-term cash expenditures or debt obligations. While specific facts and circumstances could change, we believe that we have sufficient cash on hand, the ability to draw on our new $10.0 million revolver, and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan as well as remain in compliance with our debt covenants for at least the next twelve months. However, our near term cash flow may be impacted by the COVID-19 pandemic. Refer to “—COVID-19 Update” and “Risk Factors” included in Part II, Item 1A of this Form 10-Q for additional discussion relating to the COVID-19 pandemic.
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
For the three months ended March 31, 2020, our net cash provided by operating activities totaled $3.2 million compared to $3.8 million for the three months ended March 31, 2019. The $0.6 million decrease in cash from operating activities was primarily driven by the decrease in deferred compensation expense of $0.8 million, coupled with the decrease in net income of $0.3 million, partially offset by a decrease in payments related to other non-current liabilities of $0.4 million, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Cash from Investing Activities
Our net cash used in investing activities totaled $3.5 million for the three months ended March 31, 2020 compared to $1.8 million for the three months ended March 31, 2019. The $1.7 million increase in cash used in investing activities was primarily driven by an increase in capital expenditures of $1.7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

We continue to invest capital prudently in our existing, core service areas where we are able to deploy our Total Water Management model as. This includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. Pursuant to Internal Revenue Code §1033, we would have been able to defer the gain on condemnation through the end of 2017, which was subsequently extended through the end of 2020. The Company fully deferred the remaining tax liability during the three months ended March 31, 2020 (refer to “—Corporate Transactions—Private Letter Ruling”). Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors. In particular, we continue to monitor the rapidly evolving COVID-19 pandemic. As discussed above, we believe that development and growth in our service areas may slow. Accordingly, we may reduce capital expenditures in the future, but will, in any event, continue to invest in maintenance related capital expenditures and perform those projects that are necessary to continue providing services.
Cash from Financing Activities
Our net cash received in financing activities totaled $10.1 million for the three months ended March 31, 2020 compared to $1.4 million in cash used by financing activities for the three months ended March 31, 2019. This change was primarily driven by the $11.5 million in net proceeds received from our public offering of stock in January 2020.
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
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of March 31, 2020, the Company was in compliance with its financial debt covenants.
Debt issuance costs as of both March 31, 2020 and December 31, 2019 were $0.6 million.
Revolving Credit Line

On April 20, 2018, the Company entered into an agreement with MidFirst Bank, a federally chartered savings association (the “MidFirst Bank Loan Agreement”), for a two-year revolving line of credit up to $8.0 million. The credit facility bore an interest rate equal to LIBOR plus 2.25%. In April 2019, the Company signed an amendment to the MidFirst Bank Loan Agreement, which extended the maturity of the line of credit to April 30, 2022 and modified the debt service coverage ratio to match the ratio required by the senior secured notes discussed above; all other terms remained unchanged.

Similar to the senior secured notes, the MidFirst Bank Loan Agreement required the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The MidFirst Bank Loan Agreement also contained a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. Additionally, the MidFirst Bank Loan Agreement contained certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants were subject to various qualifications and limitations as set forth in the MidFirst Bank Loan Agreement. Pursuant to the MidFirst Bank Loan Agreement, the revolving credit facility was subject to certain customary events of default after which the revolving credit facility could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. Refer to Note 12 — "Debt" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information. As of March 31, 2020, the Company was in compliance with its financial debt covenants.
As of March 31, 2020, the Company had no outstanding borrowings under this credit line with MidFirst Bank. The Company incurred zero debt issuance costs as of March 31, 2020 and $40,000 as of December 31, 2019.
On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation (the “Northern Trust Loan Agreement”), for a two-year revolving line of credit up to $10.0 million with a maturity date of April 30, 2022. This new credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, bears an interest rate equal to LIBOR plus 2.00% and has no unused line fee. This new credit facility replaced the previous revolving line of credit with MidFirst Bank, which was terminated in April 2020. The Northern Trust Loan Agreement contains the same debt service coverage ratio and other restrictive covenants described above for the MidFirst Bank Loan Agreement.
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

There have been no significant changes to our critical accounting policies from those disclosed under “Managements’ Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies, Judgments, and Estimates” in our most recent Annual Report on Form 10-K filed with the SEC on March 5, 2020 other than as disclosed below.
Off Balance Sheet Arrangements
As of March 31, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices, and interest rates. The Company uses fixed-rate long-term debt to reduce the risk from interest rate fluctuations. Although the Company’s currently outstanding long-term debt is based on fixed rates, changes in interest rates could impact the fair market value of such long-term debt.  As of March 31, 2020, the fair market value of the Company’s long-term debt was $121.8 million.  For additional information about the Company’s long-term debt, refer to Note 12 — “Debt” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

Other than interest-related risks, the Company believes the risks associated with price increases for chemicals, electricity, and other commodities are mitigated by the Company’s ability over the long-term to recover its costs through rate increases to its customers, though such recovery is subject to regulatory lag.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may, from time to time, be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. To our knowledge, we are not involved in any legal proceeding which is expected to have a material effect on us.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in our risk factors from those discussed in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 other than as disclosed below.
The recent COVID-19 pandemic could have a material adverse effect on our business operations, results of operations, cash flows and financial position.

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the President of the United States declared COVID-19 a national emergency. The outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19 pandemic, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. For example, the State of Arizona has implemented a stay-at-home order promoting physical distancing and limiting residents time away from their residence or property, except to conduct or participate in essential activities.

While the COVID-19 pandemic did not have a material effect on our business operations, results of operations, cash flows, and financial position for the three months ended March 31, 2020, our business operations, results of operations, cash flows, and financial position may be adversely impacted in a number of ways, including due to related responses from government authorities.

For example, near term cash flow may be impacted by the COVID-19 pandemic. In particular, we have voluntarily agreed not to disconnect customers or charge late fees as a result of the economic hardships caused by the COVID-19 pandemic, such as due to the loss of employment by our customers, which may lead to an increase in uncollectable accounts. Accordingly, we believe that we may be unable to collect a portion of billed revenue for some period of time, if at all. Additionally, we believe that development and growth in our service areas may slow, which could impact negatively our organic growth for some period of time.

Other potential impacts include, but are not limited to, the following:

•disruptions to our operations and business activities, including any closures of offices or facilities, and to those of governmental agencies regulating our business, suppliers, customers, and other business partners;

•reduced demand for our water and wastewater services from our commercial customers, particularly as businesses are shutdown;

•a slowdown or disruption in the supply chain for the supplies used in our operations, including chemicals used to treat water and wastewater, in addition to higher costs;

•limitations on employee resources and availability, including due to sickness, government restrictions, and the desire of employees to avoid contact with large groups of people;

•potential legislative or regulatory efforts to impose new requirements on our operations;

•an increase in the cost or the difficulty to obtain debt or equity financing could affect our financial condition or future investment opportunities; and

•an increase in regulatory restrictions or continued market volatility could hinder our ability to execute strategic business activities, including acquisitions, as well as negatively impact our stock price.

The spread of the COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are prudent to support the well-being of our employees, customers, suppliers, business partners and others. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

Additionally, the COVID-19 pandemic could affect our internal controls over financial reporting as a portion of our workforce is required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, the attention of the management team could be diverted.

Any of the foregoing could adversely affect our business operations, results of operations, cash flows, and financial position. The potential effects of the COVID-19 pandemic may also impact our other risk factors discussed in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. The ultimate extent of the impact of the COVID-19 pandemic on our business operations, results of operations, cash flows, and financial position, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic, its severity, the actions to contain the virus or treat its impact, such as related restrictions on travel and transportation, and how quickly and to what extent normal economic and operating conditions can resume.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended March 31, 2020.
b) Use of Proceeds
None.
c) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

2.1.1	Arrangement Agreement	Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed January 19, 2016.

2.1.2	Plan of Arrangement	Incorporated by reference to Exhibit 2.1.2 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed April 13, 2016.

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 4, 2016.

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed May 4, 2016.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Water Resources, Inc.

Date:	May 6, 2020	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)