Form 10-Q
period 2020-09-30
Global Water Resources, Inc.
filed 2020-11-06
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 2, 2020, the registrant had 22,586,726 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	334,769	326,303
Less accumulated depreciation	(98,351)	(92,749)
Net property, plant and equipment	236,418	233,554
CURRENT ASSETS:
Cash and cash equivalents	18,062	7,513
Accounts receivable — net	2,146	1,631
Customer payments in-transit	286	—
Due from affiliates	—	426
Unbilled revenue	2,581	2,048
Prepaid expenses and other current assets	1,029	675
Total current assets	24,104	12,293
OTHER ASSETS:
Goodwill	4,398	4,398
Intangible assets — net	11,726	12,554
Regulatory asset	1,970	1,715
Restricted cash	2,315	1,582
Other noncurrent assets	9	17
Total other assets	20,418	20,266
TOTAL ASSETS	280,940	266,113
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	195	992
Accrued expenses	8,615	7,546
Deferred revenue	10	—
Customer and meter deposits	1,513	1,445
Long-term debt and capital leases — current portion	118	117
Total current liabilities	10,451	10,100
NONCURRENT LIABILITIES:
Long-term debt and capital leases	114,594	114,664
Deferred revenue - ICFA	17,446	17,372
Regulatory liability	8,331	8,803
Advances in aid of construction	72,077	67,621
Contributions in aid of construction — net	14,580	14,520
Deferred income tax liabilities — net	5,214	4,919
Acquisition liability	1,773	1,773
Other noncurrent liabilities	2,657	1,669
Total noncurrent liabilities	236,672	231,341
Total liabilities	247,123	241,441
Commitments and contingencies (Refer to Note 16)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 22,686,708 and 21,636,420 shares issued as of September 30, 2020 and December 31, 2019, respectively.	227	216
Treasury stock, 99,982 and 99,039 shares at September 30, 2020 and December 31, 2019, respectively.	(1)	(1)
Paid in capital	33,591	24,457
Retained earnings	—	—
Total shareholders' equity	33,817	24,672
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	280,940	266,113
See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES:
Water services	$5,492	$4,963	$13,555	$12,344
Wastewater and recycled water services	5,238	4,962	15,187	14,393
Unregulated revenues	27	17	134	49
Total revenues	10,757	9,942	28,876	26,786

OPERATING EXPENSES:
Operations and maintenance	2,584	1,914	7,156	5,417
Operations and maintenance - related party	—	435	—	1,287
General and administrative	2,969	3,074	8,682	8,099
Depreciation and amortization	2,312	1,957	6,622	5,977
Total operating expenses	7,865	7,380	22,460	20,780
OPERATING INCOME	2,892	2,562	6,416	6,006

OTHER INCOME (EXPENSE):
Interest income	9	49	88	167
Interest expense	(1,342)	(1,341)	(4,039)	(4,044)
Other	70	68	(361)	1,218
Other - related party	—	97	—	213
Total other expense	(1,263)	(1,127)	(4,312)	(2,446)

INCOME BEFORE INCOME TAXES	1,629	1,435	2,104	3,560
INCOME TAX EXPENSE	(498)	(388)	(741)	(1,086)
NET INCOME	$1,131	$1,047	$1,363	$2,474

Basic earnings per common share	$0.05	$0.05	$0.06	$0.12
Diluted earnings per common share	$0.05	$0.05	$0.06	$0.11
Dividends declared per common share	$0.07	$0.07	$0.22	$0.21

Weighted average number of common shares used in the determination of:
Basic	22,586,588	21,536,834	22,495,675	21,509,770
Diluted	22,633,133	21,571,240	22,530,371	21,521,255

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2018	21,530,470	$215	(59,174)	$(1)	$27,657	$—	$27,871
Dividend declared $0.07 per share	—	—	—	—	(888)	(649)	(1,537)
Stock compensation	—	—	—	—	65	—	65
Net income	—	—	—	—	—	649	649
BALANCE - March 31, 2019	21,530,470	$215	(59,174)	$(1)	$26,834	$—	$27,048
Dividend declared $0.07 per share	—	—	—	—	(764)	(778)	(1,542)
Treasury stock	—	—	(38,462)	—	—	—	—
Stock option exercise	104,000	1	—	—	412	—	413
Stock compensation	—	—	—	—	66	—	66
Net income	—	—	—	—	—	778	778
BALANCE - June 30, 2019	21,634,470	$216	(97,636)	$(1)	$26,548	$—	$26,763
Dividend declared $0.07 per share	—	—	—	—	(494)	(1,047)	(1,541)
Stock compensation	—	—	—	—	93	—	93
Net income	—	—	—	—	—	1,047	1,047
September 30, 2019	21,634,470	$216	(97,636)	$(1)	$26,147	$—	$26,362

BALANCE - December 31, 2019	21,636,420	$216	(99,039)	$(1)	$24,457	$—	$24,672
Dividend declared $0.07 per share	—	—	—	—	(1,274)	(354)	(1,628)
Issuance of common stock	1,000,000	10	—	—	11,511	—	11,521
Stock compensation	—	—	—	—	115	—	115
Net income	—	—	—	—	—	354	354
BALANCE - March 31, 2020	22,636,420	$226	(99,039)	$(1)	$34,809	$—	$35,034
Dividend declared $0.07 per share	—	—	—	—	(1,633)		(1,633)
Issuance of common stock	49,163	1	—	—	(3)	—	(2)
Stock compensation	—	—	—	—	768	—	768
Net income	—	—	—	—	—	(122)	(122)
BALANCE - June 30, 2020	22,685,583	$227	(99,039)	$(1)	$33,941	$(122)	$34,045
Dividend declared $0.07 per share	—	—	—	—	(624)	(1,009)	$(1,633)
Treasury stock	—	—	(943)	—	(1)	—	(1)
Stock option exercise	1,125	—	—	—	—	—	—
Stock compensation	—	—	—	—	275	—	275
Net income	—	—	—	—	—	1,131	1,131
BALANCE - September 30, 2020	22,686,708	$227	(99,982)	$(1)	$33,591	$—	$33,817

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,363	$2,474
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	1,708	1,412
Depreciation and amortization	6,622	5,977
Amortization of deferred debt issuance costs and discounts	103	73
Loss on equity investment	—	79
Other (gains) and losses	551	(1)
Provision for doubtful accounts receivable	100	34
Deferred income tax expense	295	660
Changes in assets and liabilities
Accounts receivable	(615)	(326)
Other current assets	(749)	(341)
Accounts payable and other current liabilities	1,095	245
Other noncurrent assets	(255)	56
Other noncurrent liabilities	1,479	835
Net cash provided by operating activities	11,697	11,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,490)	(7,785)
Other cash flows from investing activities	(9)	3
Net cash used in investing activities	(7,499)	(7,782)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(4,896)	(4,620)
Advances in aid of construction	1,575	743
Proceeds from stock option exercise	—	413
Principal payments under capital lease	(77)	(40)
Refunds of advances for construction	(959)	(903)
Loan borrowings	—	31
Loan repayments	(24)	(39)
Proceeds from sale of stock	11,739	—
Debt issuance costs paid	(53)	(40)
Payments of offering costs for sale of stock	(221)	—
Net cash (used) provided by financing activities	7,084	(4,455)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	11,282	(1,060)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	9,095	13,197
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$20,377	$12,137

See accompanying notes to the condensed consolidated financial statements

Supplemental disclosure of cash flow information:

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$18,062	$11,091
Restricted Cash	2,315	1,046
Total cash, cash equivalents, and restricted cash	$20,377	$12,137

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 are unaudited. The December 31, 2019 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019. In our opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.
On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company, Inc. ("Valencia") to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. The Company received growth premiums of $0.1 million for both the three months ended September 30, 2020 and 2019, and $0.2 million for both the nine months ended September 30, 2020 and 2019.

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
Pursuant to Internal Revenue Code §1033, the Company would have been able to defer the gain on condemnation through the end of 2017, which was subsequently extended through the end of 2020. The Company fully deferred the remaining tax liability during the nine months ended September 30, 2020.
Acquisition of Red Rock Utilities

On October 16, 2018, the Company completed the acquisition of Red Rock Utilities ("Red Rock"), an operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona, for a purchase price of $5.9 million. The acquisition added over 1,650 connections and approximately 9 square miles of service area. The Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. The three specified growth premium areas are located in Pima County, Arizona where Red Rock has not yet begun operating, and where Red Rock is authorized to provide water utility services only. As of September 30, 2020, no meters have been installed and no accounts have been established in any of the three growth premium areas. Refer to Note 7 — "Acquisitions" of the notes to the unaudited condensed consolidated financial statements for additional information regarding the Red Rock acquisition.
Arizona Corporation Commission (the “ACC”) Tax Docket
The Company had regulatory assets of $2.0 million and $1.7 million at September 30, 2020 and December 31, 2019, respectively. and regulatory liabilities of $0.7 million and $0.6 million at September 30, 2020 and December 31, 2019, respectively, related to the Federal Tax Cuts and Jobs Act (the "TCJA") signed into law on December 22, 2017. Under ASC 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred income taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers.
On December 20, 2017, the ACC opened a docket to address the utility ratemaking implications of the TCJA. The ACC subsequently approved an order in February 2018 requiring Arizona utilities to apply regulatory accounting treatment, which includes the use of regulatory assets and regulatory liabilities, to address all impacts from the enactment of the TCJA.
On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah and Northern Scottsdale utilities due to the lower corporate tax rates under the TCJA.  Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of our revenue requirement under Rate Decision No. 74364 enacted in February 2014. In 2019, the aggregate annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities was approximately $0.9 million. In 2021, the final year of the phase-in, the aggregate annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities will be approximately $1.1 million. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the difference of the fully phased-in rates to be applied in 2021 versus the phased-in rates refunded in the years leading up to 2021 (i.e., 2018 through 2020).
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

On August 28, 2020, our regulated utilities each filed a rate case application with the ACC for water and wastewater rates, which proposed a collective revenue requirement increase of $4.6 million (relative to expected revenues in 2021, which is the final year of the rate phase-in from the last rate case) based on a 2019 test year. Certain of our utilities, including Santa Cruz and Palo Verde, have also requested that the rate increases be phased in over three years, beginning January 1, 2022. The consolidated rate increase, if approved by the ACC, would result in the estimated average monthly residential bill for Santa Cruz and Palo Verde customers increasing approximately $4.93, $5.72, and $4.12 in the aggregate in each of 2022, 2023, and 2024, respectively.

We also requested the consolidation of water and wastewater rates for our Red Rock, Santa Cruz, Palo Verde, Picacho Water and Picacho Utilities. These utilities are all located in Pinal County; make up approximately 97% of the Company's active service connections; provide or will provide water, wastewater, and recycled water services; and are expected to create economies of scale that are beneficial to all customers if consolidated.

There can be no assurance, however, that the ACC will approve the requested rate increase or any increase or the consolidation of water and wastewater rates described above, and the ACC could take other actions as a result of the rate case. Further, it is possible that the ACC may determine to decrease future rates. There can also be no assurance as to the timing of when any approved rate increase (if any) would go into effect.

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
As of September 30, 2020, the Company had 631,375 options outstanding to acquire an equivalent number of shares of GWRI common stock. The 385,771 options outstanding from the 2017 option grant equated to 32,339 and 34,696 common share equivalents for the three and nine months ended September 30, 2020, respectively, which were included within the calculation of diluted earnings per share for the three and nine months ended September 30, 2020. The remaining 245,604 options outstanding were not included within the calculation of diluted earnings per share for the three and nine months ended September 30, 2020, as to do so would be antidilutive. As of September 30, 2020 and 2019, there were 128,327 and zero restricted stock awards outstanding, respectively. The 128,327 restricted stock awards outstanding equated to 14,206 and zero common share equivalents for the three and nine months ended September 30, 2020, respectively. The 14,206 common share equivalents were included within the calculation of diluted earnings per share for the three months ended September 30, 2020.
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
On August 28, 2020, our regulated utilities each filed a rate case application with the ACC for water and wastewater rates, as well as the consolidation of water and wastewater rates for certain of the utilities. Refer to Note 1 — "Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions— ACC Rate Case" for additional information.
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
As of September 30, 2020 and December 31, 2019, ICFA deferred revenue recorded on the consolidated balance sheet totaled $17.4 million, which represents deferred revenue recorded for ICFA funds received on contracts that had become due prior to Rate Decision No. 74364. Refer to Note 3 — "Revenue Recognition" of the notes to the unaudited condensed consolidated financial statements for additional discussion regarding ICFA revenue.
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
As of September 30, 2020, regulatory liability recorded on the consolidated balance sheet totaled $8.3 million, of which $7.0 million relates to the offset of intangible assets related to ICFA contracts obtained in connection with our Santa Cruz, Palo Verde, and Sonoran acquisitions, and the remaining $1.3 million relates to the TCJA rate reduction mandated by the ACC pursuant to Rate Decision No. 76901.

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
Disaggregated Revenues

For the three and nine months ended September 30, 2020 and 2019, disaggregated revenues from contracts with customers by major source and customer class are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REGULATED REVENUE
Water Services
Residential	$3,623	$3,151	$9,564	$8,652
Irrigation	1,297	1,320	2,528	2,452
Commercial	224	228	642	583
Construction	169	37	388	104
Other water revenues	179	227	433	553
Total water revenues	5,492	4,963	13,555	12,344
Wastewater and recycled water services
Residential	4,516	4,293	13,411	12,698
Commercial	244	229	721	678
Recycled water revenues	419	335	891	717
Other wastewater revenues	59	105	164	300
Total wastewater and recycled water revenues	5,238	4,962	15,187	14,393
TOTAL REGULATED REVENUE	10,730	9,925	28,742	26,737
UNREGULATED REVENUE
ICFA revenues	—	—	—	—
Rental revenues	26	16	133	48
Other Miscellaneous revenues	1	1	1	1
TOTAL UNREGULATED REVENUE	27	17	134	49
TOTAL REVENUE	$10,757	$9,942	$28,876	$26,786
Contract Balances
Our contract assets and liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
CONTRACT ASSETS
Accounts receivable
Water services	$1,296	$791
Wastewater and recycled water services	1,013	926
Total contract assets(1)	$2,309	$1,717
CONTRACT LIABILITIES
Deferred revenue - ICFA	$17,446	$17,372
Refund liability - regulated(2)	695	587
Deferred revenue - other(3)	10	—
Total contract liabilities	$18,151	$17,959

(1)The increase in accounts receivable was due to the increase in customers at September 30, 2020 compared to December 31, 2019, combined with the seasonality of the business with higher usage in hotter summer months.
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
Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $17.4 million at both September 30, 2020 and December 31, 2019. Deferred revenue - ICFA is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. Due to the uncertainty of future events, the Company is unable to estimate when to expect recognition of deferred revenue - ICFA. Deferred revenue - other is recognized as revenue once the obligations specified with the rental contract are met. The Company expects to recognize the full amount in the next three months.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at September 30, 2020 and December 31, 2019 consist of the following (in thousands):

	September 30, 2020	December 31, 2019	Average Depreciation Life (in years)
Mains/lines/sewers	$142,903	$138,173	49
Plant	95,892	94,615	31
Equipment	36,877	35,497	14
Meters	14,385	14,057	13
Furniture, fixture and leasehold improvements	1,650	623	21
Computer and office equipment	991	785	7
Software	241	241	3
Land and land rights	1,147	1,051
Other	700	700
Construction work-in-process	39,983	40,561
Total property, plant and equipment	334,769	326,303
Less accumulated depreciation	(98,351)	(92,749)
Net property, plant and equipment	$236,418	$233,554

5. ACCOUNTS RECEIVABLE
Accounts receivable as of September 30, 2020 and December 31, 2019 consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Billed receivables	$2,284	$1,718
Less allowance for doubtful accounts	(138)	(87)
Accounts receivable – net	$2,146	$1,631

6. EQUITY METHOD INVESTMENT
In 2018, the Company had an investment in a limited partnership, FATHOM Water Management Holdings, LLP, which, through subsidiaries, owned Global Water Management, LLC ("GWM"). This investment was accounted for under the equity method due to the investment being considered more than minor. In December of 2019, GWM ceased to provide substantially all of the billing, customer service, and other support services previously provided to its customers, including the Company's regulated utilities. The carrying value of this investment is zero as of both September 30, 2020 and December 31, 2019.

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
Under the terms of the purchase agreement, the Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. The three specified growth premium areas are located in Pima County, Arizona where Red Rock has not yet begun operating, and where Red Rock is authorized to provide water utility services only. As of September 30, 2020, no meters have been installed and no accounts have been established in any of the three growth premium areas. The fair value of the acquisition liability was determined based on management's estimates and assumptions regarding the probability that connection growth will be achieved during the growth premium period. Any subsequent adjustments to the fair value estimate will be recorded to earnings. Refer to Note 11 — "Fair Value" of the notes to the unaudited condensed consolidated financial statements for additional information.

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
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of September 30, 2020, the goodwill balance of $4.4 million related to the Turner and Red Rock acquisitions. There were no indicators of impairment identified as a result of the Company's review of events and circumstances related to its goodwill subsequent to the acquisitions. Based on our annual impairment testing performed on November 1st, no impairment was recorded. Refer to Note 7 — "Acquisitions" of the notes to the unaudited condensed consolidated financial statements for additional discussion.

Intangible Assets

As of September 30, 2020 and December 31, 2019, intangible assets consisted of the following (in thousands):

	September 30, 2020			December 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532		$1,532	$1,532		$1,532
Intangible trademark	13		13	13		13
Franchise contract rights	129		129	129		129
Organizational costs	67		67	67		67
	1,741		1,741	1,741		1,741
DEFINITE LIVED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(13,396)	4,582	17,978	(12,568)	5,410
Sonoran contract rights	7,406	(2,003)	5,403	7,406	(2,003)	5,403
	25,384	(15,399)	9,985	25,384	(14,571)	10,813
Total intangible assets	$27,125	$(15,399)	$11,726	$27,125	$(14,571)	$12,554
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
Acquired ICFAs and contract rights related to our 2005 acquisition of Sonoran Utility Services, LLC assets are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. Amortization expense of $0.6 million and $0.8 million was recorded during the three and nine months ended September 30, 2020, respectively. No amortization was recorded for these balances during the three and nine months ended September 30, 2019.
9. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a shareholder and director of the Company. Medical claims paid to the plan were approximately $0.2 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively. Medical claims paid to the plan were approximately $0.5 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively.
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
Pursuant to the services agreement, the Company was entitled to quarterly royalty payments based on a percentage of certain of GWM’s recurring revenues for a 10-year period, up to a maximum of $15.0 million, of which $2.3 million was received over the six year period. Accordingly, following the termination of the services agreement on December 20, 2019, the Company will no longer receive such royalty payments for periods after such date. During 2020, no FATHOM royalties were received and zero service fees were incurred. For the three months ended September 30, 2019, the FATHOM royalties received totaled approximately $0.1 million and service fees incurred were $0.4 million. For the nine months ended September 30, 2019, the FATHOM royalties received totaled approximately $0.3 million and service fees incurred were $1.3 million.
10. ACCRUED EXPENSES
Accrued expenses at September 30, 2020 and December 31, 2019 consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Deferred compensation	$1,284	$2,008
Property taxes	1,774	1,095
Interest	1,778	475
Dividend payable	544	519
Asset retirement obligation	697	697
Accrued Bonus	702	344
Other accrued liabilities	1,836	2,408
Total accrued expenses	$8,615	$7,546

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
HUF Funds - restricted cash(1)	$—	$1,526	$—	$1,526	$—	$627	$—	$627
Demand Deposit(2)	2,135	—	—	2,135	2,132	—	—	2,132
Certificate of Deposit - Restricted(1)	—	790	—	790	—	705	—	705
Long-term debt(3)	—	128,060	—	128,060	—	121,075	—	121,075
Acquisition Liability(4)	—	—	838	838	—	—	838	838
Total	$2,135	$130,376	$838	$133,349	$2,132	$122,407	$838	$125,377

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
12. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30, 2020		December 31, 2019
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.38% Series A 2016, maturing June 2028	$—	$28,750	$—	$28,750
4.58% Series B 2016, maturing June 2036	—	86,250	—	86,250
4.65% Harquahala Loan, maturing January 2021	4	—	6	3
4.60% WIFA Loan, maturing March 2037	—	—	1	15
	4	115,000	7	115,018
OTHER
Capital lease obligations	114	165	110	251
Debt issuance costs	—	(571)	—	(605)
Total debt	$118	$114,594	$117	$114,664

 2016 Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter. The proceeds of the senior secured notes were primarily used to refinance the previously outstanding long-term tax exempt bonds, which were subject to an early redemption option at 103%, plus accrued interest, as a result of our initial public offering in the United States. As part of the refinancing of the long-term debt, the Company paid a prepayment penalty of $3.2 million and wrote off the remaining $2.2 million in capitalized loan fees related to the tax exempt bonds, which were recorded as additional interest expense in the second quarter of 2016. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. Debt issuance costs as of both September 30, 2020 and December 31, 2019 were $0.6 million.
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of September 30, 2020, the Company was in compliance with its financial debt covenants.
Eagletail Loans
In May 2017, the Company acquired Eagletail Water Company ("Eagletail"). As part of the acquisition, the Company assumed two unsecured loans held by Eagletail. These loans are payable to the Water Infrastructure Finance Authority of Arizona ("WIFA") and Harquahala Valley Community Benefits Foundation ("Harquahala"). The WIFA loan bore an interest rate of 1.20% over a 20-year term, while the Harquahala loan bears an interest rate of 4.65% over a 15-year term. The Company paid off the WIFA loan in March 2019.
In 2017, the Company entered into a second loan payable to WIFA ("2017 WIFA"), and no borrowings were made until 2018. The 2017 WIFA loan bore an interest rate of 4.60% over a 20-year term. The original loan amount was approximately $175,000, of which approximately $157,000 was forgiven. The Company paid off the 2017 WIFA loan in February 2020.
Revolving Credit Line
On April 20, 2018, the Company entered into an agreement with MidFirst Bank, a federally chartered savings association (the "MidFirst Bank Loan Agreement"), for a two-year revolving line of credit up to $8.0 million. The credit facility bore an interest rate equal to the London Interbank Offered Rate (LIBOR) plus 2.25%. In April 2019, the Company signed an amendment to the MidFirst Bank Loan Agreement, which extended the maturity of the line of credit to April 30, 2022 and modified the debt service coverage ratio to match the ratio required by the senior secured notes discussed above; all other terms remained unchanged. In April 2020, the Company terminated the MidFirst Bank Loan Agreement and entered into a loan agreement with Northern Trust Company, an Illinois banking corporation (the "Northern Trust Company Loan Agreement"), for a new two-year revolving line of credit up to $10.0 million with a maturity date of April 30, 2022. This new credit facility, which may be used to refinance existing indebtedness, to acquire assets to use and/or expand the Company's business, and for general corporate purposes, bears an interest rate equal to LIBOR plus 2.00% and has no unused line fee. As of September 30, 2020, the Company had no outstanding borrowings under this credit line. There were $57,000 and $49,000 unamortized debt issuance costs as of September 30, 2020 and December 31, 2019, respectively.
The Northern Trust Company Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Company Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2022, the ratio drops to 1.20. As of September 30, 2020, the Company was in compliance with its financial debt covenants.

At September 30, 2020, the remaining aggregate annual maturities of debt and minimum lease payments under capital lease obligations for the years ended December 31 are as follows (in thousands):

	Debt	Capital Lease Obligations
Remaining three months of 2020	$2	$28
2021	1,920	115
2022	3,833	88
2023	3,833	48
2024	3,833	—
Thereafter	101,583	—
Subtotal	115,004	279
Less: amount representing interest	—	(15)
Total	$115,004	$264

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
During the three months ended September 30, 2020, the Company recorded a tax expense of $0.5 million on pre-tax income of $1.6 million compared to a tax expense of $0.4 million on pre-tax income of $1.4 million for the three months ended September 30, 2019. During the nine months ended September 30, 2020, the Company recorded tax expense of $0.7 million on pre-tax income of $2.1 million compared to a tax expense of $1.1 million on pre-tax income of $3.6 million for the nine months ended September 30, 2019. The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items.
14. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.
2017 stock option grant
Stock-based compensation expense of $67,000 was recorded for both the three months ended September 30, 2020 and 2019, and $200,000 and $198,000 was recorded for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, 11,279 options have been exercised and 67,950 options have been forfeited with 385,771 outstanding.
2019 stock option grant
Stock-based compensation expense of $49,000 and $26,000 was recorded for the three months ended September 30, 2020 and 2019, respectively, and $146,000 and $26,000 was recorded for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, 4,396 options have been forfeited with 245,604 options outstanding.

Phantom stock compensation
The following table details total awards granted and the number of units outstanding as of September 30, 2020 along with the amounts paid to holders of the phantom stock units ("PSUs") for the three and nine months ended September 30, 2020 and 2019 (in thousands, except unit amounts):

			Amounts Paid For the Three Months Ended September 30,		Amounts Paid For the Nine Months Ended September 30,
Grant Date	Units Granted	Units Outstanding	2020	2019	2020	2019
Q1 2016	34,830	—	—	—	—	29
Q1 2017	22,712	—	—	19	24	57
Q1 2018	30,907	5,151	26	26	85	78
Q1 2019	32,190	16,095	27	27	89	54
Q1 2020	22,481	18,734	19	—	38	—
Total	143,120	39,980	$72	$72	$236	$218
Stock appreciation rights compensation
The following table details the recipients of the stock appreciation rights (“SARs”) awards, the grant date, units granted, exercise price, outstanding units as of September 30, 2020 and amounts paid during the three and nine months ended September 30, 2020 and 2019 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Three Months Ended September 30,		Amounts Paid For the Nine Months Ended September 30,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2020	2019	2020	2019
Members of Management (1)(2)	Q1 2015	299,000	$4.26	118,000	—	481	—	481
Key Executives (3)(4)	Q2 2015	300,000	$5.13	42,500	—	258	300	705
Members of Management (1)(5)	Q3 2017	103,000	$9.40	63,000	—	125	—	125
Members of Management (1)(6)	Q1 2018	33,000	$8.99	24,750	—	27	—	27
Total		735,000		248,250	$—	$891	$300	$1,338

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

For the three months ended September 30, 2020 and 2019, the Company recorded approximately $0.2 million and $0.6 million of compensation expense related to the PSUs and SARs, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded approximately $0.3 million of negative compensation expense and $1.0 million of compensation expense related to the PSUs and SARs, respectively. Based on GWRI’s closing share price on September 30, 2020 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
Remaining three months of 2020	$153	$9
2021	195	38
2022	80	38
2023	—	32
2024	—	—
Total	$428	$117

Restricted stock compensation

On May 7, 2020, the Company's stockholders approved the Global Water Resources, Inc. 2020 Omnibus Incentive Plan which allows restricted stock awards as a form of compensation. A restricted stock award ("RSA") represents the right to receive a share of the Company's common stock. RSAs vest over two to three years, beginning on the date of the grant. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. During the three and nine months ended September 30, 2020, 177,490 RSAs were issued. For the three and nine months ended September 30, 2020, the Company recorded approximately $0.2 million and $0.8 million of compensation expense related to the grant and partial vesting of RSAs, respectively. No compensation expense was recorded for the three and nine months ended September 30, 2019. The following table summarizes the RSA transactions for the three months ended September 30, 2020:

	Number of RSAs	Weighted Average Fair Value
Granted	177,490	$11.25
Stock units vested and issued	49,163	$11.32
Forfeited	—	—
Nonvested RSAs at end of period	128,327	$11.22

15. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the nine months ended September 30, 2020 and 2019 (in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Supplemental cash flow information:
Cash paid for interest	$2,616	$2,621
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$294	$964
Contributions in aid of construction - loan forgiveness	$—	$31

16. COMMITMENTS AND CONTINGENCIES
Commitments
In September 2018, the Company's corporate office lease agreement was amended to include the rental of additional office space for the period of September 1, 2018 through February 28, 2019. In January 2019, the lease agreement was amended to extend the term of the lease, with a commencement date of March 1, 2019 and termination date of May 31, 2022. As such, the Company's monthly rent expense increased to approximately $15,000. Rent expense arising from the operating leases totaled approximately $44,000 and 45,000 for the three months ended September 30, 2020 and 2019, respectively, and $133,000 for both the nine months ended September 30, 2020 and 2019.
Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect our financial position, results of operations, or cash flows.

17. SUBSEQUENT EVENTS

Acquisition of Mirabell Water Co., Inc.

On October 29, 2020, the Company completed the acquisition of Mirabell Water Co., Inc., an operator of a water utility with service area in the Pima county of Arizona, for a purchase price of $80,000. The acquisition added over 60 connections.

Dividend Increase

On November 5, 2020, the Company announced a monthly dividend increase from $0.0241 per share ($0.2892 per share annually) to $0.02434 per share ($0.29208 per share annually). Although we expect monthly dividends will be declared and paid for in the foreseeable future, the declaration of any dividends is at the discretion of our board of directors and is subject to our compliance with applicable law, and depending on, among other things, results of operation, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock we may issue in the future, business prospects, and other factors that our board of directors may deem relevant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations relates to the three and nine months ended September 30, 2020 and should be read together with the condensed consolidated financial statements and accompanying notes included herein, as well as our audited annual financial statements and associated management’s discussion, which are available within our Annual Report on Form 10-K for the year ended December 31, 2019 available on our Company’s profile on the Securities and Exchange Commission (“SEC”) website, www.sec.gov.
Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of the Company and documents incorporated herein by reference are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, and opportunities, including potential acquisitions; future financial performance; regulatory proceedings and approvals, including anticipated timing and outcomes; population and growth projections; technologies; revenues; metrics; operating expenses; market trends, including those in the markets in which we operate; liquidity; cash flows and uses of cash; dividends; amount and timing of capital expenditures; depreciation and amortization; tax payments; hedging arrangements; our ability to repay indebtedness and invest in initiatives; impact and resolutions of legal matters; the impact of tax reform; the impact of accounting changes and other pronouncements; and the anticipated impacts from the COVID-19 pandemic on the Company, including to our business operations, results of operations, cash flows, and financial position, and our future responses to the COVID-19 pandemic. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not, or the times at or by which, such performance or results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC and in Part II, Item 1A in this Form 10-Q, as updated from time to time in our subsequent filings with the SEC. Although the forward-looking statements are based upon what management believes to be reasonable assumptions, investors cannot be assured that actual results will be consistent with these forward-looking statements, and the differences may be material. Further, any forward-looking statement speaks only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our water and wastewater services are essential services and we intend to continue to provide those services for our customers. Further, we continue to monitor the impact of COVID-19 pandemic on our business and operations, including how it will impact our customers, employees, suppliers, vendors and, business partners. While the COVID-19 pandemic did not have a material effect on our business operations, results of operations, cash flows, and financial position for the three and nine months ended September 30, 2020, we are unable to predict the ultimate extent to which our business operations, results of operations, cash flows, and financial position will ultimately be impacted by the COVID-19 pandemic due to the fluid and rapidly evolving situation.

We voluntarily agreed not to disconnect customers or charge late fees as a result of the economic hardships caused by the COVID-19 pandemic, such as due to the loss of employment by our customers, which has led to a small increase in uncollectable accounts. We also expanded our customer assistance program to include a larger customer base, while increasing the annual maximum benefit and including additional qualifying categories to include disabled veterans, deployed service members, furloughed workers, and customers with a medical hardship. As of September 30, 2020, COVID-19 did not have a material impact on uncollectable accounts. However, we believe that we may be unable to collect a portion of billed revenue for some period of time, if at all. Therefore, we could see a negative impact to our revenue, earnings, and cash flows due to the COVID-19 pandemic as this continues through 2020. Further, our current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to “Risk Factors” included in Part II, Item 1A of this Form 10-Q for additional risks we face due to the COVID-19 pandemic.
Business Outlook
2019 and the first three quarters of 2020 continued the trend of positive growth in new connections. According to the 2010 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) is the 14th largest MSA in the U.S. and had a population of 4.2 million, an increase of 29% over the 3.3 million people reported in the 2000 Census. Metropolitan Phoenix continues to grow due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 5.7 million people by 2030 and 6.5 million by 2040. During the twelve months ended September 30, 2020, Arizona’s employment rate decreased by 3.1%, ranking the state in the top five nationally for job growth.

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

Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, increased 2,123 connections, or 4.6% (4.9% annualized growth), from a total of 45,770 as of September 30, 2019 to 47,893 as of September 30, 2020. This increase is due to organic growth in new connections.
As of September 30, 2020, active service connections increased 2,279, or 5.0% (5.2% annualized growth), to 47,594 compared to 45,315 active service connections as of September 30, 2019. As with the increase in total service connections, the increase is due to organic growth in new connections. Approximately 93.1% of the 47,594 active service connections are serviced by our Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”) utilities as of September 30, 2020.
The graph below presents the historical change in active and total connections for our ongoing operations, adjusting for the July 2015 condemnation of the assets and operations of Valencia Water Company, Inc. ("Valencia") and the May 2016 sale of Willow Valley Water Co., Inc. ("Willow Valley").

Total Active vs. Total Connections
48,000
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
Sep-20
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
We are required to file rate cases with the ACC to obtain approval for a change in rates. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. In normal conditions, it would not be uncommon to see us file for a rate increase every three years based on year one being the test year, year two being the rate case filing year, and year three being the rate case award year. However, based on our settlement with the ACC in 2014 and extended new rate phase-in period, we have not initiated the next rate case on this timeline. On August 28, 2020, our regulated utilities each filed a rate case application with the ACC for water and wastewater rates, as well as the consolidation of water and wastewater rates for certain of the utilities. Refer to “—Rate Case Activity” for additional information.
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
On August 28, 2020, our regulated utilities each filed a rate case application with the ACC for water and wastewater rates, as well as the consolidation of water and wastewater rates for certain of the utilities. Refer to “— Corporate Transactions — ACC Rate Case” for additional information.
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
Pursuant to Internal Revenue Code §1033, we would have been able to defer the gain on condemnation through the end of 2017, which was subsequently extended through the end of 2020. The Company fully deferred the remaining tax liability during the nine months ended September 30, 2020.
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

On August 28, 2020, our regulated utilities each filed a rate case application with the ACC for water and wastewater rates, which proposed a collective revenue requirement increase of $4.6 million (relative to expected revenues in 2021, which is the final year of the rate phase-in from the last rate case) based on a 2019 test year. Certain of our utilities, including Santa Cruz and Palo Verde, have also requested that the rate increases be phased in over three years, beginning January 1, 2022. The consolidated rate increase, if approved by the ACC, would result in the estimated average monthly residential bill for Santa

Cruz and Palo Verde customers increasing approximately $4.93, $5.72, and $4.12 in the aggregate in each of 2022, 2023, and 2024, respectively.

We also requested the consolidation of water and wastewater rates for our Red Rock, Santa Cruz, Palo Verde, Picacho Water and Picacho Utilities. These utilities are all located in Pinal County; make up approximately 97% of the Company's active service connections; provide or will provide water, wastewater, and recycled water services; and are expected to create economies of scale that are beneficial to all customers if consolidated.

There can be no assurance, however, that the ACC will approve the requested rate increase or any increase or the consolidation of water and wastewater rates described above, and the ACC could take other actions as a result of the rate case. Further, it is possible that the ACC may determine to decrease future rates. There can also be no assurance as to the timing of when any approved rate increase (if any) would go into effect.
Acquisition of Red Rock Utilities

On October 16, 2018, we completed the acquisition of Red Rock, an operator of a water and a wastewater utility with service areas in Pima and Pinal counties of Arizona, for a purchase price of $5.9 million. The acquisition added over 1,650 connections and approximately 9 square miles of service area. The Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. The three specified growth premium areas are located in Pima County, Arizona where Red Rock has not yet begun operating, and where Red Rock is authorized to provide water utility services only. As of September 30, 2020, no meters have been installed and no accounts have been established in any of the three growth premium areas. We believe this acquisition is consistent with the Company's declared strategy of making accretive acquisitions.
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
Application for Certificate of Convenience & Necessity ("CC&N") for Inland Port Project
On June 24, 2020, we submitted our application for a CC&N for the Inland Port Project located in Pinal County. We anticipate its approval before the end of the year. We see this project benefiting us in multiple ways, including adding, for the first time, a large industrial service area to our portfolio which we believe will drive commercial and residential growth in the surrounding area.

Acquisition of Mirabell Water Co., Inc.

On October 29, 2020, the Company completed the acquisition of Mirabell Water Co., Inc., an operator of a water utility with service area in the Pima county of Arizona, for a purchase price of $80,000. The acquisition added over 60 connections.
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
Comparison of Results of Operations for the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2020	2019
Revenues	$10,757	$9,942
Operating expenses	7,865	7,380
Operating income	2,892	2,562
Total other expense	(1,263)	(1,127)
Income before income taxes	1,629	1,435
Income tax expense	(498)	(388)
Net income	$1,131	$1,047

Basic earnings per common share	$0.05	$0.05
Diluted earnings per common share	$0.05	$0.05

Revenues – The following table summarizes our revenues for the three months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,
	2020	2019
Water services	$5,492	$4,963
Wastewater and recycled water services	5,238	4,962
Unregulated revenues	27	17
Total revenues	$10,757	$9,942

Total revenues increased $0.8 million, or 8.2%, to $10.8 million for the three months ended September 30, 2020 compared to $9.9 million for the three months ended September 30, 2019. This increase reflects the 5.0% increase in active service connections, combined with increases in consumption and the increase in rates related to Rate Decision No. 74364.

Water Services – Water services revenue increased $0.5 million, or 10.7%, to $5.5 million for the three months ended September 30, 2020 compared to $5.0 million for the three months ended September 30, 2019. The increase in water services revenues is primarily related to increased consumption and growth in connections.
Water services revenue based on consumption increased $0.5 million, or 18.8%, to $3.2 million for the three months ended September 30, 2020 compared to $2.7 million for the three months ended September 30, 2019. The increase was primarily driven by increased residential consumption for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Active water connections increased 5.0% to 24,674 as of September 30, 2020 from 23,508 as of September 30, 2019, primarily due to the growth in our service areas.
Water consumption increased 12.6% to 1.1 billion gallons for the three months ended September 30, 2020 from 986 million gallons for the three months ended September 30, 2019. The increase in consumption was primarily related to an increase in residential consumption.

Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.1 million, or 5.0%, to $2.3 million for the three months ended September 30, 2020. The increase was primarily driven by an increase in active service connections, combined with an increase in rates related to Rate Decision No. 74364.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.3 million, or 5.6%, to $5.2 million for the three months ended September 30, 2020 compared to $5.0 million for the three months ended September 30, 2019. The increase in wastewater and recycled water services revenue included a $0.2 million increase in wastewater services revenue. The increase in wastewater services revenue reflects the increase in active wastewater connections, which increased 5.1% to 22,920 as of September 30, 2020, from 21,807 as of September 30, 2019, as well as the increase in rates related to Rate Decision No. 74364.
Recycled water services revenue, which is based on the number of gallons delivered, increased $0.1 million, or 25.3%, to $0.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase in recycled water services revenue was primarily related to the increase in recycled water consumption, coupled with an increase in rates related to Rate Decision No. 74364. The volume of recycled water delivered increased 46 million gallons, or 20.4%, to 273 million gallons for the three months ended September 30, 2020 compared to 226 million gallons for the three months ended September 30, 2019.
Operating Expenses – The following table summarizes our operating expenses for the three months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,
	2020	2019
Operations and maintenance	$2,584	$1,914
Operations and maintenance - related party	—	435
General and administrative	2,969	3,074
Depreciation and amortization	2,312	1,957
Total operating expenses	$7,865	$7,380

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

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, increased $0.7 million, or 35.0%, to $2.6 million for the three months ended September 30, 2020 compared to $1.9 million for the three months ended September 30, 2019.
Total personnel expenses increased $0.3 million, or 48.8%, to $0.8 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to the hiring of additional employees to bring the customer service and billing operations in-house as discussed above, coupled with an increase in other employee benefits expense.
Contract services increased $0.3 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 as a result of new services agreements we entered into in connection with the FATHOM transition.
Operations and maintenance - related party - Operations and maintenance - related parties expenses decreased $0.4 million to zero for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 as a result of the FATHOM transition.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs decreased $0.1 million, or 3.4%, to $3.0 million for the three months ended September 30, 2020 compared to $3.1 million for the three months ended September 30, 2019.

Deferred compensation expense decreased $0.3 million to $0.4 million for the three months ended September 30, 2020, from $0.7 million for the three months ended September 30, 2019. The decrease was primarily driven by lower stock appreciation rights (“SARs”) expense for the current year period due to the decrease in stock price for the three months ended September 30, 2020 compared to the increase in stock price for the three months ended September 30, 2019. The decrease was partially offset by restricted stock awards granted and partially vested during the three months ended June 30, 2020. Refer to Note 14 — “Deferred Compensation Awards” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.
Personnel and related expenses increased $0.3 million to $1.3 million for the three months ended September 30, 2020, from $1.1 million for the three months ended September 30, 2019. The increase was primarily related to increases in salaries and bonuses due to the hiring of additional employees, coupled with increases in other employee benefits expense for the three months ended September 30, 2020, compared to the three months ended September 30, 2019.
Professional fees decreased $0.2 million to $0.2 million for the three months ended September 30, 2020, from $0.3 million for the three months ended September 30, 2019. The decrease was primarily related to professional fees for rate case expenses incurred as we requested a portion of the expenses to be included in the rate case filed on August 28, 2020.
Depreciation and amortization - Depreciation and amortization expense increased $0.4 million, or 18.1%, to $2.3 million for the three months ended September 30, 2020, from $2.0 million for the three months ended September 30, 2019. The increase was primarily driven by increased depreciation due to the increase in fixed assets, coupled with amortization of intangible assets.
Other Expense – Other expense increased $0.1 million to $1.3 million for the three months ended September 30, 2020, from $1.1 million for the three months ended September 30, 2019. The increase in other expense was primarily attributed to the elimination of the FATHOM royalty.
Income Tax Expense – Income tax expense increased $0.1 million to $0.5 million for the three months ended September 30, 2020 compared to $0.4 million for the three months ended September 30, 2019. The increase was driven by an increase in pretax income.
Net Income – Net income totaled $1.1 million for the three months ended September 30, 2020 compared to net income of $1.0 million for the three months ended September 30, 2019. The increase was primarily attributed to the $0.3 million increase in operating income, which was driven by the increase in operating revenues, partially offset by increases in operations and maintenance expenses.

Comparison of Results of Operations for the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands, except per share amounts):

	For the Nine Months Ended September 30,
	2020	2019
Revenues	$28,876	$26,786
Operating expenses	22,460	20,780
Operating income	6,416	6,006
Total other expense	(4,312)	(2,446)
Income before income taxes	2,104	3,560
Income tax expense	(741)	(1,086)
Net income	$1,363	$2,474

Basic earnings per common share	$0.06	$0.12
Diluted earnings per common share	$0.06	$0.11
Revenues – The following table summarizes our revenues for the nine months ended September 30, 2020 and 2019 (in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Water services	$13,555	$12,344
Wastewater and recycled water services	15,187	14,393
Unregulated revenues	134	49
Total revenues	$28,876	$26,786

Total revenues increased $2.1 million, or 7.8%, to $28.9 million for the nine months ended September 30, 2020 compared to $26.8 million for the nine months ended September 30, 2019. The increase in revenue reflects the 5.0% increase in active service connections, combined with increases in consumption and the increase in rates related to Rate Decision No. 74364.
Water Services – Water services revenue increased $1.2 million, or 9.8%, to $13.6 million for the nine months ended September 30, 2020 compared to $12.3 million for the nine months ended September 30, 2019. The increase in water services revenues primarily related to growth in connections and increased consumption.
Water services revenue based on consumption increased $1.1 million, or 19.7%, to $6.7 million for the nine months ended September 30, 2020 compared to $5.6 million for the nine months ended September 30, 2019. This increase was primarily driven by increases in residential and construction consumption for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Active water connections increased 5.0% to 24,674 as of September 30, 2020 from 23,508 as of September 30, 2019, primarily due to the growth in our service areas.
Water consumption increased 12.4% to 2.5 billion gallons for the nine months ended September 30, 2020 from 2.2 billion gallons for the nine months ended September 30, 2019. The increase in consumption was primarily related to the increase in residential and construction consumption.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.3 million, or 4.6%, to $6.8 million for the nine months ended September 30, 2020 compared to $6.5 million for the nine months ended September 30, 2019. The increase was primarily due to the increase in active service connections, combined with an increase in rates related to Rate Decision No. 74364.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.8 million, or 5.5%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in wastewater and recycled water services revenue was driven by a $0.6 million increase in wastewater services revenue. The increase in wastewater services revenue reflects the increase in active wastewater connections, which increased 5.1% to 22,920 as of September 30, 2020, from 21,807 as of September 30, 2019, as well as the increase in rates related to Rate Decision No. 74364.
Recycled water services revenue, which is based on the number of gallons delivered, increased $0.2 million, or 24.2%, to $0.9 million for the nine months ended September 30, 2020 compared to $0.7 million for the nine months ended September 30, 2019. The increase in recycled water services revenue was primarily driven by the increase in rates related to Rate Decision No. 74364.
Operating Expenses – The following table summarizes our operating expenses for the nine months ended September 30, 2020 and 2019 (in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Operations and maintenance	$7,156	$5,417
Operations and maintenance - related party	—	1,287
General and administrative	8,682	8,099
Depreciation and amortization	6,622	5,977
Total operating expenses	$22,460	$20,780

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, increased $1.7 million, or 32.1%, to $7.2 million for the nine months ended September 30, 2020 compared to $5.4 million for the nine months ended September 30, 2019.
Total personnel expenses increased $0.7 million, or 45.7%, to $2.2 million for the nine months ended September 30, 2020 compared to $1.5 million for the nine months ended September 30, 2019, primarily due to the hiring of additional employees to bring the customer service and billing operations in-house as discussed above, coupled with an increase in other employee benefits expense.
Contract services increased $0.7 million to $0.9 million for the nine months ended September 30, 2020 compared to $0.2 million for the nine months ended September 30, 2019, primarily due to new services agreements we entered into in connection with the FATHOM transition.
Operations and maintenance - related party - Operations and maintenance - related parties expenses decreased $1.3 million to zero, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 as a result of the FATHOM transition.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $0.6 million, or 7.2%, to $8.7 million for the nine months ended September 30, 2020 compared to $8.1 million for the nine months ended September 30, 2019.
Personnel and related expenses increased $0.9 million, or 31.9%, to $3.8 million for the nine months ended September 30, 2020 compared to $2.9 million for the nine months ended September 30, 2019. The increase was primarily related to increases in salaries and bonuses due to the hiring of additional employees, coupled with increases in other employee benefit expense for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.
Board compensation expenses decreased $0.4 million, or 71.7%, to $0.1 million for the nine months ended September 30, 2020 compared to $0.5 million for the nine months ended September 30, 2019. The decrease was primarily related to a $0.3 million decrease in Deferred Phantom Unit liability which was primarily driven by the decrease in stock price for the nine months ended September 30, 2020 compared to the increase in stock price for the nine months ended September 30, 2019.
Deferred compensation expense decreased $0.2 million to $1.0 million for the nine months ended September 30, 2020, from $1.2 million for the nine months ended September 30, 2019. The decrease was primarily driven by lower SARs expense for the current year period due to the decrease in stock price for the nine months ended September 30, 2020 compared to the increase in stock price for the nine months ended September 30, 2019. The decrease was partially offset by restricted stock awards granted and partially vested during the three months ended June 30, 2020. Refer to Note 14 — “Deferred Compensation Awards” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.
Depreciation and amortization - Depreciation and amortization expense increased $0.6 million, or 10.8%, to $6.6 million for the nine months ended September 30, 2020, from $6.0 million for the nine months ended September 30, 2019. The increase was primarily driven by increased depreciation due to the increase in fixed assets, coupled with amortization of intangible assets.
Other Expense – Other expense totaled $4.3 million for the nine months ended September 30, 2020 compared to other expense of $2.4 million for the nine months ended September 30, 2019. The increase of $1.9 million in other expense was primarily attributed to the receipt of the remaining $1.0 million of proceeds in March 2019 relating to the Loop 303 Contracts, which was recorded as other income for the nine months ended September 30, 2019. The increase was also due to the $0.6 million expense related to loss on asset disposals recognized during the nine months ended September 30, 2020, as well as the elimination of the FATHOM royalty.
Income Tax Expense – Income tax expense decreased $0.3 million, or 31.8%, to $0.7 million for the nine months ended September 30, 2020 compared to $1.1 million for the nine months ended September 30, 2019. The decrease was driven by a decrease in pretax income.
Net Income – Net income totaled $1.4 million for the nine months ended September 30, 2020 compared to net income of $2.5 million for the nine months ended September 30, 2019. The $1.1 million decrease was primarily attributed to the $1.9 million increase in total other expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 resulting from the final payout pursuant to the Loop 303 contracts received in the first quarter of 2019, combined with the loss on asset disposals recognized during the nine months ended September 30, 2020. The increase in other expense was partially offset by the $0.4 million increase in operating income for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Outstanding Share Data
As of November 2, 2020, there were 22,586,726 shares of our common stock outstanding and stock based awards to acquire an additional 759,702 shares of our common stock outstanding.
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
As of September 30, 2020, we have no notable near-term cash expenditures or debt obligations. While specific facts and circumstances could change, we believe that we have sufficient cash on hand, the ability to draw on our new $10.0 million revolver, and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan as well as remain in compliance with our debt covenants for at least the next twelve months. However, our near term cash flow may be impacted by the COVID-19 pandemic. Refer to “—COVID-19 Update” and “Risk Factors” included in Part II, Item 1A of this Form 10-Q for additional discussion relating to the COVID-19 pandemic.
In March 2014, we initiated a dividend program to declare and pay a monthly dividend. On November 5, 2020, we announced a monthly dividend increase from $0.0241 per share ($0.2892 per share annually) to $0.02434 per share ($0.29208 per share annually). Although we expect monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of our board of directors and is subject to legal requirements and debt service ratio covenant requirements (refer to “—Senior Secured Notes" and "—Revolving Credit Line").
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
For the nine months ended September 30, 2020, our net cash provided by operating activities totaled $11.7 million compared to $11.2 million for the nine months ended September 30, 2019. The $0.5 million increase in cash from operating activities was primarily driven by a decrease in payments related to other current liabilities of $0.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was partially offset by the increase in other expense of $0.6 million due to the loss on disposal of fixed assets for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Cash from Investing Activities
Our net cash used in investing activities totaled $7.5 million for the nine months ended September 30, 2020 compared to $7.8 million for the nine months ended September 30, 2019. The $0.3 million decrease in cash used in investing activities was primarily driven by a decrease in capital expenditures of $0.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

We continue to invest capital prudently in our existing, core service areas where we are able to deploy our Total Water Management model as. This includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. Additionally, to reduce our deferred tax liability of approximately $19.4 million resulting from the gain on the condemnation of the operations and assets of Valencia, we have completed the planned investments within our capital improvement plan that we determined will qualify under the Internal Revenue Code §1033 re-investment criteria pursuant to a favorable Private Letter Ruling with the IRS. Refer to “—Corporate Transactions—Private Letter Ruling” for additional information. Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors. In particular, we continue to monitor the rapidly evolving COVID-19 pandemic. We may reduce capital expenditures in the future, but will, in any event, continue to invest in maintenance related capital expenditures and perform those projects that are necessary to continue providing services.
Cash from Financing Activities
Our net cash provided by financing activities totaled $7.1 million for the nine months ended September 30, 2020 compared to $4.5 million in cash used by financing activities for the nine months ended September 30, 2019. This change was primarily driven by the $11.5 million in net proceeds received from our public offering of stock in January 2020 as well as increased AIAC of $0.8 million, partially offset by the $0.4 million decrease in proceeds from stock option exercise.
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
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of September 30, 2020, the Company was in compliance with its financial debt covenants.
Debt issuance costs as of both September 30, 2020 and December 31, 2019 were $0.6 million.
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

dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants were subject to various qualifications and limitations as set forth in the Northern Trust Loan Agreement. Pursuant to the Northern Trust Loan Agreement, the revolving credit facility is subject to certain customary events of default after which the revolving credit facility could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. Refer to Note 12 — "Debt" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information. As of September 30, 2020, the Company was in compliance with its financial debt covenants.
As of September 30, 2020, the Company had no outstanding borrowings under this credit line with Northern Trust Bank. The Company incurred $73,000 debt issuance costs as of September 30, 2020 related to the Northern Trust Loan Agreement.
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

There have been no significant changes to our critical accounting policies from those disclosed under “Managements’ Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies, Judgments, and Estimates” in our most recent Annual Report on Form 10-K filed with the SEC on March 5, 2020.
Off Balance Sheet Arrangements
As of September 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices, and interest rates. The Company uses fixed-rate long-term debt to reduce the risk from interest rate fluctuations. Although the Company’s currently outstanding long-term debt is based on fixed rates, changes in interest rates could impact the fair market value of such long-term debt.  As of September 30, 2020, the fair market value of the Company’s long-term debt was $128.1 million.  For additional information about the Company’s long-term debt, refer to Note 12 — “Debt” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

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
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While the COVID-19 pandemic did not have a material effect on our business operations, results of operations, cash flows, and financial position for the three and nine months ended September 30, 2020, our business operations, results of operations, cash flows, and financial position may be adversely impacted in a number of ways, including due to related responses from government authorities.

For example, near term cash flow may be impacted by the COVID-19 pandemic. In particular, we have voluntarily agreed not to disconnect customers or charge late fees as a result of the economic hardships caused by the COVID-19 pandemic, such as due to the loss of employment by our customers, which has led to a small increase in uncollectable accounts. Accordingly, we believe that we may be unable to collect a portion of billed revenue for some period of time, if at all.

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

The spread of the COVID-19 has caused us to modify our business practices (including additional cybersecurity measures, employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are prudent to support the well-

being of our employees, customers, suppliers, business partners and others. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended September 30, 2020.
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

Global Water Resources, Inc.

Date:	November 5, 2020	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)