Form 10-K
period 2020-12-31
Global Water Resources, Inc.
filed 2021-03-04
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) was $133.5 million based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Market. As of March 1, 2021, the registrant had 22,587,766 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (this “Form 10-K”) of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, or “us”) and documents incorporated herein by reference are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, and opportunities, including potential acquisitions; future financial performance; regulatory proceedings and approvals, including anticipated timing and outcomes; population and growth projections; technologies; revenues; metrics; operating expenses; market trends, including those in the markets in which we operate; liquidity; cash flows and uses of cash; dividends; amount and timing of capital expenditures; depreciation and amortization; tax payments; hedging arrangements; our ability to repay indebtedness and invest in initiatives; impact and resolutions of legal matters; the impact of tax reform; the impact of accounting changes and other pronouncements; and the anticipated impacts from the COVID-19 pandemic on the Company, including to our business operations, results of operations, cash flows, and financial position, and our future responses to the COVID-19 pandemic. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not, or the times at or by which, such performance or results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A of this Form 10-K and in future reports that we file from time to time with the Securities and Exchange Commission (“SEC”). Although the forward-looking statements are based upon what management believes to be reasonable assumptions, investors cannot be assured that actual results will be consistent with these forward-looking statements, and the differences may be material. Further, any forward-looking statement speaks only as of the date of this Form 10-K. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RISK FACTORS SUMMARY

We are subject to a variety of risks and uncertainties, including risks related to legal, regulatory, and legislative matters; risks related to our business and operations; risks related to market and financial matters; risk related to technology; risks related to the ownership of our common stock; and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:

•new or stricter regulatory standards or other governmental actions could increase our regulatory compliance and operating costs;
•we are subject to regulation by the Arizona Corporation Commission and our financial condition depends upon our ability to recover costs in a timely manner from customers through regulated rates;
•our ability to expand into new service areas and to expand current water and wastewater service depends on approval from regulatory agencies;
•changes to environmental and other regulation may require us to alter our existing treatment facilities or build additional facilities;
•our water and wastewater systems are subject to condemnation by governmental authorities;
•inadequate water and wastewater supplies could have a material adverse effect upon our ability to achieve the customer growth necessary to increase our revenues;
•there is no guaranteed source of water;
•the novel coronavirus global pandemic could adversely affect our business operations, cash flows and financial position to an extent that is difficult to predict;
•we may have difficulty accomplishing our growth strategy within and outside of our current service areas;

•service interruptions, including due to any disruption or problem at our facilities could increase our expenses;
•any failure of our network of water and wastewater pipes and water reservoirs could result in losses and damages;
•contamination of the water supplied by us may result in disruption in our services, loss of credibility, lower demand for our services, and potential liability;
•our operations of regulated utilities are currently located exclusively in the state of Arizona and concentrated heavily within a single municipality;
•our utilities business is subject to seasonal fluctuations and other weather-related conditions;
•our growth depends significantly on increased residential and commercial development in our service areas; and
•the concentration of our stock ownership with our officers, directors, certain stockholders and their affiliates will limit our stockholders’ ability to influence corporate matters.

For a more complete discussion of the material risk factors applicable to us, see “Risk Factors” in Part I, Item 1A of this Form 10-K.

PART I
ITEM 1.BUSINESS
Overview
We are a water resource management company that owns, operates, and manages water, wastewater, and recycled water utilities in strategically located communities, principally in metropolitan Phoenix, Arizona. GWRI seeks to deploy an integrated approach, which the Company refers to as “Total Water Management". Total Water Management is a comprehensive approach to water utility management that reduces demand on scarce non-renewable water sources and costly renewable water supplies, in a manner that ensures sustainability and greatly benefits communities both environmentally and economically. This approach employs a series of principles and practices that can be tailored to each community:
•Reuse of recycled water, either directly or to non-potable uses, through aquifer recharge, or direct potable reuse;
•Regional planning;
•Use of advanced technology and data;
•Employing subject matter experts and remaining thought and application leaders;
•Leading outreach and educational initiatives to ensure all stakeholders including customers, development partners, regulators, and utility staff are knowledgeable on the principles and practices of our Total Water Management approach; and
•Establishing partnerships with communities, developers, and industry stakeholders to gain support of our Total Water Management principles and practices.
We currently own sixteen water and wastewater utilities in strategically targeted communities in metropolitan Phoenix. We currently serve more than 66,000 people in approximately 24,000 homes within our 366 square miles of certificated service areas, which are serviced by seven wholly-owned regulated operating subsidiaries as of December 31, 2020. Approximately 92.8% of our active service connections are customers of our Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”) utilities, which are located within a single service area. We have grown significantly since our formation in 2003, with total revenues increasing from $4.9 million in 2004 to $38.6 million in 2020, and total service connections increasing from 8,113 as of December 31, 2004 to 49,158 as of December 31, 2020, with regionally planned areas large enough to serve approximately two million service connections.
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
In early 2010, the members of GWR made the decision to raise money through the capital markets, and GWR and GWM were reorganized to form Global Water Resources, Inc., a Delaware corporation. The members established a new entity, GWR Global Water Resources Corp. (“GWRC”), which was incorporated under the Business Corporations Act (British Columbia) on March 23, 2010 to acquire shares of our common stock and to actively participate in our management, business, and operations through its representation on our board of directors and its shared management. On December 30, 2010, GWRC completed its initial public offering in Canada and its common shares were listed on the Toronto Stock Exchange. On June 5, 2013, the Company sold GWM.
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
Because the worldwide market value of our common stock held by non-affiliates, or public float, is below $250 million, we are also a “smaller reporting company” as defined under the Exchange Act. Some of the foregoing reduced disclosure and other requirements are also available to us because we are a smaller reporting company and may continue to be available to us even after we are no longer an emerging growth company under the JOBS Act but remain a smaller reporting company under the Exchange Act. For example as a smaller reporting company, we are not required to have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.
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
•Significant Constraints on the Availability of Fresh Water. In Arizona, the Arizona Department of Water Resources estimates that annual water usage is 7 million acre-feet per year. Arizona has the right to use 2.8 million acre-feet from the Colorado River and approximately half of that can be delivered through the Central Arizona Project, a 336 mile diversion canal from the Colorado River to central Arizona. The Colorado River is presently over-allocated, which means that more surface water right allocations have been issued than the actual average annual flow, with allocations being determined based on data from a period during which flows were significantly higher than in recent years. The Central Arizona Project is the only means of transporting Colorado River water into central Arizona. Approximately 42% of the water used in Arizona comes from groundwater. Water in the western U.S. is being pumped from groundwater sources faster than it is replenished naturally, a condition known as overdraft. In areas of water scarcity, such as the arid western U.S., water recycling represents a relatively simple, inexpensive, and energy-efficient means of augmenting water supply as compared to transporting surface water, groundwater, or desalinated water from other locations. Approximately 70% of the water provided by municipalities is currently used for non-potable applications where recycled water could potentially be utilized.
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
•Aging Infrastructure in Need of Significant Capital Expenditures. Water infrastructure in the U.S. is aging and requires significant investment and stringent focus on cost control to upgrade or replace aging facilities and to provide service to growing populations. Throughout the U.S., utilities are required to make expenditures on the rehabilitation of existing utilities and on the installation of new infrastructure to accommodate growth and make improvements to water quality and wastewater discharges mandated by stricter water quality standards. Water quality standards, first introduced with the Clean Water Act in 1972 and the Safe Drinking Water Act in 1974, are becoming increasingly stringent and numerous. For water, the American Water Works Association estimates investment needs for buried drinking water infrastructure will total more than $1 trillion over the next 25 years. The American Society of Civil Engineers estimates capital investment needs to update and grow the nation’s wastewater systems may be as much as $271 billion over the next twenty years.
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
◦For example, the Company’s water recycling model has been fully implemented in the City of Maricopa. The Company is the water, wastewater, and recycled water provider for the City of Maricopa, which currently has a population of approximately 54,000. A community of this size produces an approximate annual average of 3.1 million gallons of wastewater per day. Because the Company requires developers to take back and utilize recycled water within their communities and invest in “purple pipe” recycled water infrastructure during the initial development of subdivisions, the Company is now able to distribute almost all of the 3.1 million gallons back to the community for beneficial purposes. Approximately 73% of the recycled water goes towards common area non-potable irrigation and for use at a local farm, which allows for the recycled water to naturally recharge into the aquifer. This reduces the total amount of limited ground or surface water that would otherwise be required within the community by over 30%. To date, the Company has reused 9.2 billion gallons of recycled water in the City of Maricopa.
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
◦For example, the Company has public-private partnerships formally adopted through memorandums of understanding with the City of Maricopa, the City of Casa Grande, and the City of Coolidge. Each memorandum of understanding reflects the Company’s intent to deploy Total Water Management. The Company also has 154 infrastructure coordination and financing agreements with landowners or developer entities that include requirements for usage of recycled water and other attributes that support the Company’s Total Water Management model. As discussed above, the Company’s integrated provider model, which is focused on the maximum use of recycled water, underpins its Clean Water Act Section 208 Regional Water Quality Management Plans and Designations of Assured Water Supply. In addition, the Company has won numerous awards for education, outreach, and conservation in the water industry. Further, the Company’s experts have published academic papers regarding Total Water Management, as well as provided insight to industry publications.
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
Our Regulated Utilities
We own and operate regulated water, wastewater, and recycled water utilities in communities principally located in metropolitan Phoenix. Our utilities are regulated by the Arizona Corporation Commission (the “ACC”), as described further under “—Regulation—Arizona Regulatory Agencies” below. As of December 31, 2020, our utilities collectively had 48,899 active service connections offering predictable rate-regulated cash flows. Revenues from our regulated utilities accounted for approximately 99.6% of total revenues in 2020. Our utilities currently possess the high-level regional permits that allow us to implement our business model; thus, we believe we are well-positioned for organic growth in our current service areas that are generally located in Arizona’s population growth corridors: Maricopa/Casa Grande, West Valley, and Sun Corridor Region.
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

A summary description of our utilities at December 31, 2020 is set forth in the following table and described in more detail below:

Company	Date of Acquisition (A) or Formation (F)	Service Provided	Square Miles of Service Area (1)	Active Service Connections	Average Monthly Rate Per Service Connection
MARICOPA / CASA GRANDE REGION
Global Water-Santa Cruz Water Company, Inc.	2004 (A)	Water	75	22,821	$58
Global Water-Palo Verde Utilities Company, Inc.	2004 (A)	Wastewater and Recycled Water	104	22,568	72
Global Water - Turner Ranches Irrigation, Inc.	2018 (A)	Water	7	963	77

WEST VALLEY REGION
Global Water - Greater Tonopah Water Company, Inc.	2006 (A)	Water	105	379	101
Global Water - Northern Scottsdale Water Company, Inc.	2006 (A)	Water	1	94	235
Global Water - Eagletail Water Company, Inc.	2017 (A)	Water	8	64	77
Global Water - Balterra Utilities Company, Inc.	2008 (A)	Wastewater and Recycled Water	2	—	—
Global Water - Hassayampa Utilities Company, Inc.	2005 (F)	Wastewater and Recycled Water	41	—	—

SUN CORRIDOR REGION
Global Water - Picacho Cove Water Company, Inc.	2006 (F)	Water	6	—	—
Global Water - Picacho Cove Utilities Company, Inc.	2006 (F)	Wastewater and Recycled Water	6	—	—
Global Water - Red Rock Utilities Company, Inc.	2018 (A)	Water, Wastewater and Recycled Water	9	1,779	70
Global Water - Francesca Water Company, Inc.	2020 (A)	Water	—	121	53
Global Water - Mirabell Water Company, Inc.	2020 (A)	Water	0.4	52	91
Global Water - Lyn Lee Water Company, Inc.	2020 (A)	Water	2	37	43
Global Water - Tortolita Water Company, Inc.	2020 (A)	Water	—	21	58

Total			366	48,899
(1) Certified areas may overlap in whole or in part for separate utilities.
Maricopa/Casa Grande Region
The City of Maricopa is located approximately 12 miles south of Phoenix. The relative proximity to a significant urban center, coupled with relatively abundant and inexpensive land, were the key drivers of the real estate boom experienced by this community. In 2005, the City of Maricopa was one of the fastest growing cities in the nation. While growth has slowed nationally since 2007, the City of Maricopa continues to grow, as demonstrated by our addition of 14,772 active service connections (representing approximately 7,300 homes) from December 2009 to December 2020. Development in the area is considered to be affordable and represents one of the few areas within the U.S. where a new home can be purchased from the mid $200,000s.
We operate in this region through Santa Cruz, Palo Verde, and Global Water - Turner Ranches Irrigation, Inc. ("Turner").
We acquired Santa Cruz and Palo Verde in 2004. Santa Cruz serves 22,821 active service connections as of December 31, 2020 and revenues from Santa Cruz represented approximately 41.4% and 40.1% of our total revenue for the years ended December 31, 2020 and 2019, respectively. Palo Verde serves 22,568 active service connections as of December 31, 2020 and revenues from Palo Verde represented approximately 50.6% and 51.9% of our total revenue for the years ended December 31, 2020 and 2019, respectively.

The Santa Cruz and Palo Verde service areas include approximately 179 square miles, which we believe provide further opportunities for growth once development returns to these areas and water and wastewater utility services are required. Most of the Santa Cruz and Palo Verde infrastructure is less than seventeen years old. Santa Cruz and Palo Verde provide water and wastewater services, respectively, under an innovative public-private partnership memorandum of understanding with the City of Maricopa in Pinal County for approximately 278 square miles of its planning area. We signed a similar memorandum of understanding with the City of Casa Grande to partner in providing water, wastewater, and recycled water services to an approximate 100 square miles of its western region for anticipated growth.
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
We acquired Turner in May 2018. Turner is a non-potable irrigation water utility located in Mesa, Arizona, with approximately seven square miles of service area. Turner serves 963 residential irrigation customers as of December 31, 2020.
Rate proceedings were completed in 2010 for both Santa Cruz and Palo Verde. In July 2012, these two utilities filed applications with the ACC for increased rates using 2011 as the test year on which the ACC will use to evaluate the utilities’ rates. The rate proceedings were completed in February 2014. On August 28, 2020, Santa Cruz, Palo Verde and Turner Ranches each filed a rate case application with the ACC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Rate Case Activity”, included in Part II, Item 7 of this Form 10-K, for additional information.
West Valley Region
We operate in this region through Global Water - Greater Tonopah Water Company, Inc. (“Greater Tonopah”), Global Water - Northern Scottsdale Water Company, Inc. (“Northern Scottsdale”), Global Water - Balterra Utilities Company, Inc. (“Balterra”), Global Water - Hassayampa Utilities Company, Inc. (“Hassayampa”), and Global Water - Eagletail Water Company, Inc. ("Eagletail"), and formerly through Valencia Water Company, Inc. (“Valencia”), Water Utility of Greater Buckeye (“Greater Buckeye”) and Willow Water Valley Co., Inc. (“Willow Valley”).
We acquired Greater Tonopah in 2006. Greater Tonopah serves 379 active service connections as of December 31, 2020. Greater Tonopah has a CC&N for 105 square miles of service area and provides water services to Maricopa County west of the Hassayampa River. The acquisition of Greater Tonopah allowed us to enter into agreements with developers to serve a total of roughly 100,000 home sites plus commercial, schools, parks, and industrial developments.
In November 2017, the Bill and Melinda Gates Investment Group, through an investment vehicle, acquired 20,000 acres in the Belmont development, located in the West Valley Region. Belmont is a mixed use, master planned community and is included within the service area of Greater Tonopah and Hassayampa.
We acquired Northern Scottsdale in 2006. Northern Scottsdale serves 94 active service connections as of December 31, 2020. Northern Scottsdale has a CC&N for one square mile and provides water services to two small subdivisions in Northern Scottsdale.
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
We formerly operated additional utilities in the West Valley Region through Valencia, Greater Buckeye, and Willow Valley. Valencia was consolidated with Greater Buckeye in 2008, and on July 14, 2015, we closed the stipulated condemnation to transfer the operations and assets of Valencia to the City of Buckeye.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate Transactions—Stipulated Condemnation of the Operations and Assets of Valencia”, included in Part II, Item 7 of this Form 10-K, for additional information.
In addition, on May 9, 2016, we closed the sale of Willow Valley to EPCOR Water Arizona Inc. (“EPCOR”).
On May 15, 2017, we acquired Eagletail via merger. Eagletail serves 64 active connections as of December 31, 2020. Eagletail has a CC&N for eight square miles located west of metropolitan Phoenix.
Rate proceedings were completed in 2010 for Greater Tonopah. Northern Scottsdale completed a rate proceeding in 2008. In July 2012, these five utilities in the West Valley Region filed applications with the ACC for increased rates using 2011 as the test year on which the ACC evaluates the utilities’ rates. The rate proceedings were completed in February 2014. On August 28, 2020, Greater Tonopah, Northern Scottsdale, Balterra, Hassayampa, and Eagletail each filed a rate case application with the ACC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Rate Case Activity”, included in Part II, Item 7 of this Form 10-K, for additional information.
Sun Corridor Region
The Sun Corridor Region is approximately equidistant between Phoenix and Tucson, along the I-10 Corridor.
We operate in this region through Global Water-Picacho Cove Water Company, Global Water-Picacho Cove Utilities Company (collectively, “Picacho Cove”), Red Rock, Mirabell, Francesca, Tortolita, and Lyn Lee. We formed Picacho Cove in 2006 to provide water and wastewater services in the City of Eloy and currently have CC&Ns for approximately six congruent square miles. These utilities currently have no active service connections and no facilities.
We acquired Red Rock in October 2018. Red Rock consists of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona, with approximately nine square miles of service area. Red Rock serves 897 active water connections and 882 active sewer connections as of December 31, 2020.
On August 28, 2020, Picacho Cove and Red Rock each filed a rate case application with the ACC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Rate Case Activity”, included in Part II, Item 7 of this Form 10-K, for additional information.
We acquired Mirabell in October 2020. Mirabell serves 52 active water connections as of December 31, 2020. Mirabell has a CC&N for 0.4 square miles located in the southwest area of Tucson, Arizona.
We acquired Francesa, Tortolita and Lyn Lee in November 2020. All three utilities are located in the southwest area of Tucson, Arizona. As of December 31, 2020, Francesca, Tortolita, and Lyn Lee serve 121, 21, and 37 active water connections, respectively.
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
•Recycled Water. Recycled water is created by taking wastewater and applying advanced tertiary treatment (i.e., screening, biological reduction, and filtration and disinfection processes) to create a high quality, non-potable water source. Each step is monitored and controlled in order that the stringent requirements for recycled water are continuously met. Recycled water generated by us meets Arizona’s Aquifer Water Quality Standards before it leaves the treatment facility and is recognized as Class A+, the highest quality of recycled water regulated by the Arizona Department of Environmental Quality ("ADEQ"). Recycled water can be used for irrigation, facilities cooling, and industrial applications and in a residential setting for toilet flushing and lawn watering.

See “Risk Factors—Business and Operational Factors—There is no guaranteed source of water,” included in Part I, Item 1A of this Form 10-K, for additional information.
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
Regulation
Our water and wastewater utility operations are subject to extensive regulation by U.S. federal, state, and local regulatory agencies that enforce environmental, health, and safety requirements, which affect all of our regulated subsidiaries. These requirements include the Safe Drinking Water Act, the Clean Water Act, and the regulations issued under these laws by the EPA. We are also subject to state environmental laws and regulations, such as Arizona’s Aquifer Protection Program and other environmental laws and regulations enforced by the ADEQ, and extensive regulation by the ACC, which regulates public utilities. The ACC also has broad administrative power and authority to set rates and charges, determine service areas and conditions of service, and authorize the issuance of securities as well as authority to establish uniform systems of accounts and approve the terms of contracts with both affiliates and customers.
We are also subject to various federal, state, and local laws and regulations governing the storage of hazardous materials, the management and disposal of hazardous and solid wastes, discharges to air and water, the cleanup of contaminated sites, dam safety, fire protection services in the areas we serve, and other matters relating to the protection of the environment, health, and safety.

We maintain a comprehensive environmental program which addresses, among other things, responsible business practices and compliance with environmental laws and regulations, including the use and conservation of natural resources. Water samples across our water system are analyzed on a regular basis in material compliance with regulatory requirements. We conducted more than 13,688 water quality tests in 2020 at subcontracted laboratory facilities in addition to providing continuous online instrumentations for monitoring parameters such as turbidity and disinfectant residuals and allowing for adjustments to chemical treatment based on changes in incoming water quality. For 2020, we achieved a compliance rate of 99.95% for meeting state and federal drinking water standards and 99.5% for compliance with wastewater requirements, for an overall compliance rating of 99.7%. Compliance with governmental regulations is of utmost importance to us, and considerable time and resources are spent ensuring compliance with all applicable federal, state, and local laws and regulations.
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
Contaminants of emerging concern ("CECs") are chemicals and other substances that have no regulatory standard, but have been discovered in water or in the environment where they had not previously been detected, or were only present at insignificant levels. We believe CECs may form the basis for additional regulatory initiatives and requirements in the future. We rely on governmental agencies to establish regulatory standards regarding CECs and we meet or exceed these standards, when established.
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
The EPA certifies Clean Water Act Section 208 Regional Water Quality Management Plans and Amendments which govern the location of water reclamation facilities and wastewater treatment plants. The EPA’s 40 C.F.R. Pt. 503 bio-solids requirements are reported to the EPA through the ADEQ. While we are not presently regulated to meet source control requirements, we maintain source control through various Codes of Practice that have been accepted by the ACC as enforceable limits on consumer discharges to sanitary sewer systems. We believe we maintain the necessary permits and approvals for the discharges from our water and wastewater facilities.

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
Arizona water and wastewater utilities must also comply with state environmental regulation regarding drinking water and wastewater, including environmental regulations set by Councils of Government (such as the Central Arizona Governments and the Maricopa Association of Governments), the ADEQ, and the Arizona Department of Water Resources. The Central Arizona Governments is the designated management authority for Section 208 of the Clean Water Act for Pinal and Gila Counties and administers the requirements of the Regional Water Quality Management Plans and Amendments at the local level. The Maricopa Association of Governments is the designated management authority for Section 208 of the Clean Water Act for Maricopa County and administers the requirements of the Regional Water Quality Management Plans and Amendments at the local level. The Maricopa County Environmental Services Department has delegated authority for overseeing ADEQ requirements in Maricopa County. The ADEQ regulates water quality and permits water reclamation facilities, discharges of recycled water, re-use of recycled water, and recharge of recycled water. The ADEQ also regulates the clean closure requirements of facilities. In Arizona, the ADEQ has received delegated authority from the EPA for the administration of the Clean Water Act’s National Pollution Discharge Elimination System program. Permits issued by the ADEQ for discharges to waters of the U.S. in Arizona are termed “Arizona Pollutant Discharge Elimination System,” or “AzPDES,” permits. The ADEQ also administers the drinking water quality requirements set by the federal Safe Drinking Water Act within Arizona. Finally, the Arizona Department of Water Resources regulates surface water extraction, groundwater withdrawal, designations and certificates of assured water supply, extinguishment of irrigation grandfathered water rights, groundwater savings facilities, recharge facilities, recharge permits, recovery well permits, storage accounts, and well construction, abandonment, or replacement. We must file periodic reports with the ACC, ADEQ, and Arizona Department of Water Resources.
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
Although we intend to rely on recycled water to help meet water demands in areas, the infrastructure, permits, and customer base necessary to generate and deliver recycled water are not necessarily in place in most of our service areas. In addition, although recycling can extend a limited supply, it does not actually generate a new supply of water. As such, although our proposed generation and delivery of recycled water is likely to help reduce the amount of groundwater that will be required to serve future customers, our ability to serve new customers will remain dependent on our ability to access groundwater. Groundwater is a limited resource in Arizona, and access to new uses of groundwater is closely regulated in the areas served by us. See “Risk Factors—Business and Operational Factors—Inadequate water and wastewater supplies could have a material adverse effect upon our ability to achieve the customer growth necessary to increase our revenues,” included in Part I, Item 1A of this Form 10-K, for additional information.
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
Other Environmental, Health, and Safety (including Water Quality) Matters
Our operations also involve the use, storage, and disposal of hazardous substances and wastes. For example, our water and wastewater treatment facilities store and use chlorine and other chemicals and generate wastes that require proper handling and disposal under applicable environmental regulations. We could also incur remedial costs in connection with any environmental contamination relating to our operations or facilities, releases or our off-site disposal of wastes. Although we are not aware of any material cleanup or decontamination obligations, the discovery of contamination or the imposition of such obligations arising under relevant federal, state, and local laws and regulations in the future could result in additional costs. Our facilities and operations also are subject to requirements under the U.S. Occupational Safety and Health Act and similar laws in Arizona.
Our compliance with all of the environmental, health, and safety (including water quality) requirements described above may be subject to inspections and enforcement measures by federal, state, and local agencies.
Security
Due to security, vandalism, terrorism, and other risks, we take precautions to protect our employees and the water delivered to our customers. In 2002, federal legislation was enacted that resulted in new regulations concerning security of water facilities, including submitting vulnerability assessment studies to the federal government. We have complied with EPA regulations concerning vulnerability assessments and have made filings to the EPA as required. Vulnerability assessments are conducted regularly to evaluate the effectiveness of existing security controls and serve as the basis for further capital investment in security for the facility. Information security controls are deployed or integrated to prevent unauthorized access to company information systems, assure the continuity of business processes dependent upon automation, ensure the integrity of our data and support regulatory and legislative compliance requirements. In addition, communication plans have been developed as a component of our procedures. While we do not make public comments on the details of our security programs, we have been in contact with federal, state, and local law enforcement agencies to coordinate and improve the security of our water delivery systems and to safeguard our water supply.
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
Human Capital Resources
As of December 31, 2020, we employed 79 full-time individuals and two part-time employees. This represents an increase of 6 employees, or 8% from December 31, 2019 due primarily to the the hiring of additional employees to bring customer service and billing operations in-house. Currently, none of our employees participate in collective bargaining agreements, and we consider our employee relations to be good.
We offer comprehensive compensation and benefits package to attract and retain top talent. In addition to competitive base wages, additional benefits include annual bonus opportunities, employee stock options, Company matched 401(k) plan, healthcare and insurance benefits, flexible spending accounts and paid time off.
Available Information
We maintain an Internet website at www.gwresources.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or furnished to, the SEC. To access these reports, go to our website at www.gwresources.com. The foregoing information regarding our website is provided for convenience and the content of our website is not deemed to be incorporated by reference in this report filed with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A.RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition, or results of operations in future periods. The risks described below are not the only risks facing our company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations in future periods.
Legal, Regulatory, and Legislative Factors
New or stricter regulatory standards or other governmental actions could increase our regulatory compliance and operating costs, which could cause our profitability to suffer, particularly if we are unable to increase our rates to offset such costs.
In Arizona, water and wastewater utilities are subject to regulation by water, environmental, public utility, and health and safety regulators, and we are required to obtain environmental permits from governmental agencies in order to operate our facilities. Regulations relate to, among other things, standards and criteria for drinking water quality and for wastewater discharges, customer service and service delivery standards, waste disposal and raw groundwater abstraction limits, and rates and charges for our regulated services. There may be instances in the future when we are not in or cannot achieve compliance with new and evolving laws, regulations, and permits without incurring additional operating costs. For example, in 2006, the U.S. Environmental Protection Agency ("EPA") implemented a new arsenic maximum contaminant level, which effectively required the installation and operation of costly arsenic treatment systems at many of our water production facilities.
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

We are subject to comprehensive regulation by several federal, state and local regulatory agencies that significantly influence our business, liquidity, and results of operations and our ability to fully recover costs from utility customers in a timely manner. The Arizona Corporation Commission (“ACC”) is the regulatory authority with jurisdiction over water and wastewater utilities. The ACC has exclusive authority to approve rates, mandate accounting treatments, authorize long-term financing programs, evaluate significant capital expenditures and plant additions, examine and regulate transactions between a regulated subsidiary and its affiliated entities, and approve or disapprove reorganizations, mergers, and acquisitions prior to their completion. Additionally, the ACC has statutory authority to oversee service quality and consumer complaints, and approve or disapprove expansion of service areas. The ACC is comprised of five elected members, each serving four year terms. Our profitability is affected by the rates we may charge and the timeliness of recovering costs incurred through our rates. Accordingly, our financial condition and results of operations are dependent upon the satisfactory resolution of any rate proceedings and ancillary matters which may come before the ACC. In addition, the ACC may reopen prior decisions and modify otherwise final orders under certain circumstances. Decisions made by the ACC could have a material adverse impact on our financial condition, results of operations and cash flows.

On August 28, 2020, 12 of our 16 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, as well as the consolidation of water and wastewater rates for certain of the utilities. There can be no assurance, however, that the ACC will approve the requested rate increase or any increase or the consolidation of water and wastewater rates described above, and the ACC could take other actions as a result of the rate case. Further, it is possible that the ACC may determine to decrease future rates. There can also be no assurance as to the timing of when an approved rate increase (if any) would go into effect.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Rate Case Activity”, included in Part II, Item 7 of this Form 10-K, for additional information regarding matters relating to the ACC.
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

Prior to 2014, we extended water and wastewater infrastructure financing to developers and builders through ICFAs. These agreements are contracts with developers or builders in which we coordinate and fund the construction of water, wastewater, and recycled water facilities that will be owned and operated by our regulated subsidiaries in advance of completion of developments in the area. Our investment can be considerable, as we phase-in the construction of facilities in accordance with a regional master plan, as opposed to a single development. Developers and builders pay us agreed-upon fees upon the occurrence of specified development events for their development projects. The ACC requires us to record a portion of the funds we receive under ICFAs as contributions in aid of construction (“CIAC”), which are funds or property provided to a utility under the terms of a collection main extension agreement and/or service connection tariff, the value of which are not refundable. Amounts received as CIAC reduce our rate base once expended on utility plants.
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
To comply with federal, state, and local environmental laws, our existing facilities may need to be altered or replaced, which may cause us to incur significant additional costs. Altered and new facilities and other capital improvements must be constructed and operated in accordance with multiple requirements, including, in certain cases, an Aquifer Protection Permit issued by the Arizona Department of Environmental Quality ("ADEQ"), Arizona Pollution Discharge Elimination System permits from the ADEQ, and an air quality permit from Maricopa or Pinal Counties. The provision of potable water is subject to, among others, the requirements of the federal Safe Drinking Water Act, and effluent from wastewater treatment facilities must comply with other requirements. Regulated contaminants and associated maximum contaminant levels may change over time, requiring us to alter or build additional treatment facilities.
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
See “Management’s Discussion and Analysis of Results of Operations and Financial Condition —Corporate Transactions —ACC Tax Docket” in Part II, Item 7 of this Form 10-K for more information on the ACC docket that addresses the utility ratemaking implications of the TCJA.

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
Municipalities and other governmental subdivisions have historically been involved in the provision of water and wastewater services, and efforts may arise from time to time to convert some or all of our assets to public ownership and operation. Arizona law provides for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation. For example, the assets of our former utility subsidiaries, Cave Creek Water Co. and Valencia, were acquired from us by municipalities pursuant to condemnation proceedings, and our other utility subsidiaries could be subjects of such proceedings in the future. Should a municipality or other governmental subdivision seek to acquire some or all of our assets through eminent domain, we would likely resist the acquisition.
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

In Arizona, a person or organization may file a ballot initiative with the Arizona Secretary of State and, if a sufficient number of verifiable signatures are submitted, the initiative may be placed on the ballot for the public to vote on the matter. Ballot initiatives may relate to any matter, including taxes and policy and regulation related to our industry, and may change statutes or the state constitution in ways that could impact our customers, the Arizona economy, and the Company. For example, in November 2020, Arizona voters approved an initiative that provides for an increase in state marginal individual income tax rates thereby giving Arizona one of the highest marginal income tax rates in the country. The passage of this or other initiatives could depress expected population growth, impact our business or growth plans, and have a material adverse impact on our financial condition, results of operations or cash flows.
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
Business and Operational Factors
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
We do not currently anticipate any short-term concerns with physical, legal, or continuous availability issues in our service areas. Regardless, the supply of groundwater in Central Arizona, while considerable, is also ultimately finite, closely regulated, and geographically limited. In areas where we have not applied for a “Designation of Assured Water Supply”, we have not performed hydrological studies or modeling to evaluate the amount of groundwater likely to be available to meet present and expected future demands. Insofar as we intend to rely on the pumping of groundwater and the generation and delivery of recycled water to meet future demands in our current service areas, our ability and/or the ability of developers inside of our service areas to meet regulatory requirements and to demonstrate assured and adequate water supplies is essential to the continued growth of our service connections and our capacity to supply water to our customers.
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
Although we may not be able to achieve similar growth as we have seen since our formation in 2003, or grow at all, in future periods, we expect to continue to significantly expand our facilities, infrastructure, marketing, testing, management, and administrative operations, as well as our financial and accounting controls. This expansion has placed, and will continue to place, strain on our management and administrative, operational, technical, and financial infrastructure. If management is unable to manage growth effectively, the quality of our services, our ability to attract and retain key personnel, and our business or prospects could be harmed significantly.
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
The novel coronavirus ("COVID-19") global pandemic could adversely effect our business operations, cash flows, and financial position to an extent that is difficult to predict.
In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the President of the United States declared COVID-19 a national emergency. The outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19 pandemic, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. For example, the State of Arizona has implemented, from time to time, several orders promoting physical distancing, limiting certain activities, and restricting the operations of certain businesses, including restaurants, bars, gyms, theaters, and water parks.
Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines did not begin until late 2020, and a majority of the public will likely not have access to a vaccination until sometime in 2021 or later. Additionally, new strains of COVID-19 are surfacing, and the effectiveness of the approved vaccines on these new strains is unknown. Accordingly, there remains significant uncertainty about the duration and extent of the impact of the COVID-19 pandemic, including, among other things, on the U.S. economy and consumer confidence. Such impact could have a material adverse effect on our business, operating results, cash flows, and financial condition.

The COVID-19 pandemic has adversely affected economies and financial markets across the globe. While the COVID-19 pandemic did not have a material effect on our business operations, results of operations, cash flows, and financial position for the year ended December 31, 2020, the COVID-19 pandemic and the related responses from government authorities could adversely impact us in a number of ways, including, but not limited to, the following:

•disruptions to our operations and business activities, including any closures of offices or facilities, and to those of governmental agencies regulating our business, suppliers, customers, and other business partners;

•reduced demand for our water and wastewater services from our commercial customers, particularly as businesses are shutdown;

•greater difficulty in collecting customer receivables;

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

The spread of the COVID-19 has caused us to modify our business practices (including additional cybersecurity measures, employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are prudent to support the well-being of our employees, customers, suppliers, business partners, and others. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

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

Any of the foregoing could adversely affect our business operations, results of operations, cash flows, and financial position. The potential effects of the COVID-19 pandemic may also impact our other risk factors described in this "Risk Factors" section. The ultimate extent of the impact of the COVID-19 pandemic on our business operations, results of operations, cash flows, and financial position, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic, its severity, the actions to contain the virus or treat its impact, such as the efficacy of vaccines (particularly with respect to emerging strains of the virus) and restrictions on travel and transportation, and how quickly and to what extent normal economic and operating conditions can resume.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Update,” included in Part II, Item 7 of this Form 10-K, for additional information.
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

Other global incidents, such as the COVID-19 pandemic, could have a similar effect of disrupting our business to the extent they reach and impact the service areas in which we operate, the availability of supplies we need, the customers we serve, or the employees who operate our businesses. See “—Market and Financial Factors—The recent COVID-19 pandemic could have a material adverse effect on our business operations, cash flows, and financial position” for additional information.
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

Market and Financial Factors
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
A slowdown or severe downturn in the housing market could have an adverse effect on our operating results and financial condition. During periods of economic distress, there may be an increase in home foreclosures and vacancies. For example, during the economic downturn beginning in 2008, our utilities experienced an increase in the number of vacant homes, reaching a peak of 4,020 vacant connections as of February 28, 2009, approximately 11.9% of our total connections at the time. Accordingly, in the event of an economic downturn, including as a result of the COVID-19 pandemic, we may experience a material reduction in revenues. Accordingly, in the event of an economic downturn, including as a result of the coronavirus outbreak, we may experience a material reduction in revenues. Although the U.S. economy and housing market continue to perform well, we cannot predict the overall trajectory of the market. Our growth depends significantly on increased residential and commercial development in our service areas, and if developers or builders are unable to complete additional residential and commercial projects, our revenue may decline.
Our existing indebtedness could affect our business adversely and limit our ability to plan for or respond to growth opportunities, and we may be unable to generate sufficient cash flow to satisfy our liquidity needs.
As of December 31, 2020, we had total indebtedness of $115.0 million. In addition, we may incur substantial additional indebtedness in the future. Our indebtedness could have important consequences, including:
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
The growth of our customer base depends almost entirely on the success of developers in developing residential and commercial properties within our Certificate of Convenience and Necessity ("CC&N") areas. A CC&N is a permit issued by the ACC allowing a public service corporation to serve a specified area, and preventing other public service corporations from offering the same services within the specified area, which we refer to as “service areas.” Real estate development is a cyclical industry and the growth rate of development, especially residential development, from 2006 through 2019, both nationally and in Arizona had been below historical rates. During the second half of 2020, residential real estate development began to rise to similar 2006 rates. The sale of, for instance, single family residences is affected by a number of national and regional economic factors, including:
•interest rates and general levels of economic output;
•levels of activity in the local real estate market;

•the state of domestic credit markets, mortgage standards, and availability of credit;
•competition from other builders and other projects in the area and other states;
•federal programs to assist home purchasers;
•costs and availability of labor and materials;
•government regulations affecting land development, home building, and mortgage financing;
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
Technology Factors
Our information technology systems may be subject to cyberattacks.
As operators of critical infrastructure, we may face a heightened risk of cyberattacks from internal or external sources. For example, a hacker recently accessed a Florida water treatment plant's control system and attempted to increase the amount of lye used to treat the water to a potentially dangerous level. Our information technology systems may be vulnerable to unauthorized external or internal access due to hacking, ransomware, viruses, or other cybersecurity breaches. Unauthorized access to confidential information located or stored on these systems could negatively and materially impact our customers, employees, suppliers and other third parties. Further, third parties, including vendors, suppliers and contractors, who perform certain services for us or administer and maintain our sensitive information, could also be targets of cyberattacks and unauthorized access. While we have instituted safeguards to protect our information technology systems, those safeguards may not always be effective due to the evolving nature of cyberattacks and cyber vulnerabilities. We cannot guarantee that such protections will be completely successful in the event of a cyberattack.
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
Damages or interruptions due to any of the foregoing could result in, among other things, difficulties managing and operating our business efficiently, such as with the timely issuances of billings, physical and electronic loss of customer, employee or financial data, security breaches, misappropriation of property, and other adverse consequences. The lack of redundancy for some of our information technology systems, including billing systems, could exacerbate the impact of any of the foregoing events. Additionally, we may not be successful in further developing, implementing or acquiring technology to enable us to continue to operate at our current level of efficiency or to meet the future needs of our business. Any of the foregoing could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
Maintaining our operational technology and information technology systems or implementing new systems could result in higher than expected costs or otherwise adversely impact our internal controls environment, operations, and profitability.

Upgrades and improvements to computer systems and networks, or the implementation of new systems, may require substantial amounts of management’s time and financial resources to complete, and may also result in system or network defects or operational errors due to multiple factors, including employees’ ability to effectively use such new or upgraded system. While we continue to implement technology to improve our business processes and customer interactions, any technical or other difficulties in transitioning, upgrading or improving existing or implementing new technology systems may increase costs beyond those anticipated and have an adverse or disruptive effect on our operations and reporting processes, including our internal control over financial reporting. We may also experience difficulties integrating current systems with new or upgraded systems, which may impact our ability to serve our customers effectively or efficiently. Although we make efforts to minimize any adverse impact on our controls, business and operations, we cannot assure that all such impacts have been or will be mitigated, and any such impacts could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
Risks Related to the Ownership of Our Common Stock
The concentration of our stock ownership with our officers, directors, certain stockholders, and their affiliates will limit your ability to influence corporate matters.
Our directors, executive officers, and stockholders holding more than 5% of our capital stock and their affiliates beneficially own, in the aggregate, approximately 54% of our outstanding common stock, including 42.9% held by our director, William S. Levine. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. There can be no assurance that their interests will not conflict with the interests of our other stockholders.
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
We have to comply with Section 404(a) of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. Additionally, once we are no longer deemed an emerging growth company or a smaller reporting company that is a non-accelerated filer, our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We may encounter problems or delays for any requested improvements and receiving a favorable attestation in connection with the attestation to be provided by our independent registered public accounting firm after we cease to be an emerging growth company or a smaller reporting company that is a non-accelerated filer. If our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls after we cease to be an emerging growth company or a smaller reporting company that is a non-accelerated filer, investors could lose confidence in our financial information and the price of our common stock could decline.
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
Taking advantage of the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.
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
We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies that are non-accelerated filers are exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.
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
General Risk Factors
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
The following table lists the properties that we own or lease:

Nature of Property	Location	Operated By	Owned or Leased
Corporate Offices	Phoenix, Arizona	Global Water Resources, Inc.	Leased
Wastewater Treatment Plant	Maricopa, Arizona	Global Water - Palo Verde Utilities Company, Inc.	Owned
Global Water Center - Regional Office	Maricopa, Arizona	Global Water - Palo Verde Utilities Company, Inc.	Owned
Wastewater Utility Plant	8 Lift Stations - Maricopa, Arizona	Global Water - Palo Verde Utilities Company, Inc.	Owned
Water Utility Plant	16 Well Sites - Maricopa, Arizona	Global Water - Santa Cruz Water Company, Inc.	Owned
Water Utility Plant	5 Water Distribution Sites - Maricopa, Arizona	Global Water - Santa Cruz Water Company, Inc.	Owned
Water Utility Plant	9 sites - Western Maricopa County, Arizona	Global Water - Greater Tonopah Water Company, Inc.	Owned
Water Utility Plant	4 sites - Northern Maricopa County, Arizona	Global Water - Northern Scottsdale Water Company, Inc.	Owned
Water Utility Plant	Western Maricopa County, Arizona	Global Water - Eagletail Water Company, Inc.	Owned
Irrigation Utility Plant	Mesa, Arizona	Global Water - Turner Ranches Irrigation, Inc.	Owned
Water Utility Plant	Red Rock, Arizona	Global Water - Red Rock Utilities Company. Inc.	Owned
Wastewater Utility Plant	Red Rock, Arizona	Global Water - Red Rock Utilities Company. Inc.	Owned
Water Utility Plant	Tucson, Arizona	Global Water - Mirabell Water Company, Inc.	Owned
Water Utility Plant	Tucson, Arizona	Global Water - Francesca Water Company, Inc.	Owned
Water Utility Plant	Tucson, Arizona	Global Water - Tortolita Water Company, Inc.	Owned
Water Utility Plant	Tucson, Arizona	Global Water - Lyn Lee Water Company, Inc.	Owned
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
Shareholders
As of March 1, 2021, there were approximately 10 shareholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.
Dividends
We currently intend to continue to pay a regular monthly dividend of $0.02434 per share ($0.29208 per share annually). However, our future dividend policy is subject to our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock we may issue in the future, business prospects, and other factors that our board of directors may deem relevant. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K for a discussion of provisions of our senior secured notes and our revolving credit facility that limit the payment of dividends.

Performance Graph
The following graph compares the relative performance of our common stock, the S&P 500 Index, and our Peer Group Index. This graph covers the period from April 28, 2016 (the first day GWRS common stock began trading on the NASDAQ) through December 31, 2020. The graph assumes that $100 was invested on April 28, 2016 in the common stock of GWRS, the S&P 500 Index, and our Peer Group Index, and also assumes reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
* $100 invested on April 28, 2016 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
** Peer group includes American States Water Company, American Water Works, Aqua America, Inc., Artesian Resources Corp., California Water, SJW Group, Middlesex Water Company, and York Water Co.

	4/28/16	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Global Water Resources, Inc.	$100.00	$145.78	$149.91	$163.04	$211.78	$232.44
S&P 500 Index	$100.00	$107.85	$128.80	$120.76	$155.64	$180.94
Peer Group Index**	$100.00	$117.88	$144.10	$161.07	$207.70	$231.18
Issuer Purchases of Equity Securities
None.
Unregistered Sales of Equity Securities
None.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K.
Overview

We are a water resource management company that owns, operates, and manages water, wastewater, and recycled water utilities in strategically located communities, principally in metropolitan Phoenix, Arizona. GWRI seeks to deploy an integrated approach, which the Company refers to as “Total Water Management". Total Water Management is a comprehensive approach to water utility management that reduces demand on scarce non-renewable water sources and costly renewable water supplies, in a manner that ensures sustainability and greatly benefits communities both environmentally and economically. This approach employs a series of principles and practices that can be tailored to each community:
•Reuse of recycled water, either directly or to non-potable uses, through aquifer recharge, or direct potable reuse;
•Regional planning;
•Use of advanced technology and data;
•Employing subject matter experts and remaining thought and application leaders;
•Leading outreach and educational initiatives to ensure all stakeholders including customers, development partners, regulators, and utility staff are knowledgeable on the principles and practices of our Total Water Management approach; and
•Establishing partnerships with communities, developers, and industry stakeholders to gain support of our Total Water Management principles and practices.

COVID-19 Update

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the President of the United States declared COVID-19 a national emergency. The outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of the COVID-19 pandemic, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home, or total lock-down (or similar) orders and business limitations and shutdowns. For example, the State of Arizona has implemented, from time to time, several orders promoting physical distancing, limiting certain activities, and restricting the operations of certain businesses, including restaurants, bars, gyms, theaters, and water parks.

Our water and wastewater services are essential services and we intend to continue to provide those services for our customers. Further, we continue to monitor the impact of the COVID-19 pandemic on our business and operations, including how it will impact our customers, employees, suppliers, vendors, and business partners. While the COVID-19 pandemic did not have a material effect on our business operations, results of operations, cash flows, and financial position for the twelve months ended December 31, 2020, we are unable to predict the ultimate extent to which our business operations, results of operations, cash flows, and financial position will ultimately be impacted by the COVID-19 pandemic due to the fluid and rapidly evolving situation.

As a result of the economic hardships caused by the COVID-19 pandemic, we voluntarily agreed not to disconnect customers or charge late fees during the year ended December 31, 2020. However, we resumed disconnections on February 9, 2021. We expanded our customer assistance program to include a larger customer base, while increasing the annual maximum benefit and including additional qualifying categories to include disabled veterans, deployed service members, furloughed workers, and customers with a medical hardship. As of December 31, 2020, COVID-19 did not have a material impact on uncollectible accounts. However, we believe that we may be unable to collect a portion of billed revenue for some period of time, if at all. Therefore, we could see a negative impact to our revenue, earnings, and cash flows due to the COVID-19 pandemic as this continues through 2021. Further, our current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to “Risk Factors” included in Part I, Item 1A of this Form 10-K for additional risks we face due to the COVID-19 pandemic.

Business Outlook
2019 and 2020 continued the trend of positive growth in new connections. According to the 2010 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) is the 14th largest MSA in the U.S. and had a population of 4.2 million, an increase of 29% over the 3.3 million people reported in the 2000 Census. Metropolitan Phoenix continues to grow due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix Metropolitan area will have a population of 5.7 million people by 2030 and 6.5 million by 2040. During the twelve months ended December 31, 2020, even though Arizona’s employment rate decreased by 2.7%, the state ranked in the top nine nationally for job growth.
According to the W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus Panel (“Greater Phoenix Blue Chip”), single family permits increased by 36.3% in the fourth quarter of 2020 compared to fourth quarter of 2019, and permits are forecasted to increase to 29,000 and 30,000 in 2021 and 2022, respectively.
For selected jurisdictions in the Phoenix area combined, the Homebuilders Association of Central Arizona reported that single family housing permits grew 18% to 28,704 units in 2020. In the City of Maricopa, where Global Water has its largest water and wastewater permitted utility service area, the Home Builders Association of Central Arizona reports that permits are up 53% year-over-year.

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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, increased 2,961 connections, or 6.4%, from a total of 46,197 as of December 31, 2019 to 49,158 as of December 31, 2020. This increase is due primarily to organic growth in new connections combined with the acquisitions of Global Water - Mirabell Water Company ("Mirabell"), Global Water - Francesca Water Company ("Francesca"), Global Water - Tortolita Water Company ("Tortolita"), and Global Water - Lyn Lee Water Company ("Lyn Lee"), which added 262 total service connections.

As of December 31, 2020, we have 48,899 active service connections compared to 45,823 active service connections as of December 31, 2019, an increase of 3,076, or 6.7%. As with the increase in total service connections, the increase is due primarily to the organic growth in new connections. Approximately 92.8% of the 48,899 active service connections are serviced by our Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”) utilities as of December 31, 2020.
The graph below presents the historical change in active and total connections for our ongoing operations, adjusting for the July 2015 condemnation of the assets and operations of Valencia Water Company ("Valencia") and the May 2016 sale of Willow Valley.

Total Active vs. Total Connections
50,000
49,000
48,000
47,000
46,000
45,000
44,000
43,000
42,000
41,000
40,000
39,000
38,000
37,000
36,000
35,000
34,000
33,000
32,000
31,000
30,000
29,000
Dec-08
Mar-09
Jun-09
Sep-09
Mar-10
Jun-10
Sep-10
Dec-10
Mar-11
Jun-11
Sep-11
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
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
We are required to file rate cases with the ACC to obtain approval for a change in rates. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. In normal conditions, it would not be uncommon to see us file for a rate increase every three years based on year one being the test year, year two being the rate case filing year, and year three being the rate case award year. However, based on our settlement with the ACC in 2014 and extended new rate phase-in period, we did not initiate the next rate case on this timeline. On August 28, 2020, 12 of our 16 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, as well as the consolidation of water and/or wastewater rates for certain of the utilities, using the twelve months ending December 31, 2019 as the test year for the rate case. Refer to “—Rate Case Activity” and “—Corporate Transactions—ACC Rate Case” for additional information.
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
On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Water Utility of Greater Tonopah ("Greater Tonopah"), and Water Utility of Northern Scottsdale ("Northern Scottsdale") utilities due to the TCJA. Rate Decision No. 76901 adopted the phase-in approach for the reductions to match the phase-in of our revenue requirement under Rate Decision No. 74364. Refer to "— Corporate Transactions — ACC Tax Docket" for details regarding Decision No. 76901.
On August 28, 2020, 12 of our 16 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, as well as the consolidation of water and/or wastewater rates for certain of the utilities. Refer to “— Corporate Transactions — ACC Rate Case” for additional information.
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

In addition to ICFAs, we have various line extension agreements with developers and builders, through which funds, water line extensions or wastewater line extensions are provided to us by the developers and are considered refundable advances for construction. These AIACs are subject to refund by us to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility services constructed under the agreement over a specified period. Upon the expiration of the agreements’ refunding period, the remaining balance of the AIAC becomes nonrefundable and at that time is considered CIAC. CIAC is amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, a utility plant funded by AIAC and CIAC is excluded from rate base. The taxability of AIAC and CIAC was changed with the enactment of the TCJA. Previously, the majority of AIAC and CIAC that we collected were not taxable. However, with the enactment of the TCJA, they are taxable going forward. On November 27, 2018, the ACC ruled that the utility may require that the contributor pay a gross-up to the utility consisting of 55% of the income tax expense with the utility covering the remaining 45% of the income tax expense. For more details regarding the ruling, refer to "—Corporate Transactions — ACC Tax Docket."
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
Sale of Loop 303 Contracts
In September 2013, we entered into an agreement to sell certain wastewater facilities main extension agreements and offsite water management agreements for the contemplated Loop 303 service area, along with their related rights and obligations (which we refer to collectively as the “Loop 303 Contracts”), relating to the 7,000-acre territory within a portion of the western planning area of the City of Glendale, Arizona known as the “Loop 303 Corridor.” Pursuant to the agreement, we sold the Loop 303 Contracts to EPCOR for total proceeds of approximately $4.1 million which was paid to us over time as certain milestones were met between EPCOR and the developers/landowners of the Loop 303 Corridor. As of December 31, 2020, we had received the full $4.1 million of the proceeds with the final $1.0 million having been received in March 2019. These proceeds were recorded as other income.

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

Pursuant to Internal Revenue Code §1033, we would have been able to defer the gain on condemnation through the end of 2017, which was subsequently extended through the end of 2020. The Company fully deferred the remaining tax liability during the year ended December 31, 2020.
ACC Tax Docket

On December 20, 2017, the ACC opened a docket to address the utility ratemaking implications of the TCJA. The ACC subsequently approved an order in February 2018 requiring Arizona utilities to apply regulatory accounting treatment, which includes the use of regulatory assets and regulatory liabilities, to address all impacts from the enactment of the TCJA.

On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities due to lower corporate tax rates under the TCJA.  Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of our revenue requirement under Rate Decision No. 74364 enacted in February 2014. In 2020, the annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities were approximately $381,000, $596,000, $16,000, and $5,000, respectively. In 2021, the final year of the phase-in, the annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities will be approximately $415,000, $669,000, $16,000, and $5,000, respectively. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the difference of the fully phased-in rates to be applied in 2021 versus the years leading up to 2021 (i.e., 2018 through 2020).

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
ACC Rate Case

On August 28, 2020, 12 of our 16 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, which proposed a collective revenue requirement increase of $4.6 million (relative to expected revenues in 2021, which is the final year of the rate phase-in from the last rate case) based on a 2019 test year. Certain of our utilities, including Santa Cruz and Palo Verde, have also requested that the rate increases be phased in over three years, beginning January 1, 2022. The consolidated rate increase, if approved by the ACC, would result in the estimated average monthly residential bill for Santa Cruz and Palo Verde customers increasing approximately $4.93, $5.72, and $4.12 in the aggregate in each of 2022, 2023, and 2024, respectively.

We also requested the consolidation of water and/or wastewater rates for our Red Rock, Santa Cruz, Palo Verde, Picacho Water, and Picacho Utilities. These utilities are all located in Pinal County; make up approximately 97% of the Company's active service connections; provide or will provide water, wastewater, and recycled water services; and are expected to create economies of scale that are beneficial to all customers if consolidated.

There can be no assurance, however, that the ACC will approve the requested rate increase or any increase or the consolidation of water and wastewater rates described above, and the ACC could take other actions as a result of the rate case. Further, it is possible that the ACC may determine to decrease future rates. There can also be no assurance as to the timing of when an approved rate increase (if any) would go into effect.

Acquisition of Red Rock Utilities

On October 16, 2018, we completed the acquisition of Red Rock, an operator of a water and a wastewater utility with service areas in Pima and Pinal counties of Arizona, for a purchase price of $5.9 million. The acquisition added over 1,650 connections and approximately 9 square miles of service area. The Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. The three specified growth premium areas are located in Pima County, Arizona where Red Rock has not yet begun operating, and where Red Rock is authorized to provide water utility services only. As of December 31, 2020, no meters have been installed and no accounts have been established in any of the three growth premium areas. We believe this acquisition is consistent with the Company's declared strategy of making accretive acquisitions.
Recent Events
2020 Common Stock Offering

On January 21, 2020, we completed a public offering of 870,000 shares of common stock at a public offering price per share of $12.50, for gross proceeds of $10.9 million. On January 30, 2020, we issued an additional 130,000 shares of common stock at the public offering price of $12.50 per share, for gross proceeds of $1.6 million, resulting in total proceeds from the offering of approximately $12.5 million. The issuance of the additional shares was completed pursuant to the exercise in full of the underwriter's over-allotment option. We received net proceeds of approximately $11.5 million after deducting underwriting discounts and commissions and offering expenses payable by us, which collectively totaled approximately $1.0 million.
Revolving Credit Line
On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation, for a two-year revolving line of credit up to $10.0 million with a maturity date of April 30, 2022. This new credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, bears an interest rate equal to the London Interbank Offered Rate (LIBOR) plus 2.00% and has no unused line fee. This new credit facility replaced the previous revolving line of credit with MidFirst Bank, which was terminated in April 2020. As of December 31, 2020, we had no outstanding borrowings under this credit line.
Immaterial Acquisitions
During the twelve months ended December 31, 2020, the Company completed four immaterial acquisitions of water utilities, Mirabell, Francesca, Tortolita, and Lyn Lee, which added 262 total service connections. We believe these acquisitions are consistent with the Company's declared strategy of making accretive acquisitions.
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

Comparison of Results of Operations for the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2020	2019
Revenues	$38,627	$35,471
Operating expenses	31,292	28,510
Operating income	7,335	6,961
Total other expense	(5,459)	(3,575)
Income before income taxes	1,876	3,386
Income tax expense	(771)	(1,162)
Net income	$1,105	$2,224

Basic earnings per common share	$0.05	$0.10
Diluted earnings per common share	$0.05	$0.10

Revenues – The following table summarizes our revenues for the years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2020	2019
Water services	$18,072	$16,143
Wastewater and recycled water services	20,394	19,263
Unregulated revenues	161	65
Total revenues	$38,627	$35,471

Total revenues increased $3.2 million, or 8.9%, to $38.6 million for the year ended December 31, 2020 compared to $35.5 million for the year ended December 31, 2019. The increase in total revenues was driven by increased consumption and organic growth in connections.

Water Services – Water services revenue increased $1.9 million, or 11.9%, to $18.1 million for the year ended December 31, 2020 compared to $16.1 million for the year ended December 31, 2019. The increase in water services revenue was primarily due to increased consumption and organic growth.
Water services revenue based on consumption increased $1.7 million, or 23.6%, to $8.8 million for the year ended December 31, 2020 compared to $7.1 million for the year ended December 31, 2019. The increase in consumption revenue was primarily driven by increased residential consumption.
Active water connections increased 7.1% to 25,449 as of December 31, 2020 from 23,770 as of December 31, 2019, primarily due to growth in new connections.
Water consumption increased 15.3% to 3.3 billion gallons for the year ended December 31, 2020, compared to 2.8 billion gallons for the year ended December 31, 2019. The increase in consumption was primarily attributed to the increase in consumption seen across virtually all of our customers.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.5 million, or 5.4%, to $9.1 million for the year ended December 31, 2020 compared to $8.6 million for the year ended December 31, 2019. The increase was primarily driven by an increase in active service water connections, combined with an increase in rates related to Rate Decision No. 74364.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $1.1 million, or 5.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in wastewater and recycled water services revenue is primarily driven by a $0.9 million increase in wastewater services revenue. The increase in wastewater services revenue is attributed to the increase in rates related to Rate Decision No. 74364, as well as the increase in active wastewater connections, which increased 6.3% to 23,450 as of December 31, 2020 from 22,053 as of December 31, 2019.
Recycled water services revenue, which is based on the number of gallons delivered, increased $0.2 million, or 18.4%, to $1.2 million for the year ended December 31, 2020 compared to $1.0 million for the year ended December 31, 2019. The increase in recycled water services revenue was primarily related to the increase in connections. The volume of recycled water delivered increased 130 million gallons, or 20.3%, to 768 million gallons for the year ended December 31, 2020 compared to 639 million gallons for the year ended December 31, 2019. Recycled water rates increased 8.6% per Rate Decision No. 74364 compared to 2019.
Operating Expenses – The following table summarizes our operating expenses for the year ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2020	2019
Operations and maintenance	$9,539	$7,237
Operations and maintenance - related party	—	1,678
General and administrative	12,722	11,242
Depreciation	9,031	8,353
Total operating expenses	$31,292	$28,510
Until December 2019, when it ceased operations, Global Water Management, LLC (“GWM”) provided substantially all of the billing, customer service, and other support services for the Company’s regulated utilities. When GWM ceased operations, we brought the customer service and billing operations in-house and entered into new contract services agreements to replace the services previously provided by GWM through its FATHOM platform. As described further below, this transition resulted in increased operations and maintenance expense and the elimination of operations and maintenance – related party expenses. Additionally, the Company no longer receives royalty payments that were previously based upon a percentage of certain of GWM’s recurring revenue, which was historically recorded as Other – related party income.
Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax, increased $2.3 million, or 31.8%, for the year ended December 31, 2020 compared to the year ended December 31, 2019.
Contract services increased $1.0 million to $1.2 million for the year ended December 31, 2020 compared to $0.2 million for the year ended December 31, 2019, primarily due to new services agreements we entered into in connection with the FATHOM transition.
Total personnel expenses increased $0.8 million, or 40.2%, to $3.0 million for the year ended December 31, 2020 compared to $2.1 million for the year ended December 31, 2019. The increase in personnel expenses was primarily driven by the hiring of additional employees to bring the customer service and billing operations in-house as discussed above, coupled with an increase in employee medical benefits expense.
Utilities power and related expenses increased $0.2 million, or 9.9%, to $2.0 million for the year ended December 31, 2020 compared to $1.8 million for the year ended December 31, 2019. The increase was primarily due to increased electric utility expense due to increased pump usage, which was in line with increased revenues.
Property tax expense increased $0.2 million, or 8.8%, to $2.4 million for the year ended December 31, 2020 compared to $2.2 million for the year ended December 31, 2019. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues. As revenues increase, we expect property taxes to also increase.
Operations and maintenance - related party – Operations and maintenance - related party expense decreased to zero for the year ended December 31, 2020 compared to $1.7 million for the year ended December 31, 2019 as a result of the FATHOM transition.
General and Administrative – General and administrative costs include the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $1.5 million, or 13.2%, for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Personnel related costs increased $1.3 million, or 32.1%, to $5.2 million for the year ended December 31, 2020 compared to $4.0 million for the year ended December 31, 2019. The increase was primarily related to increases in salaries and bonuses due to the hiring of additional employees, coupled with increases in other employee benefits expense for the year ended December 31, 2020 compared to the year ended December 31, 2019.
Deferred compensation expense increased $0.3 million, or 18.9%, to $2.0 million for the year ended December 31, 2020 compared to $1.7 million for the year ended December 31, 2019. The increase was primarily related to restricted stock awards granted and partially vested during the year ended December 31, 2020. The increase was partially offset by the lower increase in the carrying value of our equity awards due to the year over year change in our stock price, which increased $1.26 for the year ended December 31, 2020 compared to an increase of $3.01 for the year ended December 31, 2019. Refer to Note 14 — “Deferred Compensation Awards” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.
Depreciation and amortization - Depreciation and amortization expense increased $0.7 million, or 8.1%, to $9.0 million for the year ended December 31, 2020, from $8.4 million for the year ended December 31, 2019. The increase was primarily driven by increased depreciation due to the increase in fixed assets, coupled with amortization of intangible assets.
Other Expense – Other expense totaled $5.5 million for the year ended December 31, 2020 compared to $3.6 million for the year ended December 31, 2019. The increase of $1.9 million in other expense was primarily attributed to the receipt of the remaining $1.0 million of proceeds in March 2019 relating to the Loop 303 Contracts, which was recorded as other income for the year ended December 31, 2019. The increase was also due to the $0.6 million expense related to loss on asset disposals recognized during the year ended December 31, 2020, as well as the elimination of the FATHOM royalty.
Income Tax Expense – Income tax expense of $0.8 million was recorded for the year ended December 31, 2020 compared to $1.2 million for the year ended December 31, 2019. The decrease was primarily driven by a reduction in pre-tax net income for the year ended December 31, 2020.
Net Income – Our net income totaled $1.1 million for the year ended December 31, 2020 compared to net income of $2.2 million for the year ended December 31, 2019. The $1.1 million decrease was primarily attributed to the $1.9 million increase in total other expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 resulting from the final payout pursuant to the Loop 303 contracts received in the first quarter of 2019, combined with the loss on asset disposals recognized during the year ended December 31, 2020. The increase in other expense was partially offset by the $0.4 million increase in operating income for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Outstanding Share Data
As of March 1, 2021, there were 22,537,381 shares of our common stock outstanding and options to acquire an additional 625,913 shares of our common stock outstanding.
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
As of December 31, 2020, other than expenditures within the normal course of business, the company has no notable near-term cash expenditures, other than the first principle payment on its debt obligation in the amount of $1.9 million due in December of 2021. While specific facts and circumstances could change, we believe that we have sufficient cash on hand, and the ability to draw on the $10.0 million revolver, and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan as well as remain in compliance with our debt covenants for at least the next twelve months. However, our near term cash flow may be impacted by the COVID-19 pandemic. Refer to “Risk Factors” included in Part I, Item 1A of this Form 10-K for additional risks we face due to the COVID-19 pandemic.
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
For the year ended December 31, 2020, our net cash provided by operating activities totaled $14.6 million compared to $11.6 million for the year ended December 31, 2019. The $3.0 million increase in cash from operating activities was primarily driven by the increase in other non-current liabilities of $2.9 million in 2020 compared to the $0.9 million decrease in 2019, partially offset by a decrease in accounts payable of $1.4 million, coupled with a decrease in net income of $1.1 million.
Cash from Investing Activities
Our net cash used in investing activities totaled $9.4 million for the year ended December 31, 2020 compared to $10.1 million for the year ended December 31, 2019. The $0.6 million change in cash used in investing activities was driven by the decrease in capital expenditures of $2.1 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in capital expenditures primarily related to the deferral on the gain realized from the condemnation of the operations and assets of Valencia being completed by the first quarter of 2020 as discussed further below. This decrease was slightly offset by the cash received from the final payout pursuant to the Loop 303 contracts during the year ended December 31, 2019.
We continue to invest capital prudently in our existing, core service areas where we are able to deploy our Total Water Management model as this includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. Additionally, to defer our tax liability of approximately $19.4 million resulting from the gain on the condemnation of the operations and assets of Valencia, we have completed the planned investments within our capital improvement plan that we determined will qualify under the Internal Revenue Code §1033 re-investment criteria pursuant to a favorable Private Letter Ruling with the IRS. Refer to “—Corporate Transactions—Private Letter Ruling” for additional information. Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors. In particular, we continue to monitor the rapidly evolving COVID-19 pandemic. We may reduce capital expenditures in the future, but will, in any event, continue to invest in maintenance related capital expenditures and perform those projects that are necessary to continue providing services.
Cash from Financing Activities
Our net cash provided by financing activities totaled $7.1 million for the year ended December 31, 2020, a $12.7 million change as compared to the $5.6 million in cash used in financing activities for the year ended December 31, 2019. This change was primarily driven by the $11.5 million in net proceeds received from our public offering of stock in January 2020, coupled with an increase of $2.1 million in AIAC cash payments received from developers for their portion of the taxes due for conveyances (refer to "—Corporate Transactions—ACC Tax Docket" for more information) for the year ended December 31, 2020. These cash provided by financing activities was slightly offset by an increase in dividends paid of $0.4 million for the year ended December 31, 2020, compared to the year ended December 31, 2019.
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
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of December 31, 2020, the Company was in compliance with its financial debt covenants.
Debt issuance costs as of both December 31, 2020 and December 31, 2019 were $0.6 million.
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
Similar to the senior secured notes, the Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2022, the ratio drops to 1.20. Additionally, the Northern Trust Loan Agreement contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants were subject to various qualifications and limitations as set forth in the Northern Trust Loan Agreement. Pursuant to the Northern Trust Loan Agreement, the revolving credit facility is subject to certain customary events of default after which the revolving credit facility could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. Refer to Note 12 — "Debt" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information. As of December 31, 2020, the Company was in compliance with its financial debt covenants.
As of December 31, 2020, the Company had no outstanding borrowings under this credit line with The Northern Trust Company. The Company incurred $73,000 debt issuance costs as of December 31, 2020 related to the Northern Trust Loan Agreement.
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
Recent Accounting Pronouncements
A discussion of recently issued and recently issued but not yet adopted accounting pronouncements is included footnote 1 to the consolidated financial statements contained in Part II, Item 8 of this Form 10-K and is incorporated herein by reference.
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
Off Balance Sheet Arrangements
As of December 31, 2020 and 2019, we did not have any off-balance sheet arrangements.

Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Global Water Resources, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Global Water Resources, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
March 3, 2021

We have served as the Company's auditor since 2003.

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	340,193	326,303
Less accumulated depreciation	(101,302)	(92,749)
Net property, plant and equipment	238,891	233,554
CURRENT ASSETS:
Cash and cash equivalents	18,033	7,513
Accounts receivable — net	2,147	1,631
Customer payments in-transit	306	—
Due from affiliates	—	426
Unbilled revenue	2,304	2,048
Prepaid expenses and other current assets	665	675
Total current assets	23,455	12,293
OTHER ASSETS:
Goodwill	4,600	4,398
Intangible assets — net	11,185	12,554
Regulatory asset	2,036	1,715
Deposits	9	—
Restricted cash	3,272	1,582
Other noncurrent assets	—	17
Total other assets	21,102	20,266
TOTAL ASSETS	283,448	266,113
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	531	992
Accrued expenses	8,261	7,546
Deferred revenue	4	—
Customer and meter deposits	1,558	1,445
Long-term debt and capital leases — current portion	2,035	117
Total current liabilities	12,389	10,100
NONCURRENT LIABILITIES:
Long-term debt and capital leases	112,659	114,664
Deferred revenue - ICFA	17,843	17,372
Regulatory liability	7,986	8,803
Advances in aid of construction	76,384	67,621
Contributions in aid of construction — net	14,632	14,520
Deferred income tax liabilities, net	3,652	4,919
Acquisition liability	1,773	1,773
Other noncurrent liabilities	3,942	1,669
Total noncurrent liabilities	238,871	231,341
Total liabilities	251,260	241,441
Commitments and contingencies (Refer to Note 16)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 22,690,477 and 21,636,420 shares issued as of December 31, 2020 and December 31, 2019, respectively.	227	216
Treasury stock, 102,711 and 99,039 shares at December 31, 2020 and December 31, 2019, respectively.	(1)	(1)
Paid in capital	$31,962	$24,457
Retained earnings	—	—
Total shareholders' equity	32,188	24,672
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	283,448	266,113
See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
REVENUES:
Water services	$18,072	$16,143
Wastewater and recycled water services	20,394	19,263
Unregulated revenues	161	65
Total revenues	38,627	35,471

OPERATING EXPENSES:
Operations and maintenance	9,539	7,237
Operations and maintenance - related party	—	1,678
General and administrative	12,722	11,242
Depreciation and amortization	9,031	8,353
Total operating expenses	31,292	28,510
OPERATING INCOME	7,335	6,961

OTHER INCOME (EXPENSE):
Interest income	93	203
Interest expense	(5,377)	(5,388)
Other	(175)	1,309
Other - related party	—	301
Total other expense	(5,459)	(3,575)

INCOME BEFORE INCOME TAXES	1,876	3,386
INCOME TAX EXPENSE	(771)	(1,162)
NET INCOME	$1,105	$2,224

Basic earnings per common share	$0.05	$0.10
Diluted earnings per common share	$0.05	$0.10
Dividends declared per common share	$0.29	$0.29

Weighted average number of common shares used in the determination of:
Basic	22,518,636	21,516,620
Diluted	22,574,093	21,531,594

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2018	21,530,470	$215	(59,174)	$(1)	$27,657	$—	$27,871
Dividend declared $0.29 per share	—	—	—	—	(3,948)	(2,224)	(6,172)
Treasury stock	—	—	(39,865)	—	—	—	—
Stock option exercise	105,950	1	—	—	412	—	413
Stock compensation	—	—	—	—	336	—	336
Net income	—	—	—	—	—	2,224	2,224
BALANCE - December 31, 2019	21,636,420	$216	(99,039)	$(1)	$24,457	$—	$24,672
Dividend declared $0.29 per share	—	—	—	—	(5,434)	(1,105)	(6,539)
Issuance of Common Stock	1,049,163	11			11,508		11,519
Treasury stock	—	—	(3,672)	—	(1)	—	(1)
Stock option exercise	4,894	—	—	—	—	—	—
Stock compensation	—	—	—	—	1,432	—	1,432
Net income	—	—	—	—	—	1,105	1,105
BALANCE - December 31, 2020	22,690,477	$227	(102,711)	$(1)	$31,962	$—	$32,188

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	1,105	$2,224
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	3,286	2,051
Depreciation and amortization	9,031	8,353
Amortization of deferred debt issuance costs and discounts	134	88
Gain on sale of Loop 303 contracts	—	(1,000)
Loss on equity investment	—	79
Other gains	552	5
Provision for doubtful accounts receivable	140	50
Deferred income tax expense	(1,275)	570
Changes in assets and liabilities
Accounts receivable	(641)	(193)
Other current assets	(121)	(60)
Accounts payable and other current liabilities	(176)	(1,584)
Other noncurrent assets	(321)	75
Other noncurrent liabilities	2,852	908
Net cash provided by operating activities	14,566	11,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,131)	(11,187)
Cash paid for acquisitions, net of cash acquired	(302)	—
Cash received from the sale of Loop 303 contracts	—	1,000
Other cash flows from investing activities	(9)	131
Net cash used in investing activities	(9,442)	(10,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(6,539)	(6,165)
Advances in aid of construction	3,304	1,199
Refunds of advances for construction	(992)	(952)
Proceeds from stock option exercise	—	414
Principal payments under capital lease	(109)	(64)
Loan borrowings	—	35
Loan repayments	(22)	(39)
Proceeds from sale of stock	11,738	—
Debt issuance costs paid	(73)	(40)
Payments of offering costs for sale of stock	(221)	—
Net cash provided by (used in) financing activities	7,086	(5,612)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	12,210	(4,102)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	9,095	13,197
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	21,305	$9,095

See accompanying notes to the consolidated financial statements

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2020	2019
Cash and cash equivalents	$18,033	$7,513
Restricted Cash	3,272	1,582
Total cash, cash equivalents, and restricted cash	$21,305	$9,095

GLOBAL WATER RESOURCES, INC.
Notes to the Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Description of Business
Global Water Resources, Inc. (the “Company” or “GWRI”) is a water resource management company that owns, operates, and manages water, wastewater, and recycled water utilities in strategically located communities, principally in metropolitan Phoenix, Arizona. GWRI seeks to deploy an integrated approach, which the Company refers to as “Total Water Management". Total Water Management is a comprehensive approach to water utility management that reduces demand on scarce non-renewable water sources and costly renewable water supplies, in a manner that ensures sustainability and greatly benefits communities both environmentally and economically. This approach employs a series of principles and practices that can be tailored to each community:
•Reuse of recycled water, either directly or to non-potable uses, through aquifer recharge, or direct potable reuse;
•Regional planning;
•Use of advanced technology and data;
•Employing subject matter experts and remaining thought and application leaders;
•Leading outreach and educational initiatives to ensure all stakeholders including customers, development partners, regulators, and utility staff are knowledgeable on the principles and practices of our Total Water Management approach; and
•Establishing partnerships with communities, developers, and industry stakeholders to gain support of our Total Water Management principles and practices.
GWRI currently owns sixteen water and wastewater utilities in strategically targeted communities principally in metropolitan Phoenix. GWRI currently serves more than 66,000 people in approximately 24,000 homes within our 366 square miles of certificated service areas, which are serviced by eleven wholly-owned regulated operating subsidiaries as of December 31, 2020. Approximately 92.8% of the Company’s active service connections are customers of its Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”) utilities. GWRI has grown significantly since its formation in 2003, with total revenues increasing from $4.9 million in 2004 to $38.6 million in 2020, and total service connections increasing from 8,113 as of December 31, 2004 to 49,158 as of December 31, 2020, with regionally planned service areas large enough to serve approximately two million service connections.
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

Corporate Transactions
Sale of certain MXA and WMA contracts
In September 2013, the Company sold its Wastewater Facilities Main Extension Agreements (“MXA”) and Offsite Water Management Agreements (“WMA") for the contemplated Loop 303 service area along with their related rights and obligations to EPCOR Water Arizona Inc. (“EPCOR”) (collectively the “Transfer of Project Agreement”, or “Loop 303 Contracts”). Pursuant to the Transfer of Project Agreement, EPCOR agreed to pay GWRI approximately $4.1 million over a multi-year period. As of December 31, 2020, the Company had received the full $4.1 million of the proceeds having received the final payment of $1.0 million in March 2019. These proceeds were recorded as other income.
Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.
On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company, Inc. ("Valencia") to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye paid the Company $55.0 million at close, plus an additional $0.1 million in working capital adjustments. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. The Company received growth premiums of $0.2 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.
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

Pursuant to Internal Revenue Code §1033, we would have been able to defer the gain on condemnation through the end of 2017, which was subsequently extended through the end of 2020. The Company fully deferred the remaining tax liability during the year ended December 31, 2020.
Acquisition of Red Rock Utilities

On October 16, 2018, the Company completed the acquisition of Red Rock Utilities ("Red Rock"), an operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona, for a purchase price of $5.9 million. The acquisition added over 1,650 connections and approximately 9 square miles of service area. The Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. The three specified growth premium areas are located in Pima County, Arizona where Red Rock has not yet begun operating, and where Red Rock is authorized to provide water utility services only. As of December 31, 2020, no meters have been installed and no accounts have been established in any of the three growth premium areas.
ACC Tax Docket
The Company had a regulatory asset of $2.0 million and $1.7 million at December 31, 2020 and December 31, 2019, respectively, and regulatory liabilities of $0.7 million and $0.6 million at December 31, 2020 and 2019, respectively, related to the Federal Tax Cuts and Jobs Act (the "TCJA") signed into law on December 22, 2017. Under Accounting Standards Codification ("ASC") 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred income taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers.

On December 20, 2017, the Arizona Corporation Commission (the “ACC”) opened a docket to address the utility ratemaking implications of the TCJA. The ACC subsequently approved an order in February 2018 requiring Arizona utilities to apply regulatory accounting treatment, which includes the use of regulatory assets and regulatory liabilities, to address all impacts from the enactment of the TCJA.
On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities due to the lower corporate tax rates under the TCJA.  Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of our revenue requirement under Rate Decision No. 74364 enacted in February 2014. In 2020, the annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities were approximately $381,000, $596,000, $16,000, and $5,000, respectively. In 2021, the final year of the phase-in, the annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities will be approximately $415,000, $669,000, $16,000, and $5,000, respectively. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the difference of the fully phased-in rates to be applied in 2021 versus the phased-in rates refunded in the years leading up to 2021 (i.e., 2018 through 2020).

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

On November 27, 2018, February 20, 2019, February 28, 2019, and January 23, 2020, the ACC adopted orders relating to the funding for income taxes on contributions in aid of construction ("CIAC") and advances in aid of construction ("AIAC") (which became taxable for our regulated utilities under the TCJA). Those orders 1) require that under the hybrid sharing method, a contributor will pay a gross-up to the utility consisting of 55% of the income tax expense with the utility covering the remaining 45% of the income tax expense; 2) remove the full gross-up method option for Class A and B utilities and their affiliates (which includes all of our utilities); 3) ensure proper ratemaking treatment of a utility using the self-pay method; 4) clarify that pass-through entities that are owned by a “C” corporation can recover tax expense according to methods allowed; and 5) require Class A and B utilities to self-pay the taxes associated with hook-up fee contributions but permit using a portion of the hook-up fees to fund these taxes. The Company's utilities have adopted the hybrid sharing method for income tax on CIAC and AIAC.

ACC Rate Case

On August 28, 2020, 12 of our 16 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, which proposed a collective revenue requirement increase of $4.6 million (relative to expected revenues in 2021, which is the final year of the rate phase-in from the last rate case) based on a 2019 test year. Certain of our utilities, including Santa Cruz and Palo Verde, have also requested that the rate increases be phased in over three years, beginning January 1, 2022. The consolidated rate increase, if approved by the ACC, would result in the estimated average monthly residential bill for Santa Cruz and Palo Verde customers increasing approximately $4.93, $5.72, and $4.12 in the aggregate in each of 2022, 2023, and 2024, respectively.

We also requested the consolidation of water and/or wastewater rates for our Red Rock, Santa Cruz, Palo Verde, Picacho Water, and Picacho Utilities. These utilities are all located in Pinal County; make up approximately 97% of the Company's active service connections; provide or will provide water, wastewater, and recycled water services; and are expected to create economies of scale that are beneficial to all customers if consolidated.

There can be no assurance, however, that the ACC will approve the requested rate increase or any increase or the consolidation of water and wastewater rates described above, and the ACC could take other actions as a result of the rate case. Further, it is possible that the ACC may determine to decrease future rates. There can also be no assurance as to the timing of when an approved rate increase (if any) would go into effect.

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
Immaterial Acquisitions
During the twelve months ended December 31, 2020, the Company completed four immaterial acquisitions of water utilities, Global Water - Mirabell Water Company ("Mirabell"), Global Water - Francesca Water Company ("Francesca"), Global Water - Tortolita Water Company ("Tortolita"), and Global Water - Lyn Lee Water Company ("Lyn Lee"), which added 262 total service connections.
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
Water connection fees are the fees associated with the application process to set up a customer to receive utility service on an existing water meter. These fees are approved by the ACC through the regulatory process and are set based on the costs incurred to establish services including the application process, billing setup, initial meter reading, and service transfer. Because the amounts charged for water connection fees are set by our regulator and not negotiated in conjunction with the pricing of ongoing water service, the connection fees represent the culmination of a separate earnings process and are recognized when the service is provided. For the years ended December 31, 2020 and 2019, the Company recognized $0.2 million and $0.3 million in connection fees, respectively.
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
Revenue Recognition—Wastewater and Recycled Water Services
Wastewater and recycled water services revenues are generally recognized when service is rendered. Wastewater services are billed at a fixed monthly amount per connection, and recycled water services are billed monthly based on volumetric fees.
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

Restricted Cash
Restricted cash represents cash deposited relating to HUF tariffs, asset retirement obligations, and pending legal matters. The following table summarizes the restricted cash balance as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
HUF funds	$2,482	$627
Certificate of deposits	$790	705
Liability Deposit	$—	250
	$3,272	$1,582
Customer Payments In-Transit
Customer payments in-transit represent funds received by our third-party payment processor related to customer payments, a majority of which were paid for with debit cards, credit cards, and checks, to which the Company does not have immediate access but settles within a few days of the payment transaction.
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s valuation allowance totaled zero as of December 31, 2020 and 2019 (see Note 13 – “Income Taxes”).
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
As of December 31, 2020, the Company had 625,913 options outstanding to acquire an equivalent number of shares of GWRI common stock. The 382,771 options outstanding from the 2017 option grant equated to 48,094 common share equivalents, which were included within the calculation of diluted earnings per share for the year ended December 31, 2020. The remaining 243,142 options outstanding from the 2019 option grant were not included within the calculation of diluted earnings per share as to do so would be antidilutive. As of December 31, 2020, there were 128,327 restricted stock awards outstanding. The 128,327 restricted stock awards outstanding equated to 7,363 common share equivalents, which were included within the calculation of diluted earnings per share for the year ended December 31, 2020.
As of December 31, 2019, the Company had 632,500 options outstanding to acquire an equivalent number of shares of GWRI common stock. The 386,896 options outstanding from the 2017 option grant equated to 14,974 common share equivalents, which were included within the calculation of diluted earnings per share for the year ended December 31, 2019. The remaining 245,604 options outstanding from the 2019 option grant were not included within the calculation of diluted earnings per share as to do so would be antidilutive.
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
Intangible Assets
Intangible assets not subject to amortization consist of certain permits expected to be renewable indefinitely, water rights, and certain service areas acquired in transactions which did not meet the definition of business combinations for accounting purposes, and are considered to have indefinite lives. Intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more often if certain circumstances indicate a possible impairment may exist. Amortized intangible assets consist primarily of acquired ICFA contract rights. Refer to Note 2 – "Regulatory Decision and Related Accounting and Policy Changes” for additional information about ICFAs.
Debt Issuance Costs
In connection with the issuance of some of our long-term debt, we have incurred legal and other costs that we believe are directly attributable to realizing the proceeds of the debt issued. These costs are netted against long-term debt and amortized as interest expense using the effective interest method over the term of the respective debt. Amortization of debt issuance costs and discounts totaled $0.1 million for both years ended December 31, 2020 and 2019.
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
Advances and Contributions in Aid of Construction
The Company has various agreements with developers and builders, whereby funds, water line extensions, or wastewater line extensions are provided to us by the developers and are considered refundable advances for construction. These AIAC are non-interest-bearing and are subject to refund to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility services constructed under the agreement over a specified period. Upon the expiration of the agreements’ refunding period, the remaining balance of the advance becomes nonrefundable and at that time is considered CIAC. CIAC are amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, utility plant funded by AIAC or CIAC are excluded from rate base. AIAC balances of $0.1 million and $2.9 million were transferred to CIAC for the years ended December 31, 2020 and 2019, respectively.
Fair Value of Financial Instruments
The carrying values of cash equivalents, trade receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. See Note 12 – “Debt” for information as to the fair value of our long-term debt. Our refundable AIAC have a carrying value of $76.4 million and $67.6 million as of December 31, 2020 and 2019, respectively. Portions of these non-interest-bearing instruments are payable annually through 2032 and amounts not paid by the contract expiration dates become nonrefundable. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases. However, the fair value of these amounts would be less than their carrying value due to the non-interest-bearing feature.
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
Future Adoption of Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”, or "ASC 842"). ASU 2016-02 requires lessees to record a right-of-use asset and corresponding lease obligation for lease arrangements with a term of greater than twelve months. ASU 2016-02 requires additional disclosures about leasing arrangements and requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 ("ASU 2018-10"). ASU 2018-10 improves various aspects within ASC 842, such as rate implicit in the lease, lessee's reassessment of lease classification, lease term and purchase option, as well as many other aspects of the guidance. In July 2018, the FASB issued ASU 2018-11, Leases Topic 842, Targeted Improvements ("ASU 2018-11"). ASU 2018-11 provides entities the option to elect not to recast the comparative periods presented when transitioning to ASC 842 and lessors may elect not to separate lease and non-lease components when certain conditions are met. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) ("ASU 2019-10"). ASU 2019-10 amends the effective dates for certain major new accounting standards including those related to leases. Due to qualifying as an emerging growth company, the Company is required to adopt all lease related ASUs on January 1, 2021. The Company will adopt this new standard during the first quarter of 2021 using the modified retrospective method and will not apply the standard to the comparative periods presented in the year of adoption. The Company is finalizing its implementation of the accounting and is updating certain of its business processes and internal controls to meet the reporting and disclosure requirements of the new standard. The Company does not expect the implementation to result in material changes to our consolidated financial statements.
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

On August 28, 2020, 12 of our 16 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, as well as the consolidation of water and/or wastewater rates for certain utilities. Refer to Note 1 — “Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions — ACC Rate Case” for additional information.

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
As of December 31, 2020 and December 31, 2019, ICFA deferred revenue recorded on the consolidated balance sheet totaled $17.8 million and $17.4 million, respectively, which represents deferred revenue recorded for ICFA funds received on contracts that had become due prior to Rate Decision No. 74364.
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
As of December 31, 2020, regulatory liability recorded on the consolidated balance sheet totaled $8.0 million, of which $6.6 million relates to the offset of intangible assets related to ICFA contracts obtained in connection with our Santa Cruz, Palo Verde, and Sonoran acquisitions, and the remaining $1.4 million relates to the TCJA rate reduction mandated by the ACC pursuant to Rate Decision No. 76901.
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
The Company satisfies its performance obligation to provide water, wastewater, and recycled water services over time as the services are rendered. Regulated services may be terminated by the customers at will, and, as a result, no separate financing component is recognized for the Company's collections from customers, which generally require payment within 15 days of billing. The Company applies judgment, based principally on historical payment experience, in estimating its customers' ability to pay.
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
Disaggregated Revenues
For the years ended December 31, 2020 and 2019, disaggregated revenues from contracts with customers by major source and customer class are as follows (in thousands):

	Year Ended December 31,
	2020	2019
REGULATED REVENUE
Water Services
Residential	$12,818	$11,519
Irrigation	3,309	3,008
Commercial	836	768
Construction	540	152
Other water revenues	569	696
Total water revenues	18,072	16,143
Wastewater and recycled water services
Residential	18,056	17,053
Commercial	933	908
Recycled water revenues	1,181	922
Other wastewater revenues	224	380
Total wastewater and recycled water revenues	20,394	19,263
TOTAL REGULATED REVENUE	38,466	35,406
UNREGULATED REVENUE
ICFA revenues	—	—
Rental revenues	160	64
Other Miscellaneous revenues	1	1
TOTAL UNREGULATED REVENUE	161	65
TOTAL REVENUE	$38,627	$35,471
Contract Balances
Our contract assets and liabilities consist of the following (in thousands):

	December 31, 2020	December 31, 2019
CONTRACT ASSETS
Accounts receivable
Water services	$1,203	$791
Wastewater and recycled water services	1,149	926
Total contract assets(1)	$2,352	$1,717
CONTRACT LIABILITIES
Deferred revenue - ICFA	$17,843	$17,372
Refund liability - regulated(2)	733	587
Deferred revenue - other(3)	4	—
Total contract liabilities	$18,580	$17,959
(1) The increase in accounts receivable was primarily due to the effects of the ACC calling for a moratorium on disconnections and late fees due to the novel strain of coronavirus ("COVID-19") pandemic, coupled with the increase in customers in 2020 compared to 2019.
(2) The increase in refund liability is due to the phase-in approach approved in Rate Decision No. 76901. Refer to Note 1—"Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions — ACC Tax Docket" of the notes to the consolidated financial statements for further details.

(3) The increase in deferred revenue - other is due to a new rental contract entered into during the three months ended March 31, 2020, for which rental payments were collected in advance.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $17.8 million at December 31, 2020 and approximately $17.4 million at December 31, 2019. Deferred revenue is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. Due to the uncertainty of future events, the Company is unable to estimate when to expect recognition of deferred revenue.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at December 31, 2020 and December 31, 2019 consist of the following (in thousands):

	December 31, 2020	December 31, 2019	Average Depreciation Life (in years)
Mains/lines/sewers	$145,910	$138,173	49
Plant	96,654	94,615	31
Equipment	37,347	35,497	14
Meters	14,548	14,057	13
Furniture, fixture and leasehold improvements	1,650	623	27
Computer and office equipment	1,108	785	6
Software	241	241	3
Land and land rights	1,159	1,051
Other	699	700
Construction work-in-process	40,877	40,561
Total property, plant and equipment	340,193	326,303
Less accumulated depreciation	(101,302)	(92,749)
Net property, plant and equipment	$238,891	$233,554

5. ACCOUNTS RECEIVABLE
Accounts receivable as of December 31, 2020 and December 31, 2019 consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Billed receivables	$2,352	$1,718
Less allowance for doubtful accounts	$(205)	(87)
Accounts receivable – net	$2,147	$1,631

The following table summarizes the allowance for doubtful accounts activity as of and for the years ended December 31, 2020 and December 31, 2019 (in thousands).

	Balance at Beginning of Period	Additions Charged to Expense	Charged to Other Accounts	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2020	$(87)	$(169)	$(7)	$58	$(205)
Year Ended December 31, 2019	$(145)	$(56)	$(24)	$138	$(87)

6. EQUITY METHOD INVESTMENT
The Company previously had an investment in a limited partnership, FATHOM Water Management Holdings, LLP, which, through subsidiaries, owned Global Water Management, LLC ("GWM"). This investment was accounted for under the equity method due to the investment being considered more than minor. In December of 2019, GWM ceased to provide substantially all of the billing, customer service, and other support services previously provided to its customers, including the Company's regulated utilities. The carrying value of this investment is zero as of both December 31, 2020 and 2019.
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of December 31, 2020, the goodwill balance of $4.6 million related to the Turner, Red Rock, Mirabell, Francesca, Tortolita, and Lyn Lee acquisitions. There were no indicators of impairment identified as a result of the Company's review of events and circumstances related to its goodwill subsequent to the acquisitions. Based on our annual impairment testing performed on November 1st, no impairment was recorded.
Intangible Assets
As of December 31, 2020 and December 31, 2019 intangible assets consisted of the following (in thousands):

	December 31, 2020			December 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	1,532		$1,532	$1,532		$1,532
Intangible trademark	13		13	13		13
Franchise contract rights	129		129	129		129
Organizational costs	67		67	67		67
	1,741		1,741	1,741		1,741
DEFINITE LIVED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(13,718)	4,260	17,978	(12,568)	5,410
Sonoran contract rights	7,406	(2,222)	5,184	7,406	(2,003)	5,403
	25,384	(15,940)	9,444	25,384	(14,571)	10,813
Total intangible assets	$27,125	$(15,940)	$11,185	$27,125	$(14,571)	$12,554
A Certificate of Convenience & Necessity ("CC&N") is a permit issued by the ACC allowing a public service corporation to serve a specified area, and preventing other public service corporations from offering the same services within the specified area. The CP Water CC&N intangible asset was acquired through the acquisition of CP Water Company in 2006. This CC&N permit has no outstanding conditions that would require renewal.
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

Acquired ICFAs and contract rights related to our 2005 acquisition of Sonoran Utility Services, LLC assets are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. Amortization in the amount of $1.4 million and $0.4 million was recorded for these balances for the years ended December 31, 2020 and 2019, respectively.

8. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a shareholder and director of the Company. Medical claims paid to the plan were approximately $0.9 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.

As GWM was previously owned by the Company, it had historically provided billing, customer service, and other support services for the Company’s regulated utilities. In connection with the sale of GWM in 2013, the Company agreed to use GWM's FATHOM platform for all of its regulated utility services for an initial term of 10 years pursuant to a services agreement. The services agreement was amended on November 17, 2016, which extended the term of the contract through December 31, 2026. As part of the amended agreement, the Company reduced the monthly rate per connection from $7.79 per water account/month to $6.24 per water account/month. Additionally, the scope of services was expanded to include a meter replacement program of approximately $11.4 million, wherein the Company replaced a majority of its meter infrastructure.
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

Pursuant to the services agreement, the Company was entitled to quarterly royalty payments based on a percentage of certain of GWM’s recurring revenues for a 10-year period, up to a maximum of $15.0 million, of which $2.3 million was received over the six year period. Accordingly, following the termination of the services agreement on December 20, 2019, the Company no longer received such royalty payments for periods after such date. During 2020, no FATHOM royalties were received and zero service fees were incurred. For the year ended December 31, 2019, the FATHOM royalties received totaled approximately $0.4 million and service fees incurred were $1.7 million.
9. ACCRUED EXPENSES
Accrued expenses at December 31, 2020 and December 31, 2019 consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Deferred compensation	$1,399	$2,008
Property taxes	1,191	1,095
Interest	472	475
Dividend payable	550	519
Asset retirement obligation	697	697
Accrued Bonus	569	344
Customer prepayments	356	315
Other accrued liabilities	3,027	2,093
Total accrued expenses	$8,261	$7,546

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019 were as follows (in thousands):

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
HUF Funds - restricted cash(1)	$—	$2,482	$—	$2,482	$—	$627	$—	$627
Demand Deposit(2)	2,135	—	—	2,135	2,132	—	—	2,132
Certificate of Deposit - Restricted(1)	—	790	—	790	—	705	—	705
Long-term debt(3)	—	127,724	—	127,724	—	121,075	—	121,075
Acquisition Liability(4)	—	—	838	838	—	—	838	838
Total	$2,135	$130,996	$838	$133,969	$2,132	$122,407	$838	$125,377

(1) HUF Funds - restricted cash and Certificate of Deposit - Restricted are presented on the Restricted cash line item of the Company's consolidated balance sheets. They are valued at amortized cost, which approximates fair value.

(2) Demand Deposit are presented on the Cash and cash equivalents line item of the Company's consolidated balance sheets. They are valued at amortized cost, which approximates fair value.

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
11. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of December 31, 2020 and December 31, 2019 are as follows (in thousands):

	December 31, 2020		December 31, 2019
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.38% Series A 2016, maturing June 2028	—	28,750	$—	$28,750
4.58% Series B 2016, maturing June 2036	1,917	84,333	—	86,250
1.20% WIFA Loan, maturing October 2032	—	—	—	—
4.65% Harquahala Loan, maturing January 2021	3	—	6	3
4.60% WIFA Loan, maturing March 2037	—	—	1	15
	1,920	113,083	7	115,018
OTHER
Capital lease obligations	115	136	110	251
Debt issuance costs	—	(560)	—	(605)
Total debt	$2,035	$112,659	$117	$114,664

 2016 Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter. The proceeds of the senior secured notes were primarily used to refinance the previously outstanding long-term tax exempt bonds, which were subject to an early redemption option at 103%, plus accrued interest, as a result of the the Company's initial public offering in the United States. As part of the refinancing of the long-term debt, the Company paid a prepayment penalty of $3.2 million and wrote off the remaining $2.2 million in capitalized loan fees related to the tax exempt bonds, which were recorded as additional interest expense in the second quarter of 2016. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. Debt issuance costs as of both December 31, 2020 and December 31, 2019 were $0.6 million.
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of December 31, 2020, the Company was in compliance with its financial debt covenants.
Eagletail Loans
In May 2017, the Company acquired Eagletail Water Company ("Eagletail"). As part of the acquisition, the Company assumed two unsecured loans held by Eagletail. These loans are payable to the Water Infrastructure Finance Authority of Arizona ("WIFA") and Harquahala Valley Community Benefits Foundation ("Harquahala"). The WIFA loan bears an interest rate of 1.20% over a 20-year term, while the Harquahala loan bears an interest rate of 4.65% over a 15-year term. The Company paid off the WIFA loan in March 2019 and the Harquahala loan in January 2021.
In 2017, the Company entered into a second loan payable to WIFA ("2017 WIFA"), and no borrowings were made until 2018. The 2017 WIFA loan bears an interest rate of 4.60% over a 20-year term. The original loan amount was approximately $175,000, of which approximately $157,000 was forgiven. The Company paid off the 2017 WIFA loan in February 2020.
Revolving Credit Line
On April 20, 2018, the Company entered into an agreement with MidFirst Bank, a federally chartered savings association (the "MidFirst Bank Loan Agreement"), for a two-year revolving line of credit up to $8.0 million. The credit facility bore an interest rate equal to the London Interbank Offered Rate (LIBOR) plus 2.25%. In April 2019, the Company signed an amendment to the MidFirst Bank Loan Agreement, which extended the maturity of the line of credit to April 30, 2022 and modified the debt service coverage ratio to match the ratio required by the senior secured notes discussed above; all other terms remained unchanged. In April 2020, the Company terminated the MidFirst Bank Loan Agreement and entered into a loan agreement with Northern Trust Company, an Illinois banking corporation (the "Northern Trust Company Loan Agreement"), for a new two-year revolving line of credit up to $10.0 million with a maturity date of April 30, 2022. This new credit facility, which may be used to refinance existing indebtedness, to acquire assets to use and/or expand the Company's business, and for general corporate purposes, bears an interest rate equal to LIBOR plus 2.00% and has no unused line fee. As of December 31, 2020, we had no outstanding borrowings under this credit line. Unamortized debt issuance costs as of December 31, 2020 and 2019 were $46,000 and $49,000, respectively.

The Northern Trust Company Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Company Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2022, the ratio drops to 1.20. As of December 31, 2020, the Company was in compliance with its financial debt covenant.

At December 31, 2020, the remaining aggregate annual maturities of debt and minimum lease payments under capital lease obligations for the years ended December 31 are as follows (in thousands):

	Debt	Capital Lease Obligations
2021	$1,920	$115
2022	3,833	88
2023	3,833	47
2024	3,833	1
2025	3,833	—
Thereafter	97,751	—
Subtotal	115,003	251
Less: amount representing interest	—	(11)
Total	$115,003	$240

12.    INCOME TAXES
The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2020 and December 31, 2019, the Company did not have any valuation allowances or unrecognized tax benefits.
The income tax benefit from continuing operations for the years ended December 31, 2020 and 2019 is comprised of the following (in thousands):

	2020
	Federal	State	Total
Current income tax expense	$1,710	$270	$1,980
Deferred income tax expense (benefit)	$(1,086)	$(123)	$(1,209)
Income tax expense	$624	$147	$771

	2019
	Federal	State	Total
Current income tax expense	$314	$220	$534
Deferred income tax expense	670	(42)	$628
Income tax expense	$984	$178	$1,162

ASC 740, Income Taxes, prescribes the method to determine whether a deferred tax asset is realizable and significant weight is given to evidence that it can be objectively verified. As of December 31, 2020 and 2019, the Company recorded no valuation allowance.

The following table summarizes the Company’s temporary differences between book and tax accounting that give rise to the deferred tax assets and deferred tax liabilities, as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
DEFERRED TAX ASSETS:
Taxable meter deposits	22	$23
Net operating loss carry forwards	—	453
Balterra intangible asset acquisition	224	224
Deferred gain on Sale of GWM	—	1,067
Deferred gain on ICFA funds received	4,438	4,320
Equity investment loss	—	426
AIAC	3,706	1,264
Other	1,311	1,059
Total deferred tax assets	9,701	8,836
Valuation allowance	—	—
Net deferred tax asset	9,701	8,836
DEFERRED TAX LIABILITIES:
Regulatory liability	(272)	(286)
CP Water intangible asset acquisition	(381)	(381)
ICFA intangible asset	(705)	(807)
Property, plant and equipment	(11,127)	(11,302)
Gain on condemnation of Valencia	8	(120)
Other Liabilities	(877)	(858)
Total deferred tax liabilities	(13,354)	(13,754)
Net deferred tax liability	$(3,653)	$(4,918)
As of December 31, 2020, we have approximately no remaining net operating loss (“NOL”) carry forwards.
The effective tax rates for the years ended December 31, 2020 and 2019 were 41.1% and 34.9%, respectively. The effective tax rate for the year ended December 31, 2020 was greater than the federal statutory rate of 21% primarily due to the impact of the regulatory liability recorded as a result of Rate Decision No. 76901, state income taxes, share based compensation, and IRC Section 4534 interest.
13. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.
2017 stock option grant
In August 2017, GWRI's Board of Directors granted stock options to acquire 465,000 shares of GWRI's common stock to employees throughout the Company. The options were granted with an exercise price of $9.40, the market price of the Company's common shares on the NASDAQ Global Market at the close of business on August 10, 2017. The options vest over a four-year period, with 25% having vested in August 2018, 25% having vested in August 2019, 25% having vested in August 2020, and 25% vesting in August 2021. The options have a 10-year life. The Company will expense the $1.1 million fair value of the stock option grant ratably over the four-year vesting period. Stock-based compensation expense of $0.3 million was recorded for both years ended December 31, 2020 and 2019. As of December 31, 2020, 13,904 options have been exercised and 68,325 options have been forfeited with 382,771 outstanding.

2019 stock option grant
In August 2019, GWRI's Board of directors granted stock options to acquire 250,000 shares of GWRI's common stock to employees throughout the Company. The options were granted with an exercise price of $11.26, the market price of the Company's common shares on the NASDAQ Global Market at the close of business on August 13, 2019. The options vest over a four-year period, with 25% having vested in August 2020, 25% vesting in August 2021, 25% vesting in August 2022, and 25% vesting in August 2023. The options have a 10-year life. The Company will expense the $0.8 million fair value of the stock option grant ratably over the four-year vesting period. Stock-based compensation expense of $0.2 million and $0.1 million was recorded for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, 1,144 options have been exercised and 5,714 options have been forfeited with 243,142 outstanding.
A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at December 31, 2018	498	$9.02	7.0	$558.9
Options Vested at December 31, 2018	196	$8.43	4.4	$335.4
Granted	250	$11.26
Exercised	(67)	$7.67
Forfeited	(49)	$8.06
Cancelled	—
Options Outstanding at December 31, 2019	633	$10.12	8.4	$1,915.1
Options Vested at December 31, 2019	193	$9.40	9.6	$725.4
Granted	—
Exercised	(5)	$9.83
Forfeited	(2)	$10.85
Cancelled	—
Options Outstanding at December 31, 2020	626	$10.12	7.39	$2,683.6
Options Vested at December 31, 2020	348	$9.72	6.96	$1,629.7
Phantom stock compensation
The following table details total awards granted and the number of units outstanding as of December 31, 2020 along with the amounts paid to holders of phantom stock units ("PSUs") for the years ended December 31, 2020 and 2019 (in thousands, except unit amounts):

			Amounts Paid For the Year Ended December 31,
Grant Date	Units Granted	Units Outstanding	2020	2019
Q1 2016	34,830	—	—	29
Q1 2017	22,712	—	24	80
Q1 2018	30,907	2,576	113	109
Q1 2019	32,190	13,413	118	86
Q1 2020	22,481	16,861	58	—
Total	143,120	32,850	$313	$304

Stock appreciation rights compensation
The following table details the recipients of the stock appreciation rights ("SARs") awards, the grant date, units granted, exercise price, outstanding units as of December 31, 2020 and amounts paid during the years ended December 31, 2020 and 2019 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Year Ended December 31,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2020	2019
Members of Management (1)(3)	Q1 2015	299,000	$4.26	80,500	208	481
Key Executives (2)(4)	Q2 2015	300,000	$5.13	—	623	705
Members of Management (1)(5)	Q3 2017	103,000	$9.40	54,750	37	125
Members of Management (1)(6)	Q1 2018	33,000	$8.99	24,750	—	27
Total		735,000		160,000	$868	$1,338

(1)The SARs vest ratably over sixteen quarters from the grant date.
(2)The SARs vest over sixteen quarters, vesting 20% per year for the first three years, with the remainder, 40%, vesting in year four.
(3)The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of February 11, 2015.
(4)The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of May 8, 2015.
(5)The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of August 10, 2017.
(6)The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of March 12, 2018.
For the years ended December 31, 2020 and 2019, the Company recorded approximately $1.6 million and $1.4 million of compensation expense related to the PSUs and SARs, respectively. Based on GWRI’s closing share price on December 31, 2020 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
2021	273	153
2022	112	13
Total	385	166

Restricted stock compensation

On May 7, 2020, the Company's stockholders approved the Global Water Resources, Inc. 2020 Omnibus Incentive Plan which allows restricted stock awards as a form of compensation. A restricted stock award ("RSA") represents the right to receive a share of the Company's common stock. RSAs vest over two to three years, beginning on the date of the grant. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. During the year ended December 31, 2020, 177,490 RSAs were issued. The Company recorded approximately $1.0 million of compensation expense related to the grant and partial vesting of RSAs for the year ended December 31, 2020. No compensation expense was recorded for the year ended December 31, 2019. The following table summarizes the RSA transactions for the year ended December 31, 2020:

	Number of RSAs	Weighted Average Fair Value
Granted	177,490	$11.25
Stock units vested and issued	49,163	11.32
Forfeited	—	—
Nonvested RSAs at end of period	128,327	$11.22

14. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2020	2019
Supplemental cash flow information:
Cash paid for interest	$5,224	$5,228
Cash paid for taxes	$240	$86
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$586	$1,500
Contributions in aid of construction - loan forgiveness	$—	$31
Capital lease additions	$—	$296

15. COMMITMENTS AND CONTINGENCIES
Commitments
In September 2018, the Company's corporate office lease agreement was amended to include the rental of additional office space for the period of September 1, 2018 through February 28, 2019. In January 2019, the lease agreement was amended to extend the term of the lease, with a commencement date of March 1, 2019 and termination date of May 31, 2022. As such, the Company's monthly rent expense increased to approximately $15,000. Rent expense arising from the operating leases totaled approximately $0.2 million for both the years ended December 31, 2020 and 2019.
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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
In addition, we are an emerging growth company, as defined under the Jumpstart Our Business Startups Act (the "JOBS Act"). Accordingly, our registered public accounting firm will not be required to attest to, or report on, management’s assessment regarding internal control over financial reporting for as long as the Company is deemed to be an emerging growth company.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is included under the following captions in our definitive proxy statement relating to our 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020 (the "Proxy Statement") and is incorporated herein by reference: “Proposal One: Election of Directors”, “Executive Officers”, “Other Matters—Delinquent Section 16(a) Reports”, “Other Matters—Code of Conduct and Ethics”, and “Corporate Governance—Board and Committee Information”.
ITEM 11.     EXECUTIVE COMPENSATION
We are an emerging growth company, as defined under the Jumpstart Our Business Startups Act (the "JOBS Act"), and are therefore not required to provide certain disclosures regarding executive compensation required of certain larger public companies or hold a nonbinding advisory vote on executive compensation.
The information required by this Item 11 is included under the following captions in our Proxy Statement and is incorporated herein by reference: “Corporate Governance—Compensation of Directors” and “Executive Compensation”.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is included under the following captions in our Proxy Statement and is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is included under the following captions in our Proxy Statement and is incorporated herein by reference: “Corporate Governance—Independence of Directors” and “Certain Relationships and Related Transactions”.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is included under the following caption in our Proxy Statement and is incorporated herein by reference: “Audit Matters—Independent Auditor’s Fees”.
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
(b) Exhibit
See Exhibit Index.

ITEM 16.     FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing

2.1.1	Arrangement Agreement	Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

2.1.2	Plan of Arrangement	Incorporated by reference to Exhibit 2.1.2 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on April 13, 2016

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on April 26, 2016

4.2	Form of 4.38% Senior Secured Notes, Series A due on June 15, 2028	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

4.3	Form of 4.58% Senior Secured Notes, Series B due on December 15, 2036	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

4.4	Description of Company's securities	Incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.1	Settlement Agreement for Stipulated Condemnation with the City of Buckeye, Arizona, dated March 19, 2015	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.2	License Agreement with City of Maricopa, Arizona, dated November 9, 2006	Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.3	Employment Agreement with Ron Fleming, dated August 6, 2019*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2019

10.4	Employment Agreement with Michael J. Liebman, dated August 6, 2019*	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2019

10.5	Employment Agreement with Christopher D. Krygier, dated June 3, 2020*	Filed herewith

10.6	Infrastructure Coordination Agreement with Pecan Valley Investments, LLC, dated January 28, 2004	Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.7	Infrastructure Coordination Agreement with JNAN, LLC, dated July 1, 2004	Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.8	Infrastructure Coordination and Finance Agreement with Dana B. Byron and Jamie Maccallum, dated July 21, 2006	Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.9	Infrastructure Coordination and Finance Agreement with The Orchard at Picacho, LLC, dated January 8, 2008	Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.10	Infrastructure Coordination, Finance and Option Agreement with Sierra Negra Ranch, LLC, dated July 10, 2006	Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.11	Infrastructure Coordination and Finance Agreement, dated December 20, 2007	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.12.1	GWR Global Water Resources Corp. Stock Option Plan*	Incorporated by reference to Exhibit 10.17.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.12.2	First Amendment to GWR Global Water Resources Corp. Stock Option Plan, dated September 12, 2012*	Incorporated by reference to Exhibit 10.17.2 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

Exhibit Number	Description of Exhibit	Method of Filing

10.12.3	Second Amendment to GWR Global Water Resources Corp. Stock Option Plan*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.12.4	Third Amended to Global Water Resources, Inc. Stock Option Plan*	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2018

10.13.1	Global Water Resources, Inc. First Amended and Restated Stock Appreciation Rights Plan, dated March 23, 2015*	Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.13.2	Amendment to Global Water Resources, Inc. First Amended and Restated Stock Appreciation Rights Plan*	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.14.1	Global Water Resources, Inc. Deferred Phantom Stock Unit Plan, dated January 1, 2011*	Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.14.2	Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.14.3	Second Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on August 8, 2017

10.14.4	Third Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on December 6, 2017

10.14.5	Fourth Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on March 13, 2018

10.15.1	Global Water Resources, Inc. Phantom Stock Unit Plan, dated May 1, 2015*	Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.15.2	Amendment to Global Water Resources, Inc. Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.16.1	GWR Global Water Resources Corp. Deferred Phantom Stock Unit Plan, dated January 1, 2011*	Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.16.2	Amendment to GWR Global Water Resources Corp. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.17	Securities Purchase Agreement, dated June 5, 2013	Incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on March 17, 2016

10.18	Amended and Restated Agreement, dated September 10, 2019, by and among certain wholly-owned subsidiaries of Global Water Resources, Inc. and Global Water Management, LLC	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on September 12, 2019

10.19.1	Note Purchase Agreement, dated as of May 20, 2016, by and among Global Water Resources, Inc. and certain Initial Purchasers	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2016

10.19.2	Amendment No. 1 to Note Purchase Agreement, dated December 19, 2017, by and among Global Water Resources, Inc. and the noteholders party thereto	Incorporated by reference to Exhibit 10.1 of the Company's Current Report Form 8-K filed with the SEC on December 22, 2017

10.19.3
Amendment No. 2 to Note Purchase Agreement dated May 20, 2016 and Amendment No. 1 to Security Agreements dated as of June 24, 2016, dated April 18, 2018, by and among Global Water Resources, Inc., Global Water, LLC, West Maricopa Combine, LLC, U.S. Bank, National Association, as collateral agent, and the noteholders party thereto

Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed with the SEC on April 25, 2018

10.20	Guaranty Agreement, dated as of June 24, 2016, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.21	Guaranty Agreement, dated as of June 24, 2016, by West Maricopa Combine, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.22	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water Resources, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to the Exhibit 10.4 to Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

Exhibit Number	Description of Exhibit	Method of Filing

10.23	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.24	Pledge and Security Agreement, dated as of June 24, 2016, by and between West Maricopa Combine, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.25	Standstill Agreement, dated December 21, 2017, by and among Global Water Resources, Inc., Levine Investments Limited Partnerships, William S. Levine, and Andrew M. Cohn	Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the SEC on December 22, 2017

10.26	Global Water Resources, Inc. 2018 Stock Option Plan*	Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 6, 2018

10.27	Global Water Resources, Inc. 2020 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020

10.28	Loan Agreement, dated April 30, 2020, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 6, 2020

10.29	Guaranty Agreement, dated as of April 30, 2020, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed May 6, 2020

10.30	Guaranty Agreement, dated as of April 30, 2020, by West Maricopa Combine, LLC	Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed May 6, 2020

10.31	Pledge and Security Agreement, dated as of April 30, 2020, by and between Global Water Resources, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed May 6, 2020

10.32	Pledge and Security Agreement, dated as of April 30, 2020, by and between Global Water LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed May 6, 2020

10.33	Pledge and Security Agreement, dated as of April 30, 2020, by and between West Maricopa Combine, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed May 6, 2020

10.34	Restricted Stock Agreement with Ron L. Fleming, dated May 8, 2020*	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 8, 2020

10.35	Restricted Stock Agreement with Michael J. Liebman, dated May 8, 2020*	Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed May 8, 2020

10.36	Form of Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed May 8, 2020

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

21.1	Subsidiaries of Global Water Resources, Inc.	Filed herewith

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	See signature page hereto

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

99.1	Arizona Corporation Commission Decision No. 74364	Incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit Number	Description of Exhibit	Method of Filing

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Water Resources, Inc.

Date: March 3, 2021	By:	/s/ Ron L. Fleming
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

Signature	Title	Date

/s/ Ron L. Fleming	President, Chief Executive Officer, and Chairman of the Board	March 3, 2021
Ron L. Fleming	(Principal Executive Officer)

/s/ Michael J. Liebman	Chief Financial Officer and Corporate Secretary	March 3, 2021
Michael J. Liebman	(Principal Financial and Accounting Officer)

/s/ William S. Levine	Director	March 3, 2021
William S. Levine

/s/ Richard M. Alexander	Director	March 3, 2021
Richard M. Alexander

/s/ David C. Tedesco	Lead Independent Director	March 3, 2021
David C. Tedesco

/s/ Debra Coy	Director	March 3, 2021
Debra Coy

/s/ Brett Huckelbridge	Director	March 3, 2021
Brett Huckelbridge

/s/ David Rousseau	Director	March 3, 2021
David Rousseau