Form 10-Q
period 2021-03-31
Global Water Resources, Inc.
filed 2021-05-06
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 3, 2021, the registrant had 22,587,996 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	345,897	340,193
Less accumulated depreciation	(103,624)	(101,302)
Net property, plant and equipment	242,273	238,891
CURRENT ASSETS:
Cash and cash equivalents	18,209	18,033
Accounts receivable — net	1,735	2,147
Customer payments in-transit	155	306
Unbilled revenue	2,499	2,304
Prepaid expenses and other current assets	694	665
Total current assets	23,292	23,455
OTHER ASSETS:
Goodwill	4,591	4,600
Intangible assets — net	11,185	11,185
Regulatory asset	2,086	2,036
Restricted cash	3,934	3,272
Other noncurrent assets	9	9
Total other assets	21,805	21,102
TOTAL ASSETS	287,370	283,448
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	533	531
Accrued expenses	10,131	8,261
Deferred revenue	2	4
Customer and meter deposits	1,564	1,558
Long-term debt and capital leases — current portion	2,032	2,035
Total current liabilities	14,262	12,389
NONCURRENT LIABILITIES:
Long-term debt and capital leases	112,641	112,659
Deferred revenue - ICFA	18,121	17,843
Regulatory liability	8,002	7,986
Advances in aid of construction	80,025	76,384
Contributions in aid of construction — net	14,488	14,632
Deferred income tax liabilities — net	3,574	3,652
Acquisition liability	1,773	1,773
Other noncurrent liabilities	3,892	3,942
Total noncurrent liabilities	242,516	238,871
Total liabilities	256,778	251,260
Commitments and contingencies (Refer to Note 16)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 22,691,105 and 22,690,477 shares issued as of March 31, 2021 and December 31, 2020, respectively.	227	227
Treasury stock, 103,109 and 102,711 shares at March 31, 2021 and December 31, 2020, respectively.	(1)	(1)
Paid in capital	30,366	31,962
Retained earnings	—	—
Total shareholders' equity	30,592	32,188
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	287,370	283,448
See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES:
Water services	$3,986	$3,388
Wastewater and recycled water services	5,243	4,823
Unregulated revenues	29	19
Total revenues	9,258	8,230

OPERATING EXPENSES:
Operations and maintenance	2,499	2,232
General and administrative	3,490	2,088
Depreciation and amortization	2,226	2,113
Total operating expenses	8,215	6,433
OPERATING INCOME	1,043	1,797

OTHER INCOME (EXPENSE):
Interest income	5	52
Interest expense	(1,325)	(1,338)
Other	15	49
Total other expense	(1,305)	(1,237)

INCOME (LOSS) BEFORE INCOME TAXES	(262)	560
INCOME TAX BENEFIT (EXPENSE)	45	(206)
NET INCOME (LOSS)	$(217)	$354

Basic earnings (loss) per common share	$(0.01)	$0.02
Diluted earnings (loss) per common share	$(0.01)	$0.02
Dividends declared per common share	$0.07	$0.07

Weighted average number of common shares used in the determination of:
Basic	22,587,766	22,333,425
Diluted	22,587,766	22,391,930

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2019	21,636,420	$216	(99,039)	$(1)	$24,457	$—	$24,672
Dividend declared $0.07 per share	—	—	—	—	(1,274)	(354)	(1,628)
Issuance of common stock	1,000,000	10	—	—	11,511	—	11,521
Stock compensation	—	—	—	—	115	—	115
Net income	—	—	—	—	—	354	354
BALANCE - March 31, 2020	22,636,420	$226	(99,039)	$(1)	$34,809	$—	$35,034

BALANCE - December 31, 2020	22,690,477	$227	(102,711)	$(1)	$31,962	$—	$32,188
Dividend declared $0.07 per share	—	—	—	—	(1,650)	—	(1,650)
Treasury Stock	—	—	(398)	—	—	—	—
Stock option exercise	628	—	—	—	—	—	—
Stock compensation	—	—	—	—	271	—	271
Net income (loss)	—	—	—	—	—	(217)	(217)
BALANCE - March 31, 2021	22,691,105	$227	(103,109)	$(1)	$30,583	$(217)	$30,592

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(217)	$354
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	775	(582)
Depreciation and amortization	2,226	2,113
Amortization of deferred debt issuance costs and discounts	11	14
Other (gains) and losses	—	2
Provision for doubtful accounts receivable	42	40
Deferred income tax (benefit) expense	(79)	210
Changes in assets and liabilities
Accounts receivable	370	(111)
Other current assets	(74)	21
Accounts payable and other current liabilities	798	587
Other noncurrent assets	(50)	20
Other noncurrent liabilities	999	502
Net cash provided by operating activities	4,801	3,170

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,269)	(3,525)
Other cash flows from investing activities	—	(9)
Net cash used in investing activities	(3,269)	(3,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,650)	(1,629)
Advances in aid of construction	987	280
Principal payments under capital lease	(31)	(26)
Loan repayments	—	(17)
Proceeds from sale of stock	—	11,739
Debt issuance costs paid	—	—
Payments of offering costs for sale of stock	—	(218)
Net cash (used) provided by financing activities	(694)	10,129
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	838	9,765
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	21,305	9,095
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$22,143	$18,860

See accompanying notes to the condensed consolidated financial statements

Supplemental disclosure of cash flow information:

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$18,209	$17,137
Restricted Cash	3,934	1,723
Total cash, cash equivalents, and restricted cash	$22,143	$18,860

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 are unaudited. The December 31, 2020 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020. In our opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Corporate Transactions
Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.
On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company, Inc. ("Valencia") to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. The Company received growth premiums of less than $0.1 million for the three months ended March 31, 2021 and $0.1 million for the three months ended March 31, 2020.
Private Letter Ruling
On June 2, 2016, the Company received a Private Letter Ruling from the Internal Revenue Service ("IRS") that, for purposes of deferring the approximately $19.4 million gain realized from the condemnation of the operations and assets of Valencia, determined that the assets converted upon the condemnation of such assets could be replaced through certain reclamation facility improvements contemplated by the Company under Internal Revenue Code §1033 as property similar or related in service or use. As of December 31, 2020, the Company fully deferred this gain pursuant to Internal Revenue Code §1033.
Acquisition of Red Rock Utilities

On October 16, 2018, the Company completed the acquisition of Red Rock Utilities ("Red Rock"), an operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona, for a purchase price of $5.9 million. The acquisition added over 1,650 connections and approximately 9 square miles of service area. The Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. The three specified growth premium areas are located in Pima County, Arizona where Red Rock has not yet begun operating, and where Red Rock is authorized to provide water utility services only. As of March 31, 2021, no meters have been installed and no accounts have been established in any of the three growth premium areas.
Arizona Corporation Commission (the “ACC”) Tax Docket
The Company had regulatory assets of $2.1 million and $2.0 million at March 31, 2021 and December 31, 2020, respectively, and regulatory liabilities of $0.7 million at both March 31, 2021 and December 31, 2020, related to the Federal Tax Cuts and Jobs Act (the "TCJA") signed into law on December 22, 2017. Under ASC 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred income taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers.
On December 20, 2017, the ACC opened a docket to address the utility ratemaking implications of the TCJA. The ACC subsequently approved an order in February 2018 requiring Arizona utilities to apply regulatory accounting treatment, which includes the use of regulatory assets and regulatory liabilities, to address all impacts from the enactment of the TCJA.
On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah and Northern Scottsdale utilities due to the lower corporate tax rates under the TCJA.  Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of our revenue requirement under Rate Decision No. 74364 enacted in February 2014. In 2020, the aggregate annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities was approximately $1.0 million. In 2021, the final year of the phase-in, the aggregate annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities will be approximately $415,000, $669,000, $16,000, and $5,000, respectively. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the difference of the fully phased-in rates to be applied in 2021 versus the phased-in rates refunded in the years leading up to 2021 (i.e., 2018 through 2020).
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
As of March 31, 2021, the Company had 623,351 options outstanding to acquire an equivalent number of shares of GWRI common stock. For the three months ended March 31, 2021, the 623,351 options outstanding were not included within the calculation of diluted earnings per share as the Company incurred losses in this period and to include them would be antidilutive. As of March 31, 2021, there were 128,327 restricted stock awards outstanding. The 128,327 restricted stock awards outstanding were not included within the calculation of diluted earnings per share as the Company incurred losses in this period and to include them would be antidilutive.
As of March 31, 2020, the Company had 632,500 options outstanding to acquire an equivalent number of shares of GWRI common stock. The 386,896 options outstanding from the 2017 option grant equated to 58,505 common share equivalents for the three months ended March 31, 2020, which were included within the calculation of diluted earnings per share for the three months ended March 31, 2020. The remaining 245,604 options outstanding from the 2019 option grant were not included for the three months ended March 31, 2020 dilutive earnings per share calculation, as to do so would be antidilutive.
Refer to Note 13 – “Deferred Compensation Awards” for additional information regarding the option grants.
Customer payments in-transit
Customer payments in-transit represent funds received by our third-party payment processor related to customer payments, a majority of which were paid for with debit cards, credit cards, and checks, to which the Company does not have immediate access but settles within a few days of the payment transaction.

Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”, or "ASC 842"). ASC 842 requires lessees to record a right-of-use asset and corresponding lease obligation for lease arrangements with a term of greater than twelve months and requires additional disclosures about leasing arrangements. The Company implemented Topic 842 on January 1, 2021. The implementation did not result in material changes to our consolidated financial statements. Refer to Note 4 — "Leases" of the notes to the unaudited condensed consolidated financial statements for additional information.
In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Topic 350) ("ASU 2018-15"). ASU 2018-15 amends ASC 350 to include in its scope implementation costs of a Cloud Computing Arrangement ("CCA") that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. The Company implemented Topic 350 on January 1, 2021. The implementation did not result in material changes to our consolidated financial statements.
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

As of March 31, 2021 and December 31, 2020, ICFA deferred revenue recorded on the consolidated balance sheet totaled $18.1 million and $17.8 million, respectively, which represents deferred revenue recorded for ICFA funds received on contracts that had become due prior to Rate Decision No. 74364. Refer to Note 3 — "Revenue Recognition" of the notes to the unaudited condensed consolidated financial statements for additional discussion regarding ICFA revenue.
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
As of March 31, 2021, regulatory liability recorded on the consolidated balance sheet totaled $8.0 million, of which $6.7 million relates to the offset of intangible assets related to ICFA contracts obtained in connection with our Santa Cruz, Palo Verde, and Sonoran acquisitions, and the remaining $1.3 million relates to the TCJA rate reduction mandated by the ACC pursuant to Rate Decision No. 76901.

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
The Company satisfies its performance obligation to provide water, wastewater, and recycled services over time as the services are rendered. Regulated services may be terminated by the customers at will, and, as a result, no separate financing component is recognized for the Company's collections from customers, which generally require payment within 15 days of billing. The Company applies judgment, based principally on historical payment experience, in estimating its customers' ability to pay.
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

ICFA revenue is recognized at a point in time when the Company has the necessary capacity in place within its infrastructure to provide water/wastewater services to the developer. The Company exercises judgment when estimating the number of equivalent dwelling units that the Company has capacity to serve.
Disaggregated Revenues
For the three months ended March 31, 2021 and 2020, disaggregated revenues from contracts with customers by major source and customer class are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
REGULATED REVENUE
Water Services
Residential	$3,081	$2,694
Irrigation	453	321
Commercial	180	208
Construction	152	68
Other water revenues	120	97
Total water revenues	3,986	3,388
Wastewater and recycled water services
Residential	4,780	4,430
Commercial	249	239
Recycled water revenues	156	94
Other wastewater revenues	58	60
Total wastewater and recycled water revenues	5,243	4,823
TOTAL REGULATED REVENUE	9,229	8,211
UNREGULATED REVENUE
Rental revenues	29	19
TOTAL UNREGULATED REVENUE	29	19
TOTAL REVENUE	$9,258	$8,230

Contract Balances
Our contract assets and liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
CONTRACT ASSETS
Accounts receivable
Water services	$997	$1,203
Wastewater and recycled water services	961	1,149
Total contract assets(1)	$1,958	$2,352
CONTRACT LIABILITIES
Deferred revenue - ICFA	$18,121	$17,843
Refund liability - regulated(2)	740	733
Deferred revenue - other	2	4
Total contract liabilities	$18,863	$18,580

(1)The decrease in accounts receivable was primarily due to the reimplementation of disconnection notices and disconnections during the three months ended March 31, 2021, which had previously been temporarily suspended due to the COVID-19 pandemic.

(2)The increase in refund liability is due to the phase-in approach approved in Rate Decision No. 76901. Refer to Note 1—"Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions — ACC Tax Docket" of the notes to the unaudited condensed consolidated financial statements for further details.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $18.1 million and $17.8 million at March 31, 2021 and December 31, 2020, respectively. Deferred revenue - ICFA is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. Due to the uncertainty of future events, the Company is unable to estimate when to expect recognition of deferred revenue - ICFA. Deferred revenue - other is recognized as revenue once the obligations specified with the rental contract are met. The Company expects to recognize the full amount in the next three months.
4. LEASES
On January 1, 2021, the Company adopted ASC 842 using the modified retrospective method. The Company elected the practical expedient package when scoping and identifying leases. As such, the Company has not reassessed: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) the initial direct costs for any existing leases. The Company notes that this practical expedient applies to all expired or existing contracts as of the effective date of the Company's adoption. The Company elected this practical expedient package for all lessee and lessor arrangements. In addition, the Company’s leases do not provide an implicit borrowing rate (“IBR”), and as such, we applied judgment when estimating our IBR. We assessed and reviewed factors related to our credit risk, recent debt issuances, and publicly available data for instruments with similar characteristics. The Company elected to use the portfolio approach and applied a single discount rate of approximately 5% to the portfolio. This election was based on the fact that all leases are of similar terms and our credit rating and interest rate environment are stable.
ASC 842 requires the Company to record a right-of-use asset (“ROU”) and a corresponding lease obligation for all operating leases with a term greater than twelve months. The current portion of the ROU asset is included in the “Prepaid expenses and other current assets” line item on the Company’s consolidated balance sheet. The remaining noncurrent balance of the ROU asset is included in the line item “Other noncurrent assets” on the Company’s consolidated balance sheet. In addition, the corresponding lease liabilities current and noncurrent portion are included on the Company’s consolidated balance sheet line items “Other current liabilities” and “Other noncurrent liabilities,” respectively.

The adoption of ASC 842 resulted in the initial recognition of ROU assets of $189,000 and related lease liabilities of $210,000.

The Company's ROU assets and liabilities consist of the following (in thousands):

March 31, 2021
Office Rent	$136
Automotive Leases	31
Total	$167

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at March 31, 2021 and December 31, 2020 consist of the following (in thousands):

	March 31, 2021	December 31, 2020	Average Depreciation Life (in years)
Mains/lines/sewers	$148,435	$145,910	49
Plant	96,890	96,654	31
Equipment	37,478	37,347	14
Meters	14,798	14,548	13
Furniture, fixture and leasehold improvements	1,650	1,650	27
Computer and office equipment	1,203	1,108	6
Software	241	241	3
Land and land rights	1,159	1,159
Other	699	699
Construction work-in-process	43,344	40,877
Total property, plant and equipment	345,897	340,193
Less accumulated depreciation	(103,624)	(101,302)
Net property, plant and equipment	$242,273	$238,891

6. ACCOUNTS RECEIVABLE
Accounts receivable as of March 31, 2021 and December 31, 2020 consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Billed receivables	$1,959	$2,352
Less allowance for doubtful accounts	(224)	(205)
Accounts receivable – net	$1,735	$2,147

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of March 31, 2021, the goodwill balance of $4.6 million related to the Turner, Red Rock, Mirabell, Francesca, Tortolita, and Lyn Lee acquisitions. There were no indicators of impairment identified as a result of the Company's review of events and circumstances related to its goodwill subsequent to the acquisitions. Based on our annual impairment testing performed on November 1st, no impairment was recorded.

Intangible Assets

As of March 31, 2021 and December 31, 2020, intangible assets consisted of the following (in thousands):

	March 31, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532		$1,532	$1,532		$1,532
Intangible trademark	13		13	13		13
Franchise contract rights	129		129	129		129
Organizational costs	67		67	67		67
	1,741		1,741	1,741		1,741
DEFINITE LIVED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(13,718)	4,260	17,978	(13,718)	4,260
Sonoran contract rights	7,406	(2,222)	5,184	7,406	(2,222)	5,184
	25,384	(15,940)	9,444	25,384	(15,940)	9,444
Total intangible assets	$27,125	$(15,940)	$11,185	$27,125	$(15,940)	$11,185
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
Acquired ICFAs and contract rights related to our 2005 acquisition of Sonoran Utility Services, LLC assets are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. No amortization was recorded for these balances during the three months ended March 31, 2021 or March 31, 2020.
8. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a shareholder and director of the Company. Medical claims paid to the plan were approximately $0.2 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

9. ACCRUED EXPENSES
Accrued expenses at March 31, 2021 and December 31, 2020 consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Deferred compensation	$1,311	$1,399
Property taxes	645	1,191
Income taxes	1,601	1,582
Interest	1,775	472
Dividend payable	550	550
Asset retirement obligation	697	697
Deferred phantom units eligible for exercise	968	—
Accrued Bonus	232	569
Other accrued liabilities	2,352	1,801
Total accrued expenses	$10,131	$8,261

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
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
HUF Funds - restricted cash(1)	$—	$3,144	$—	$3,144	$—	$2,482	$—	$2,482
Demand Deposit(2)	2,135	—	—	2,135	2,135	—	—	2,135
Certificate of Deposit - Restricted(1)	—	790	—	790	—	790	—	790
Long-term debt(3)	—	123,334	—	123,334	—	127,724	—	127,724
Acquisition Liability(4)	—	—	838	838	—	—	838	838
Total	$2,135	$127,268	$838	$130,241	$2,135	$130,996	$838	$133,969

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
11. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	March 31, 2021		December 31, 2020
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.38% Series A 2016, maturing June 2028	$—	$28,750	$—	$28,750
4.58% Series B 2016, maturing June 2036	1,917	84,333	1,917	84,333
4.65% Harquahala Loan, maturing January 2021(1)	—	—	3	—
	1,917	113,083	1,920	113,083
OTHER
Capital lease obligations	115	107	115	136
Debt issuance costs	—	(549)	—	(560)
Total debt	$2,032	$112,641	$2,035	$112,659

(1) Represents a loan that was payable to Harquahala Valley Community Benefits Foundation, which was assumed in connection with the Company’s acquisition of Eagletail Water Company in May 2017. The loan was paid off in January 2021.

 2016 Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter. The proceeds of the senior secured notes were primarily used to refinance the previously outstanding long-term tax exempt bonds, which were subject to an early redemption option at 103%, plus accrued interest, as a result of our initial public offering in the United States. As part of the refinancing of the long-term debt, the Company paid a prepayment penalty of $3.2 million and wrote off the remaining $2.2 million in capitalized loan fees related to the tax exempt bonds, which were recorded as additional interest expense in the second quarter of 2016. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. Debt issuance costs as of March 31, 2021 and December 31, 2020 were $0.5 million and $0.6 million, respectively.
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of March 31, 2021, the Company was in compliance with its financial debt covenants.

Revolving Credit Line
On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation (the “Northern Trust Loan Agreement”), for a two-year revolving line of credit up to $10.0 million with a maturity date of April 30, 2022. This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, bears an interest rate equal to LIBOR plus 2.00% and has no unused line fee. This credit facility replaced the previous revolving line of credit with MidFirst Bank, which was terminated in April 2020. As of March 31, 2021, the Company had no outstanding borrowings under this credit line. There were $34,000 and $46,000 unamortized debt issuance costs as of March 31, 2021 and December 31, 2020, respectively.
The Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2022, the ratio drops to 1.20. As of March 31, 2021, the Company was in compliance with its financial debt covenants.
At March 31, 2021, the remaining aggregate annual maturities of debt and minimum lease payments under capital lease obligations for the years ended December 31 are as follows (in thousands):

	Debt	Capital Lease Obligations
Remaining nine months of 2021	$1,917	$87
2022	3,833	88
2023	3,833	47
2024	3,833	1
2025	3,833	—
Thereafter	97,751	—
Subtotal	115,000	223
Less: amount representing interest	—	(9)
Total	$115,000	$214

12. INCOME TAXES
During the three months ended March 31, 2021, the Company recorded a tax benefit of $45,000 on pre-tax loss of $0.3 million compared to a tax expense of $0.2 million on pre-tax income of $0.6 million for the three months ended March 31, 2020. The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items.
13. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.
2017 stock option grant
Stock-based compensation expense of $65,000 and $67,000 was recorded for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, 13,904 options have been exercised and 64,625 options have been forfeited with 381,871 outstanding.
2019 stock option grant
Stock-based compensation expense of $47,000 and $49,000 was recorded for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, 1,772 options have been exercised and 6,748 options have been forfeited with 241,480 options outstanding.

Phantom stock compensation/Restricted stock units
The following table details total awards granted and the number of units outstanding as of March 31, 2021 along with the amounts paid to holders of the phantom stock units ("PSUs") and/or restricted stock units ("RSUs") for the three months ended March 31, 2021 and 2020 (in thousands, except unit amounts):

			Amounts Paid For the Three Months Ended March 31,
Grant Date	Units Granted	Units Outstanding	2021	2020
Q1 2017	22,712	—	—	24
Q1 2018	30,907	—	39	33
Q1 2019	32,190	10,730	40	35
Q1 2020	22,481	7,494	28	—
Q1 2021(1)	27,403	27,403	—	—
Total	135,693	45,627	$107	$92

(1)Pursuant to the Global Water Resources, Inc. 2020 Omnibus Incentive Plan, effective May 7, 2020, long-term incentive awards are no longer granted in the form of PSUs and are granted as RSUs instead.
Stock appreciation rights compensation
The following table details the recipients of the stock appreciation rights (“SARs”) awards, the grant date, units granted, exercise price, outstanding units as of March 31, 2021 and amounts paid during the three months ended March 31, 2021 and 2020 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Three Months Ended March 31,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2021	2020
Members of Management (1)(2)	Q1 2015	299,000	$4.26	70,500	269	—
Key Executives (3)(4)	Q2 2015	300,000	$5.13	—	—	300
Members of Management (1)(5)	Q3 2017	103,000	$9.40	54,750	—	—
Members of Management (1)(6)	Q1 2018	33,000	$8.99	24,750	—	—
Total		735,000		150,000	$269	$300

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

For the three months ended March 31, 2021 and 2020, the Company recorded approximately $0.3 million of compensation expense and $0.5 million of negative compensation expense related to the PSUs/RSUs and SARs, respectively. Based on GWRI’s closing share price on March 31, 2021 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
Remaining nine months of 2021	$342	$39
2022	277	52
2023	153	52
2024	—	9
Total	$772	$152

Restricted stock compensation

On May 7, 2020, the Company's stockholders approved the Global Water Resources, Inc. 2020 Omnibus Incentive Plan which allows restricted stock awards as a form of compensation. A restricted stock award ("RSA") represents the right to receive a share of the Company's common stock. RSAs vest over two to three years, beginning on the date of the grant. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. During the three months ended March 31, 2021 and 2020, no RSAs were issued. For the three months ended March 31, 2021, the Company recorded approximately $0.2 million of compensation expense related to the vesting of previously issued RSAs. No compensation expense was recorded for the three months ended March 31, 2020. The following table summarizes the RSA transactions as of the three months ended March 31, 2021:

	Number of RSAs	Weighted Average Fair Value
Granted	177,490	$11.25
Stock units vested and issued	49,163	$11.32
Forfeited	—	—
Nonvested RSAs at end of period	128,327	$11.22

14. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Supplemental cash flow information:
Cash paid for interest	$6	$4
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$414	$1,046
15. COMMITMENTS AND CONTINGENCIES
Commitments
In January 2019, the the Company's corporate office lease agreement was amended to extend the term of the lease, with a commencement date of March 1, 2019 and termination date of May 31, 2022. As such, the Company's monthly rent expense increased to approximately $15,000. Rent expense arising from the operating leases totaled approximately $44,000 for both the three months ended March 31, 2021 and 2020.

Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect our financial position, results of operations, or cash flows.

16. SUBSEQUENT EVENTS

Renewal of Revolving Credit Line

On April 30, 2021, the Company and The Northern Trust Company entered into an amendment to the Northern Trust Loan Agreement pursuant to which the maturity date for the Company’s revolving line of credit was extended from April 30, 2022 to April 30, 2024. All other terms of the Northern Trust Loan Agreement remain the same.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations relates to the three months ended March 31, 2021 and should be read together with the condensed consolidated financial statements and accompanying notes included herein, as well as our audited annual financial statements and associated management’s discussion, which are available within our Annual Report on Form 10-K for the year ended December 31, 2020 available on our Company’s profile on the Securities and Exchange Commission (“SEC”) website, www.sec.gov.
Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of the Company and documents incorporated herein by reference are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, and opportunities, including potential acquisitions; future financial performance; regulatory proceedings and approvals, including anticipated timing and outcomes; population and growth projections; technologies; revenues; metrics; operating expenses; market trends, including those in the markets in which we operate; liquidity; cash flows and uses of cash; dividends; amount and timing of capital expenditures; depreciation and amortization; tax payments; hedging arrangements; our ability to repay indebtedness and invest in initiatives; impact and resolutions of legal matters; the impact of tax changes; the impact of accounting changes and other pronouncements; and the anticipated impacts from the COVID-19 pandemic on the Company, including to our business operations, results of operations, cash flows, and financial position, and our future responses to the COVID-19 pandemic. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not, or the times at or by which, such performance or results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC, as updated from time to time in our subsequent filings with the SEC. Although the forward-looking statements are based upon what management believes to be reasonable assumptions, investors cannot be assured that actual results will be consistent with these forward-looking statements, and the differences may be material. Further, any forward-looking statement speaks only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our water and wastewater services are essential services and we intend to continue to provide those services for our customers. Further, we continue to monitor the impact of COVID-19 pandemic on our business and operations, including how it will impact our customers, employees, suppliers, vendors, and business partners. While the COVID-19 pandemic did not have a material effect on our business operations, results of operations, cash flows, and financial position for the three months ended March 31, 2021, we are unable to predict the ultimate extent to which our business operations, results of operations, cash flows, and financial position will ultimately be impacted by the COVID-19 pandemic.

As a result of the economic hardships caused by the COVID-19 pandemic, we voluntarily agreed not to disconnect customers or charge late fees during the year ended December 31, 2020. However, we resumed disconnections on February 9, 2021. In 2020, we expanded our customer assistance program to include a larger customer base, while increasing the annual maximum benefit and including additional qualifying categories to include disabled veterans, deployed service members, furloughed workers, and customers with a medical hardship. As of March 31, 2021, COVID-19 did not have a material impact on uncollectible accounts. However, we believe that we may be unable to collect a portion of billed revenue for some period of time, if at all. Therefore, we could see a negative impact to our revenue, earnings, and cash flows due to the COVID-19 pandemic as this continues through 2021. Further, our current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional risks we face due to the COVID-19 pandemic.
Business Outlook
2020 and the first quarter of 2021 continued the trend of positive growth in new connections. According to the 2010 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) is the 14th largest MSA in the U.S. and had a population of 4.2 million, an increase of 29% over the 3.3 million people reported in the 2000 Census. Metropolitan Phoenix continues to grow due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base, and business friendly environment. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 5.7 million people by 2030 and 6.5 million by 2040. During the three months ended March 31, 2021, Arizona’s employment rate decreased by 2.9%, ranking the state in the top ten nationally for job growth.

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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, increased 3,813 connections, or 8.2% (10.1% annualized growth), from a total of 46,590 as of March 31, 2020 to 50,403 as of March 31, 2021. This increase is primarily due to organic growth in new connections.
As of March 31, 2021, active service connections increased 3,935, or 8.5% (10.3% annualized growth), to 50,162 compared to 46,227 active service connections as of March 31, 2020. As with the increase in total service connections, the increase is due to organic growth in new connections. Approximately 93.0% of the 50,162 active service connections are serviced by our Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”) utilities as of March 31, 2021.
The graph below presents the historical change in active and total connections for our ongoing operations over the past five years.

Total Active vs. Total Connections
52,000
51,000
50,000
49,000
48,000
47,000
46,000
45,000
44,000
43,000
42,000
41,000
40,000
39,000
38,000
37,000
36,000
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
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
We are required to file rate cases with the ACC to obtain approval for a change in rates. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. In normal conditions, it would not be uncommon to see us file for a rate increase every three years based on year one being the test year, year two being the rate case filing year, and year three being the rate case award year. However, based on our settlement with the ACC in 2014 and extended new rate phase-in period, we have not initiated the next rate case on this timeline. On August 28, 2020, 12 of our 16 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, as well as the consolidation of water and/or wastewater rates for certain of the utilities, using the year ended December 31, 2019 as the test year for the rate case. Refer to “—Rate Case Activity” for additional information.
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
On August 28, 2020, 12 of our 16 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, as well as the consolidation of water and/or wastewater rates for certain of the utilities, using the year ended December 31, 2019 as the test year for the rate case. Refer to “— Corporate Transactions — ACC Rate Case” for additional information.
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
Pursuant to Internal Revenue Code §1033, we would have been able to defer the gain on condemnation through the end of 2017, which was subsequently extended through the end of 2020. The Company fully deferred the remaining tax liability during year ended December 31, 2020.
ACC Tax Docket

On December 20, 2017, the ACC opened a docket to address the utility ratemaking implications of the TCJA. The ACC subsequently approved an order in February 2018 requiring Arizona utilities to apply regulatory accounting treatment, which includes the use of regulatory assets and regulatory liabilities, to address all impacts from the enactment of the TCJA.

On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities due to lower corporate tax rates under the TCJA. Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of our revenue requirement under the

Rate Decision No. 74364 enacted in February 2014. In 2020, the aggregate annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities was approximately $1.0 million. In 2021, the final year of the phase-in, the aggregate annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities will be approximately $415,000, $669,000, $16,000, and $5,000, respectively. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the difference of the fully phased-in rates to be applied in 2021 versus the phased-in rates refunded in the years leading up to 2021 (i.e., 2018 through 2020).

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

Acquisition of Red Rock Utilities

On October 16, 2018, we completed the acquisition of Red Rock, an operator of a water and a wastewater utility with service areas in Pima and Pinal counties of Arizona, for a purchase price of $5.9 million. The acquisition added over 1,650 connections and approximately 9 square miles of service area. The Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. The three specified growth premium areas are located in Pima County, Arizona where Red Rock has not yet begun operating, and where Red Rock is authorized to provide water utility services only. As of March 31, 2021, no meters have been installed and no accounts have been established in any of the three growth premium areas. We believe this acquisition is consistent with the Company's declared strategy of making accretive acquisitions.
Recent Events
Renewal of Revolving Credit Line

On April 30, 2021, the Company and The Northern Trust Company entered into an amendment to the Northern Trust Loan Agreement pursuant to which the maturity date for the Company’s revolving line of credit was extended from April 30, 2022 to April 30, 2024. All other terms of the Northern Trust Loan Agreement remain the same.
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
Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2021	2020
Revenues	$9,258	$8,230
Operating expenses	8,215	6,433
Operating income	1,043	1,797
Total other expense	(1,305)	(1,237)
Income (loss) before income taxes	(262)	560
Income tax benefit (expense)	45	(206)
Net income (loss)	$(217)	$354

Basic earnings (loss) per common share	$(0.01)	$0.02
Diluted earnings (loss) per common share	$(0.01)	$0.02

Revenues – The following table summarizes our revenues for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Water services	$3,986	$3,388
Wastewater and recycled water services	5,243	4,823
Unregulated revenues	29	19
Total revenues	$9,258	$8,230

Total revenues increased $1.0 million, or 12.5%, to $9.3 million for the three months ended March 31, 2021 compared to $8.2 million for the three months ended March 31, 2020. This increase reflects the 8.5% increase in active service connections, combined with increases in consumption and the increase in rates related to Rate Decision No. 74364.

Water Services – Water services revenue increased $0.6 million, or 17.7%, to $4.0 million for the three months ended March 31, 2021 compared to $3.4 million for the three months ended March 31, 2020. The increase in water services revenues is primarily related to increased consumption and growth in connections.
Water services revenue based on consumption increased $0.4 million, or 40.7%, to $1.5 million for the three months ended March 31, 2021 compared to $1.1 million for the three months ended March 31, 2020. The increase was primarily driven by increased residential and irrigation consumption for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Active water connections increased 8.8% to 26,094 as of March 31, 2021 from 23,983 as of March 31, 2020, primarily due to the growth in our service areas.
Water consumption increased 35.2% to 625 million gallons for the three months ended March 31, 2021 from 462 million gallons for the three months ended March 31, 2020. The increase in consumption was primarily related to an increase in irrigation and residential consumption.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.2 million, or 7.3%, to $2.4 million for the three months ended March 31, 2021 from $2.2 million for the three months ended March 31, 2020. The increase was primarily driven by an increase in active service connections, combined with an increase in rates related to Rate Decision No. 74364.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.4 million, or 8.7%, to $5.2 million for the three months ended March 31, 2021 compared to $4.8 million for the three months ended March 31, 2020. The increase in wastewater and recycled water services revenue included a $0.4 million increase in wastewater services revenue. The increase in wastewater services revenue reflects the increase in active wastewater connections, which increased 8.2% to 24,068 as of March 31, 2021, from 22,244 as of March 31, 2020, as well as the increase in rates related to Rate Decision No. 74364.
Recycled water services revenue, which is based on the number of gallons delivered, increased $0.1 million, or 66.4%, to $0.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in recycled water services revenue was primarily related to the increase in recycled water consumption, coupled with an increase in rates related to Rate Decision No. 74364. The volume of recycled water delivered increased 33 million gallons, or 53.9%, to 94 million gallons for the three months ended March 31, 2021 compared to 61 million gallons for the three months ended March 31, 2020.

Operating Expenses – The following table summarizes our operating expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Operations and maintenance	$2,499	$2,232
General and administrative	3,490	2,088
Depreciation and amortization	2,226	2,113
Total operating expenses	$8,215	$6,433

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, increased $0.3 million, or 12.0%, to $2.5 million for the three months ended March 31, 2021 compared to $2.2 million for the three months ended March 31, 2020.
Total personnel expenses increased $0.1 million, or 20.0%, to $0.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in employee medical expense.
Property tax expense increased $0.1 million, or 11.0%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues. As revenues increase, we expect property taxes to also increase.
Utilities power and related expense increased $0.1 million, or 9.5%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase is primarily due to increased electric utility expense due to increased pump usage, which is in line with increased revenues.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $1.4 million, or 67.1%, to $3.5 million for the three months ended March 31, 2021 compared to $2.1 million for the three months ended March 31, 2020.
Deferred compensation expense increased $0.9 million to $0.6 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily driven by higher stock appreciation rights (“SARs”) expense for the current year period due to the increase in stock price for the three months ended March 31, 2021 compared to the decrease in stock price for the three months ended March 31, 2020. The increase was coupled with the restricted stock awards expense related to awards granted after the three months ended March 31, 2020. Refer to Note 14 — “Deferred Compensation Awards” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.
Board compensation expense increased $0.4 million to $0.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily driven by higher deferred phantom units (“DPUs”) and restricted stock units ("RSUs") expense for the current year period due to the increase in stock price for the three months ended March 31, 2021 compared to the decrease in stock price for the three months ended March 31, 2020.
Depreciation and amortization - Depreciation and amortization expense increased $0.1 million, or 5.3%, to $2.2 million for the three months ended March 31, 2021, from $2.1 million for the three months ended March 31, 2020. The increase was primarily driven by increased depreciation due to the increase in fixed assets.
Other Expense – Other expense increased $0.1 million to $1.3 million for the three months ended March 31, 2021, from $1.2 million for the three months ended March 31, 2020. The increase in other expense was primarily attributed to the reduced amount of Valencia earnout earned coupled with lower interest income.
Income Tax Expense/Benefit – Income tax expense decreased $0.3 million to a tax benefit of less than $0.1 million for the three months ended March 31, 2021 compared to tax expense of $0.2 million for the three months ended March 31, 2020. The decrease was driven by pretax losses for the three months ended March 31, 2021 versus pretax income for the three months ended March 31, 2020.
Net Income/Loss – Net loss totaled $0.2 million for the three months ended March 31, 2021 compared to net income of $0.4 million for the three months ended March 31, 2020. The decrease was primarily attributed to the $0.8 million decrease in operating income, which was driven by increases in general and administrative expenses, primarily related to the fair value of our share-based payment liability awards due to the increase in stock price, partially offset by the increase in operating revenues.

Outstanding Share Data
As of May 3, 2021, there were 22,587,996 shares of our common stock outstanding and stock based awards to acquire an additional 753,871 shares of our common stock outstanding.
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
As of March 31, 2021, we have no notable near-term cash expenditures, other than the first principal payment for our Series B senior secured notes in the amount of $1.9 million due in December 2021. While specific facts and circumstances could change, we believe that we have sufficient cash on hand, the ability to draw on our $10.0 million revolver, and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan as well as remain in compliance with our debt covenants for at least the next twelve months. However, our near term cash flow may be impacted by the COVID-19 pandemic. Refer to “—COVID-19 Update” and “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional discussion relating to the COVID-19 pandemic.
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
For the three months ended March 31, 2021, our net cash provided by operating activities totaled $4.8 million compared to $3.2 million for the three months ended March 31, 2020. The $1.6 million increase in cash from operating activities was primarily driven by increases in accounts payable and other current and noncurrent liabilities coupled with a decrease in accounts receivables for the three months ended March 31, 2021 compared to March 31, 2020.
Cash from Investing Activities
Our net cash used in investing activities totaled $3.3 million for the three months ended March 31, 2021 compared to $3.5 million for the three months ended March 31, 2020. The $0.3 million decrease in cash used in investing activities was primarily driven by a decrease in capital expenditures of $0.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Cash from Financing Activities
Our net cash used in financing activities totaled $0.7 million for the three months ended March 31, 2021 compared to $10.1 million in cash provided by financing activities for the three months ended March 31, 2020. This change was primarily driven by the $11.5 million in net proceeds received from our public offering of stock in January 2020, partially offset by increased AIAC of $0.7 million for the three months ended March 31, 2021.
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
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of March 31, 2021, the Company was in compliance with its financial debt covenants.
Debt issuance costs as of March 31, 2021 and December 31, 2020 were $0.5 million and $0.6 million, respectively.
Revolving Credit Line
On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation (the “Northern Trust Loan Agreement”), for a two-year revolving line of credit up to $10.0 million with a maturity date of April 30, 2022. This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, bears an interest rate equal to LIBOR plus 2.00% and has no unused line fee. This credit facility replaced the previous revolving line of credit with MidFirst Bank, which was terminated in April 2020.

Similar to the senior secured notes, the Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2022, the ratio drops to 1.20. Additionally, the Northern Trust Loan Agreement contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants were subject to various qualifications and limitations as set forth in the Northern Trust Loan Agreement. Pursuant to the Northern Trust Loan Agreement, the revolving credit facility is subject to certain customary events of default after which the revolving credit facility could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. Refer to Note 12 — "Debt" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information. As of March 31, 2021, the Company was in compliance with its financial debt covenants.
As of March 31, 2021, the Company had no outstanding borrowings under this credit line with Northern Trust Bank.
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

There have been no significant changes to our critical accounting policies from those disclosed under “Managements’ Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies, Judgments, and Estimates” in our most recent Annual Report on Form 10-K filed with the SEC on March 4, 2021.
Off Balance Sheet Arrangements
As of March 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices, and interest rates. The Company uses fixed-rate long-term debt to reduce the risk from interest rate fluctuations. Although the Company’s currently outstanding long-term debt is based on fixed rates, changes in interest rates could impact the fair market value of such long-term debt.  As of March 31, 2021, the fair market value of the Company’s long-term debt was $123.3 million.  For additional information about the Company’s long-term debt, refer to Note 12 — “Debt” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

Other than interest-related risks, the Company believes the risks associated with price increases for chemicals, electricity, and other commodities are mitigated by the Company’s ability over the long-term to recover its costs through rate increases to its customers, though such recovery is subject to regulatory lag.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may, from time to time, be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. To our knowledge, we are not involved in any legal proceeding which is expected to have a material effect on us.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in our risk factors from those discussed in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended March 31, 2021.
b) Use of Proceeds
None.
c) Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Item 1.01    Entry into a Material Definitive Agreement

Revolving Credit Line Extension

On April 30, 2020, the Company entered into the Northern Trust Loan Agreement with The Northern Trust Company, an Illinois banking corporation (“Northern Trust”), on the terms and subject to the conditions set forth in the Northern Trust Loan Agreement, for a revolving credit facility in the maximum principal amount of $10.0 million. On April 30, 2021, the Company entered into a modification agreement (the “Modification Agreement”) with Northern Trust, amending the terms and conditions set forth in the Northern Trust Loan Agreement to, among other things, (i) extend the scheduled maturity date from April 30, 2022 to April 30, 2024, and (ii) add Global Water Holdings, Inc., a wholly owned subsidiary of the Company, as a guarantor of the Company’s obligations under the Northern Trust Loan Agreement.

The Modification Agreement contains customary representations, warranties and covenants consistent with the Northern Trust Loan Agreement. As of April 30, 2021, no amount was drawn under the revolving credit facility.

On April 30, 2021, in connection with the Modification Agreement, Global Water Holdings, Inc. entered into (i) a guaranty agreement (the “Guaranty Agreement”) for the benefit of Northern Trust, pursuant to which Global Water Holdings, Inc., together with the existing guarantors consisting of Global Water, LLC and West Maricopa Combine, LLC, jointly and severally guaranteed the Company’s obligations under the Northern Trust Loan Agreement; and (ii) a pledge and security agreement (the “Pledge Agreement”) with U.S. Bank National Association, as collateral agent for Northern Trust, relating to the collateral securing the revolving credit facility under the Northern Trust Loan Agreement.

The foregoing description of the Modification Agreement, the Guaranty Agreement and the Pledge Agreement is only a summary and is qualified in its entirety by reference to the full text of such agreements, which are filed as Exhibits 10.5, 10.6 and 10.7, respectively, to this Form 10-Q and are incorporated by reference herein.

Item 2.03    Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

The information required by this item is included under “—Revolving Credit Line Extension” above and incorporated herein by reference.

Item 5.02    Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers;
Compensatory Arrangements of Certain Officers
New Employment Agreements
On May 5, 2021, the Company entered into new employment agreements (the “Agreements”) with each of Ron L. Fleming, the Company’s President and Chief Executive Officer, Michael J. Liebman, the Company’s Senior Vice President, Secretary and Chief Financial Officer, and Christopher D. Krygier, the Company’s Chief Strategy Officer. The Agreements replace the Company’s existing employment agreements with each of Mr. Fleming and Mr. Liebman, effective August 6, 2019, and with Mr. Krygier, effective May 7, 2020. Unless terminated earlier in accordance with its terms, each of the Agreements continues until May 5, 2024 and will automatically renew for one or more additional 12-month periods unless either the Company or the executive provides notice prior to the end of the then-current term.

The Agreements provide that Mr. Fleming will receive an annual base salary of $350,000; Mr. Liebman will receive an annual base salary of $280,000; and Mr. Krygier will receive an annual base salary of $220,000 during the one year period following the date of the Agreement, $240,000 during the following one year period, and $250,000 for each year thereafter. The Company’s Board (or its compensation committee) may review the base salaries on an annual basis to determine whether any increases are appropriate.

In addition, Mr. Fleming, Mr. Liebman and Mr. Krygier may be entitled to annual incentive compensation as determined (a) in the discretion of the Board (or its compensation committee) or (b) pursuant to any incentive compensation program adopted by the Company from time to time. For each calendar year, Mr. Fleming and Mr. Liebman will be eligible to receive up to 50% and 40%, respectively, of his base salary as incentive compensation in the form of a cash bonus. For the calendar years ending December 31, 2021, 2022 and 2023 (and any years thereafter), Mr. Krygier will be eligible to receive up to 17.5%, 20%, and 22.5%, respectively, of his base salary as incentive compensation in the form of a cash bonus.

For performance periods ending on and after December 31, 2021, Mr. Fleming and Mr. Liebman will be eligible to receive up to 50% and 40%, respectively, of his base salary in the form of restricted stock units or such other equity awards as may be issued pursuant to the Global Water Resources, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Plan”). For performance periods ending December 31, 2021, 2022 and 2023 (and any years thereafter), Mr. Krygier will be eligible to receive up to 17.5%, 20%, and 22.5%, respectively, of his base salary in the form of restricted stock units or such other equity awards as may be issued pursuant to the Omnibus Plan. The actual number of restricted stock units or other equity will be based on the executive satisfying the performance goals established by the Board (or its compensation committee).

Subject to their continued employment, on May 5, 2022 (the “Grant Date”), Mr. Fleming, Mr. Liebman and Mr. Krygier are entitled to a grant of 30,000, 25,000 and 20,000 shares of restricted stock (the “Restricted Shares”), respectively. Such Restricted Shares shall vest in three substantially equal installments: one-third (1/3) of the Restricted Shares shall vest on May 8, 2023; one-third (1/3) of the Restricted Shares shall vest on May 8, 2024; and one-third (1/3) of the Restricted Shares shall vest on May 8, 2025. Notwithstanding the foregoing, no Restricted Shares shall be granted to any executives if his employment with the Company terminates for any reason prior to the Grant Date. The grant of Restricted Shares shall be subject to the terms of the Omnibus Plan and the award agreement granting the Restricted Shares.

The Company will provide to Mr. Fleming, Mr. Liebman and Mr. Krygier such fringe and other benefits as are regularly provided by the Company to members of its senior management team.

If either Mr. Fleming’s, Mr. Liebman’s or Mr. Krygier’s employment is:

•    voluntarily terminated by the executive without Good Reason (as defined in each Agreement) or if the Company terminates the executive’s employment for Cause (as defined in each Agreement), then (i) the Company will be obligated to pay the executive’s then current base salary through the date of termination and any incentive compensation earned in previous years but not yet paid; and (ii) no incentive compensation shall be payable for the year in which the termination occurs. In addition, any unvested equity-based awards shall be forfeited.

•    voluntarily terminated by the executive with Good Reason, or if the Company terminates the executive’s employment without Cause (including by providing notice of non-renewal), then (i) the Company will be obligated to pay the executive’s then current base salary through the date of termination and any incentive compensation earned in previous years but not yet paid; (ii) no incentive compensation shall be payable for the year in which the termination occurs (except if the termination occurs during the last six months of the Company’s fiscal year, the executive may be entitled to certain pro rata payments); (iii) if the executive timely and properly elects continuation coverage under COBRA, the Company shall reimburse the executive for the COBRA premiums as specified in the Agreements; (iv) any equity based awards previously granted will become fully vested and exercisable and all restrictions on restricted awards will lapse; and (v) (a) with respect to Mr. Fleming and Mr. Liebman, the Company will pay an amount equal to the sum of (A) three (3) times the executive’s current base salary as of the date of termination, and (B) six (6) times the maximum cash bonus that the executive could have earned in the year of the termination; and (b) with respect to Mr. Krygier, the Company will pay an amount equal to the sum of (A) one (1) times his current base salary as of the date of termination, and (B) two (2) times the maximum cash bonus that he could have earned in the year of the termination.

If Mr. Fleming or Mr. Liebman terminates his employment with the Company with Good Reason, or if the Company terminates the executive’s employment without Cause within 24 months following a Change of Control (as defined in the Agreements) of the Company, the executive will be entitled to a lump-sum cash payment equal to the sum of (i) three (3) times the executive’s current base salary as of the date of the Change of Control, and (ii) six (6) times the sum of the maximum cash bonus that the executive could have earned in the year of the Change of Control. In addition, all outstanding equity or stock price-based awards previously granted to Mr. Fleming or Mr. Liebman will become fully vested and exercisable and all restrictions on restricted awards will lapse upon any Change of Control, regardless of whether Mr. Fleming or Mr. Liebman remains employed by the Company or its successor following the Change of Control. If Mr. Krygier terminates his employment with the Company with Good Reason, or if the Company terminates his employment without Cause within 24 months following a Change of Control (as defined in his Agreement) of the Company, any outstanding equity or stock price-based awards previously granted to Mr. Krygier will vest and become exercisable and he will be entitled to a lump-sum cash payment equal to the sum of (i) two (2) times his current base salary as of the date of the Change of Control, (ii) four (4) times the sum of the maximum cash bonus that he could have earned in the year of the Change of Control. The Agreements also contain a “best-net” provision, which provides that if Internal Revenue Code Section 280G applies to the payments and such payments trigger an excise tax, then the payments may be reduced to an amount that will not trigger the excise tax, if such reduction would result in a greater amount paid to the executive.

The payments due on termination of employment and termination following a Change of Control to any executive are subject to the requirement that the executive executes the release agreement in the form attached as an exhibit to the Agreements.

Under the Agreements, Mr. Fleming, Mr. Liebman and Mr. Krygier have also agreed to post-employment undertakings regarding non-solicitation and non-competition for a period of one year thereafter.

The foregoing description of the Agreements is only a summary and is qualified in its entirety by reference to the full text of the Agreements, which are filed as Exhibits 10.2, 10.3 and 10.4 to this Form 10-Q and are incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 4, 2016.

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed May 4, 2016.

10.1	Standstill Agreement, dated March 19, 2021, by and among Global Water Resources, Inc., Levine Investments Limited Partnerships, William S. Levine, Jonathan L. Levine, and Andrew M. Cohn	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 24, 2021.

10.2	Employment Agreement with Ron L. Fleming, dated May 4, 2021*	Filed herewith.

10.3	Employment Agreement with Michael J. Liebman, dated May 4, 2021*	Filed herewith.

10.4	Employment Agreement with Christopher D. Krygier, dated May 4, 2021*	Filed herewith.

10.5	Modification Agreement dated April 30, 2021, by and between Global Water Resources, Inc. and The Northern Trust Company	Filed herewith.

10.6	Guaranty Agreement, dated as of April 30, 2021, by Global Water Holdings, Inc.	Filed herewith.

10.7	Pledge and Security Agreement, dated as of April 30, 2021, by and between Global Water Holdings, Inc. and The Northern Trust Company	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Water Resources, Inc.

Date:	May 5, 2021	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)