Form 10-Q
period 2021-06-30
Global Water Resources, Inc.
filed 2021-08-05
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 2, 2021, the registrant had 22,620,435 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	353,349	340,193
Less accumulated depreciation	(105,828)	(101,302)
Net property, plant and equipment	247,521	238,891
CURRENT ASSETS:
Cash and cash equivalents	19,349	18,033
Accounts receivable — net	1,899	2,147
Customer payments in-transit	136	306
Unbilled revenue	2,910	2,304
Prepaid expenses and other current assets	1,026	665
Total current assets	25,320	23,455
OTHER ASSETS:
Goodwill	4,595	4,600
Intangible assets — net	10,681	11,185
Regulatory asset	2,229	2,036
Restricted cash	1,316	3,272
Other noncurrent assets	9	9
Total other assets	18,830	21,102
TOTAL ASSETS	291,671	283,448
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	811	531
Accrued expenses	7,819	8,261
Deferred revenue	—	4
Customer and meter deposits	1,594	1,558
Long-term debt and capital leases — current portion	3,994	2,035
Total current liabilities	14,218	12,389
NONCURRENT LIABILITIES:
Long-term debt and capital leases	110,893	112,659
Deferred revenue - ICFA	18,475	17,843
Regulatory liability	7,654	7,986
Advances in aid of construction	84,066	76,384
Contributions in aid of construction — net	18,067	14,632
Deferred income tax liabilities — net	4,180	3,652
Acquisition liability	1,773	1,773
Other noncurrent liabilities	1,381	3,942
Total noncurrent liabilities	246,489	238,871
Total liabilities	260,707	251,260
Commitments and contingencies (Refer to Note 15)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 22,748,143 and 22,690,477 shares issued as of June 30, 2021 and December 31, 2020, respectively.	227	227
Treasury stock, 127,708 and 102,711 shares at June 30, 2021 and December 31, 2020, respectively.	(1)	(1)
Paid in capital	30,738	31,962
Retained earnings	—	—
Total shareholders' equity	30,964	32,188
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	291,671	283,448
See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES:
Water services	$5,250	$4,675	$9,236	$8,063
Wastewater and recycled water services	5,676	5,126	10,919	9,949
Unregulated revenues	18	88	47	107
Total revenues	10,944	9,889	20,202	18,119

OPERATING EXPENSES:
Operations and maintenance	2,480	2,340	4,979	4,572
General and administrative	3,717	3,625	7,207	5,713
Depreciation and amortization	2,408	2,197	4,634	4,310
Total operating expenses	8,605	8,162	16,820	14,595
OPERATING INCOME	2,339	1,727	3,382	3,524

OTHER INCOME (EXPENSE):
Interest income	8	27	13	79
Interest expense	(1,353)	(1,359)	(2,678)	(2,697)
Other	1,629	(480)	1,644	(431)
Total other income (expense)	284	(1,812)	(1,021)	(3,049)

INCOME (LOSS) BEFORE INCOME TAXES	2,623	(85)	2,361	475
INCOME TAX BENEFIT (EXPENSE)	(641)	(37)	(596)	(243)
NET INCOME (LOSS)	$1,982	$(122)	$1,765	$232

Basic earnings (loss) per common share	$0.09	$(0.01)	$0.08	$0.01
Diluted earnings (loss) per common share	$0.09	$(0.01)	$0.08	$0.01
Dividends declared per common share	$0.07	$0.07	$0.15	$0.14

Weighted average number of common shares used in the determination of:
Basic	22,620,037	22,566,014	22,603,991	22,449,720
Diluted	22,895,275	22,566,014	22,884,618	22,485,622

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2019	21,636,420	$216	(99,039)	$(1)	$24,457	$—	$24,672
Dividend declared $0.07 per share	—	—	—	—	(1,274)	(354)	(1,628)
Issuance of common stock	1,000,000	10	—	—	11,511	—	11,521
Stock compensation	—	—	—	—	115	—	115
Net income (loss)	—	—	—	—	—	354	354
BALANCE - March 31, 2020	22,636,420	$226	(99,039)	$(1)	$34,809	$—	$35,034
Dividend declared $0.07 per share	—	—	—	—	(1,633)		(1,633)
Issuance of common stock	49,163	1	—	—	(3)	—	(2)
Stock compensation	—	—	—	—	768	—	768
Net income (loss)	—	—	—	—	—	(122)	(122)
BALANCE - June 30, 2020	22,685,583	$227	(99,039)	$(1)	$33,941	$(122)	$34,045

BALANCE - December 31, 2020	22,690,477	$227	(102,711)	$(1)	$31,962	$—	$32,188
Dividend declared $0.07 per share	—	—	—	—	(1,650)	—	(1,650)
Treasury Stock	—	—	(398)	—	—	—	—
Stock option exercise	628	—	—	—	—	—	—
Stock compensation	—	—	—	—	271	—	271
Net income (loss)	—	—	—	—	—	(217)	(217)
BALANCE - March 31, 2021	22,691,105	$227	(103,109)	$(1)	$30,583	$(217)	$30,592
Dividend declared $0.07 per share	—	—	—	—	330	(1,982)	(1,652)
Issuance of common stock	54,163
Treasury Stock	—	—	(24,599)	—	4	—	4
Stock option exercise	2,875	—	—	—	—	—	—
Stock compensation	—	—	—	—	38	—	38
Net income (loss)	—	—	—	—	—	1,982	1,982
BALANCE - June 30, 2021	22,748,143	$227	(127,708)	$(1)	$30,955	$(217)	$30,964

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,765	$232
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	1,697	1,069
Depreciation and amortization	4,634	4,310
Amortization of deferred debt issuance costs and discounts	22	92
Other losses	16	550
Provision for doubtful accounts receivable	36	43
Deferred income tax expense	528	181
Changes in assets and liabilities
Accounts receivable	212	(537)
Other current assets	(798)	(553)
Accounts payable and other current liabilities	(3,077)	(951)
Other noncurrent assets	(193)	39
Other noncurrent liabilities	2,522	626
Net cash provided by operating activities	7,364	5,101

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,408)	(5,399)
Cash paid for acquisitions, net of cash acquired	(5)	—
Other cash flows from investing activities	—	(8)
Net cash used in investing activities	(6,413)	(5,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,301)	(3,263)
Advances in aid of construction	1,773	481
Proceeds from stock option exercise	4	—
Principal payments under capital lease	(67)	(54)
Loan repayments	—	(18)
Proceeds from sale of stock	—	11,739
Debt issuance costs paid	—	(53)
Payments of offering costs for sale of stock	—	(221)
Net cash (used) provided by financing activities	(1,591)	8,611
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(640)	8,305
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	21,305	9,095
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$20,665	$17,400

See accompanying notes to the condensed consolidated financial statements

Supplemental disclosure of cash flow information:

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$19,349	$15,477
Restricted Cash	1,316	1,923
Total cash, cash equivalents, and restricted cash	$20,665	$17,400

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 are unaudited. The December 31, 2020 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020. In our opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Corporate Transactions
Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.
On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company, Inc. ("Valencia") to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. The Company received growth premiums of $0.2 million for both the three and six months ended June 30, 2021 and $0.1 million for both the three and six months ended June 30, 2020.
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

Acquisition of Red Rock Utilities

On October 16, 2018, the Company completed the acquisition of Red Rock Utilities ("Red Rock"), an operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona, for a purchase price of $5.9 million. The acquisition added over 1,650 connections and approximately 9 square miles of service area. The Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. The three specified growth premium areas are located in Pima County, Arizona where Red Rock has not yet begun operating, and where Red Rock is authorized to provide water utility services only. As of June 30, 2021, no meters have been installed and no accounts have been established in any of the three growth premium areas.
Arizona Corporation Commission (the “ACC”) Tax Docket
The Company had regulatory assets of $2.2 million and $2.0 million at June 30, 2021 and December 31, 2020, respectively, and regulatory liabilities of $0.7 million at both June 30, 2021 and December 31, 2020, related to the Federal Tax Cuts and Jobs Act (the "TCJA") signed into law on December 22, 2017. Under ASC 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred income taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers.
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

ACC Rate Case

On August 28, 2020, 12 of our 16 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, which proposed a collective revenue requirement increase of $4.6 million (relative to expected revenues in 2021, which is the final year of the rate phase-in from the last rate case) based on a 2019 test year. On August 2, 2021, we filed rejoinder testimony with the ACC updating our collective revenue increase to approximately $3.0 million. Certain of our utilities, including Santa Cruz and Palo Verde, have also requested that the rate increases be phased in over three years, beginning January 1, 2022. The phase-in period may be shorter depending on the total revenue increase approved.

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
As of June 30, 2021, the Company had 620,476 options outstanding to acquire an equivalent number of shares of GWRI common stock. The 381,496 options outstanding from the 2017 option grant equated to 166,348 and 163,707 common share equivalents for the three and six months ended June 30, 2021, respectively, which were included within the calculation of diluted earnings per share for the three and six months ended June 30, 2021. The remaining 238,980 options outstanding from the 2019 option grant equated to 55,232 and 53,414 common share equivalents for the three and six months ended June 30, 2021, respectively, which were included within the calculation of diluted earnings per share for the three and six months ended June 30, 2021. As of June 30, 2021, there were 74,164 restricted stock awards outstanding from the 2020 grant. The 74,164 restricted stock awards outstanding equated to 53,658 and 63,507 common share equivalents for the three and six months ended June 30, 2021, respectively, which were included within the calculation of diluted earnings per share for the three and six months ended June 30, 2021. As of June 30, 2021, there were 164,650 restricted stock awards outstanding from the 2021 grant, which were not included within the calculation of diluted earnings per share for the three and six months ended June 30, 2021, as to do so would be antidilutive.
As of June 30, 2020, the Company had 632,500 options outstanding to acquire an equivalent number of shares of GWRI common stock. For the three months ended June 30, 2020, the 632,500 options outstanding were not included within the calculation of diluted earnings per share as the Company incurred losses in this period and to include them would be anti-dilutive. For the six months ended June 30, 2020, the 386,896 options outstanding from the 2017 option grant equated to 35,902 common share equivalents, which were included within the calculation of diluted earnings per share. The remaining 245,604 options outstanding from the 2019 option grant were not included for the six months ended June 30, 2020 dilutive earnings per share calculation, as to do so would be antidilutive. As of June 30, 2020, there were 128,327 restricted stock awards outstanding, which were not included within the calculation of diluted earnings per share as to do so would be antidilutive.
Refer to Note 13 – “Deferred Compensation Awards” for additional information regarding the option and restricted stock grants.
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
As of June 30, 2021 and December 31, 2020, ICFA deferred revenue recorded on the consolidated balance sheet totaled $18.5 million and $17.8 million, respectively, which represents deferred revenue recorded for ICFA funds received on contracts that had become due prior to Rate Decision No. 74364. Refer to Note 3 — "Revenue Recognition" of the notes to the unaudited condensed consolidated financial statements for additional discussion regarding ICFA revenue.
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
As of June 30, 2021, regulatory liability recorded on the consolidated balance sheet totaled $7.7 million, of which $6.2 million relates to the offset of intangible assets related to ICFA contracts obtained in connection with our Santa Cruz, Palo Verde, and Sonoran acquisitions, and the remaining $1.5 million relates to the TCJA rate reduction mandated by the ACC pursuant to Rate Decision No. 76901.

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
Disaggregated Revenues

For the three and six months ended June 30, 2021 and 2020, disaggregated revenues from contracts with customers by major source and customer class are as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
REGULATED REVENUE
Water Services
Residential	$3,572	$3,247
Irrigation	1,026	910
Commercial	236	209
Construction	187	151
Other water revenues	229	158
Total water revenues	5,250	4,675
Wastewater and recycled water services
Residential	4,910	4,464
Commercial	253	238
Recycled water revenues	425	377
Other wastewater revenues	88	47
Total wastewater and recycled water revenues	5,676	5,126
TOTAL REGULATED REVENUE	10,926	9,801
UNREGULATED REVENUE
Rental revenues	18	88
TOTAL UNREGULATED REVENUE	18	88
TOTAL REVENUE	$10,944	$9,889

Contract Balances
Our contract assets and liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
CONTRACT ASSETS
Accounts receivable
Water services	$1,130	$1,203
Wastewater and recycled water services	950	1,149
Total contract assets(1)	$2,080	$2,352
CONTRACT LIABILITIES
Deferred revenue - ICFA	$18,475	$17,843
Refund liability - regulated(2)	747	733
Deferred revenue - other	—	4
Total contract liabilities	$19,222	$18,580

(1)The decrease in accounts receivable was primarily due to the reimplementation of disconnection notices and disconnections during the six months ended June 30, 2021, which had previously been temporarily suspended due to the COVID-19 pandemic.
(2)The increase in refund liability is due to the phase-in approach approved in Rate Decision No. 76901. Refer to Note 1—"Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions — ACC Tax Docket" of the notes to the unaudited condensed consolidated financial statements for further details.
Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $18.5 million and $17.8 million at June 30, 2021 and December 31, 2020, respectively. Deferred revenue - ICFA is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. Due to the uncertainty of future events, the Company is unable to estimate when to expect recognition of deferred revenue - ICFA. Deferred revenue - other is recognized as revenue once the obligations specified with the rental contract are met. The Company expects to recognize the full amount in the next three months.
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

The adoption of ASC 842 resulted in the initial recognition of ROU assets of $189,000 and related lease liabilities of $210,000. As of June 30, 2021, ROU assets and liabilities totaled $111,000 and $132,000, respectively, of which relate to office rent.

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at June 30, 2021 and December 31, 2020 consist of the following (in thousands):

	June 30, 2021	December 31, 2020	Average Depreciation Life (in years)
Mains/lines/sewers	$151,552	$145,910	49
Plant	97,018	96,654	31
Equipment	37,772	37,347	14
Meters	14,964	14,548	13
Furniture, fixture and leasehold improvements	1,666	1,650	27
Computer and office equipment	1,277	1,108	6
Software	241	241	3
Land and land rights	1,270	1,159
Other	699	699
Construction work-in-process	46,890	40,877
Total property, plant and equipment	353,349	340,193
Less accumulated depreciation	(105,828)	(101,302)
Net property, plant and equipment	$247,521	$238,891

6. ACCOUNTS RECEIVABLE

Accounts receivable as of June 30, 2021 and December 31, 2020 consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Billed receivables	$2,080	$2,352
Less allowance for doubtful accounts	(181)	(205)
Accounts receivable – net	$1,899	$2,147

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of June 30, 2021, the goodwill balance of $4.6 million related to the Turner, Red Rock, Mirabell, Francesca, Tortolita, and Lyn Lee acquisitions. There were no indicators of impairment identified as a result of the Company's review of events and circumstances related to its goodwill subsequent to the acquisitions. Based on our annual impairment testing performed on November 1st, no impairment was recorded.
Intangible Assets

As of June 30, 2021 and December 31, 2020, intangible assets consisted of the following (in thousands):

	June 30, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532		$1,532	$1,532		$1,532
Intangible trademark	13		13	13		13
Franchise contract rights	129		129	129		129
Organizational costs	67		67	67		67
	1,741		1,741	1,741		1,741
DEFINITE LIVED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(14,222)	3,756	17,978	(13,718)	4,260
Sonoran contract rights	7,406	(2,222)	5,184	7,406	(2,222)	5,184
	25,384	(16,444)	8,940	25,384	(15,940)	9,444
Total intangible assets	$27,125	$(16,444)	$10,681	$27,125	$(15,940)	$11,185
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
Acquired ICFAs and contract rights related to our 2005 acquisition of Sonoran Utility Services, LLC assets are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. Amortization in the amount of $0.5 million was recorded for these balances for both the three and six months ended June 30, 2021 and $0.3 million was recorded during both the three and six months ended June 30, 2020.

8. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a shareholder and director of the Company. Medical claims paid to the plan were approximately $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. Medical claims paid to the plan were approximately $0.3 million for both the six months ended June 30, 2021 and 2020, respectively.
9. ACCRUED EXPENSES
Accrued expenses at June 30, 2021 and December 31, 2020 consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Deferred compensation	$1,620	$1,399
Property taxes	1,291	1,191
Income taxes	7	1,582
Interest	493	472
Dividend payable	551	550
Asset retirement obligation	697	697
Accrued Bonus	464	569
Other accrued liabilities	2,696	1,801
Total accrued expenses	$7,819	$8,261

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
HUF Funds - restricted cash(1)	$—	$525	$—	$525	$—	$2,482	$—	$2,482
Demand Deposit(2)	2,135	—	—	2,135	2,135	—	—	2,135
Certificate of Deposit - Restricted(1)	—	790	—	790	—	790	—	790
Long-term debt(3)	—	123,839	—	123,839	—	127,724	—	127,724
Acquisition Liability(4)	—	—	838	838	—	—	838	838
Total	$2,135	$125,154	$838	$128,127	$2,135	$130,996	$838	$133,969

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
(4) As part of the Red Rock acquisition, the Company is required to pay to the seller a growth premium equal to $750 (not in thousands) for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date, or twenty years from the acquisition date. The fair value of the acquisition liability was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company's estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate.
11. DEBT

The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30, 2021		December 31, 2020
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.38% Series A 2016, maturing June 2028	$—	$28,750	$—	$28,750
4.58% Series B 2016, maturing June 2036	3,833	82,417	1,917	84,333
4.65% Harquahala Loan, maturing January 2021(1)	—	—	3	—
	3,833	111,167	1,920	113,083
OTHER
Capital lease obligations	161	264	115	136
Debt issuance costs	—	(538)	—	(560)
Total debt	$3,994	$110,893	$2,035	$112,659

(1) Represents a loan that was payable to Harquahala Valley Community Benefits Foundation, which was assumed in connection with the Company’s acquisition of Eagletail Water Company in May 2017. The loan was paid off in January 2021.

 2016 Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter. The proceeds of the senior secured notes were primarily used to refinance the previously outstanding long-term tax exempt bonds, which were subject to an early redemption option at 103%, plus accrued interest, as a result of our initial public offering in the United States. As part of the refinancing of the long-term debt, the Company paid a prepayment penalty of $3.2 million and wrote off the remaining $2.2 million in capitalized loan fees related to the tax exempt bonds, which were recorded as additional interest expense in the second quarter of 2016. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. Debt issuance costs as of June 30, 2021 and December 31, 2020 were $0.5 million and $0.6 million, respectively.
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of June 30, 2021, the Company was in compliance with its financial debt covenants.

Revolving Credit Line
On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation (the “Northern Trust Loan Agreement”), for a two-year revolving line of credit up to $10.0 million with a maturity date of April 30, 2022. This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, bears an interest rate equal to LIBOR plus 2.00% and has no unused line fee. This credit facility replaced the previous revolving line of credit with MidFirst Bank, which was terminated in April 2020. On April 30, 2021, the Company and The Northern Trust Company entered into an amendment to the Northern Trust Loan Agreement pursuant to which, among other things, the maturity date for the Company's revolving credit line was extended from April 30, 2022 to April 30, 2024. As of June 30, 2021, the Company had no outstanding borrowings under this credit line. There were $20,000 and $46,000 unamortized debt issuance costs as of June 30, 2021 and December 31, 2020, respectively.
The Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2022, the ratio drops to 1.20. As of June 30, 2021, the Company was in compliance with its financial debt covenants.
At June 30, 2021, the remaining aggregate annual maturities of debt and minimum lease payments under capital lease obligations for the years ended December 31 are as follows (in thousands):

	Debt	Capital Lease Obligations
Remaining six months of 2021	$1,917	$85
2022	3,833	142
2023	3,833	104
2024	3,833	61
2025	3,833	34
Thereafter	97,751	—
Subtotal	115,000	426
Less: amount representing interest	—	(30)
Total	$115,000	$396

12. INCOME TAXES
During the three months ended June 30, 2021, the Company recorded tax expense of $0.6 million on pre-tax income of $2.6 million compared to a tax expense of $37,000 on pre-tax loss of $0.1 million for the three months ended June 30, 2020. During the six months ended June 30, 2021, the Company recorded a tax expense of $0.6 million on pre-tax income of $2.4 million, compared to a tax expense of $0.2 million on pre-tax income of $0.5 million. The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items.
13. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.
2017 stock option grant
Stock-based compensation expense of $67,000 was recorded for both the three months ended June 30, 2021 and 2020, and $131,000 and $134,000 was recorded for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, 14,279 options have been exercised and 64,625 options have been forfeited with 381,496 outstanding.

2019 stock option grant
Stock-based compensation expense of $48,000 and $49,000 was recorded for the three months ended June 30, 2021 and 2020, respectively and $95,000 and $97,000 was recorded for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, 4,272 options have been exercised and 6,748 options have been forfeited with 238,980 options outstanding.
Phantom stock compensation/Restricted stock units
The following table details total awards granted and the number of units outstanding as of June 30, 2021 along with the amounts paid to holders of the phantom stock units ("PSUs") and/or restricted stock units ("RSUs") for the three and six months ended June 30, 2021 and 2020 (in thousands, except unit amounts):

			Amounts Paid For the Three Months Ended June 30,		Amounts Paid For the Six Months Ended June 30,
Grant Date	Units Granted	Units Outstanding	2021	2020	2021	2020
Q1 2017	22,712	—	—	—	—	24
Q1 2018	30,907	—	—	26	39	59
Q1 2019	32,190	8,048	45	27	85	62
Q1 2020	22,481	13,114	31	19	59	19
Q1 2021(1)	27,403	25,119	38	—	38	—
Total	135,693	46,281	$114	$72	$221	$164

(1)Pursuant to the Global Water Resources, Inc. 2020 Omnibus Incentive Plan, effective May 7, 2020, long-term incentive awards are no longer granted in the form of PSUs and are granted as RSUs instead.
Stock appreciation rights compensation
The following table details the recipients of the stock appreciation rights (“SARs”) awards, the grant date, units granted, exercise price, outstanding units as of June 30, 2021 and amounts paid during the three and six months ended June 30, 2021 and 2020 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Three Months Ended June 30,		Amounts Paid For the Six Months Ended June 30,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2021	2020	2021	2020
Members of Management (1)(2)	Q1 2015	299,000	$4.26	70,500	—	—	269	—
Key Executives (3)(4)	Q2 2015	300,000	$5.13	—	—	—	—	300
Members of Management (1)(5)	Q3 2017	103,000	$9.40	54,750	—	—	—	—
Members of Management (1)(6)	Q1 2018	33,000	$8.99	24,750	—	—	—	—
Total		735,000		150,000	$—	$—	$269	$300

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

For the three months ended June 30, 2021 and 2020, the Company recorded approximately $0.4 million and $0.2 million of compensation expense related to the PSUs/RSUs and SARs, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded approximately $0.7 million of compensation expense and $0.3 million of negative compensation expense related to the PSUs/RSUs and SARs, respectively. Based on GWRI’s closing share price on June 30, 2021 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
Remaining six months of 2021	$229	$19
2022	278	25
2023	153	25
2024	—	14
Total	$660	$83

Restricted stock compensation

On May 7, 2020, the Company's stockholders approved the Global Water Resources, Inc. 2020 Omnibus Incentive Plan which allows restricted stock awards as a form of compensation. A restricted stock award ("RSA") represents the right to receive a share of the Company's common stock. RSAs vest over two to three years, beginning on the date of the grant. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. During the three and six months ended June 30, 2021, 164,950 RSAs were issued. For the three and six months ended June 30, 2021, the Company recorded approximately $0.3 million and $0.5 million of compensation expense related to the RSAs, respectively. For both the three and six months ended June 30, 2020, the Company recorded approximately $0.7 million of compensation expense related to the grant and partial vesting of RSAs. The following table summarizes the RSA transactions as of the three months ended June 30, 2021:

	Number of RSAs	Weighted Average Fair Value
Nonvested stock units at beginning of period	128,327	$11.22
Granted	164,950	$16.59
Stock units vested and issued	54,163	$11.32
Forfeited	300	—
Nonvested RSAs at end of period	238,814	$14.91

14. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Supplemental cash flow information:
Cash paid for interest	$2,616	$2,612
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$1,444	$1,489
15. COMMITMENTS AND CONTINGENCIES
Commitments
In January 2019, the the Company's corporate office lease agreement was amended to extend the term of the lease, with a commencement date of March 1, 2019 and termination date of May 31, 2022. As such, the Company's monthly rent expense increased to approximately $15,000. Rent expense arising from the operating leases totaled approximately $48,000 and $44,000 for the three months ended June 30, 2021 and 2020, respectively, and $93,000 and $89,000 for the six months ended June 30, 2021 and 2020, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations relates to the three and six months ended June 30, 2021 and should be read together with the condensed consolidated financial statements and accompanying notes included herein, as well as our audited annual financial statements and associated management’s discussion, which are available within our Annual Report on Form 10-K for the year ended December 31, 2020 available on our Company’s profile on the Securities and Exchange Commission (“SEC”) website, www.sec.gov.
Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of the Company and documents incorporated herein by reference are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, and opportunities, including potential acquisitions; future financial performance; regulatory and Arizona Corporation Commission ("ACC") proceedings and approvals, including anticipated timing and outcomes; population and growth projections; technologies; revenues; metrics; operating expenses; market trends, including those in the markets in which we operate; liquidity; cash flows and uses of cash; dividends; amount and timing of capital expenditures; depreciation and amortization; tax payments; hedging arrangements; our ability to repay indebtedness and invest in initiatives; impact and resolutions of legal matters; the impact of tax changes; the impact of accounting changes and other pronouncements; and the anticipated impacts from the COVID-19 pandemic on the Company, including to our business operations, results of operations, cash flows, and financial position, and our future responses to the COVID-19 pandemic. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not, or the times at or by which, such performance or results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC, as updated from time to time in our subsequent filings with the SEC. Although the forward-looking statements are based upon what management believes to be reasonable assumptions, investors cannot be assured that actual results will be consistent with these forward-looking statements, and the differences may be material. Further, any forward-looking statement speaks only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

COVID-19 Update

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. Since that time, government authorities around the world implemented numerous measures to try to reduce the spread of the COVID-19 pandemic, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home, or total lock-down (or similar) orders and business limitations and shutdowns. During the three and six months ended June 30, 2021, states and localities were in the midst of a vaccine distribution program and have begun to ease certain state-mandated restrictions. More recently, many news agencies have reported the spread of new variants of COVID-19, such as the Delta variant, that are more contagious and deadly than previous strains. The spread of these new strains are causing many government authorities to reimplement the aforementioned measures to try to reduce the spread that had become less prevalent.

Our water and wastewater services are essential services and we intend to continue to provide those services for our customers. Further, we continue to monitor the impact of COVID-19 pandemic on our business and operations, including how it will impact our customers, employees, suppliers, vendors, and business partners. While the COVID-19 pandemic did not have a material effect on our business operations, results of operations, cash flows, and financial position for the three and six months ended June 30, 2021, we are unable to predict the ultimate extent to which our business operations, results of operations, cash flows, and financial position will be impacted by the COVID-19 pandemic. The degree to which the COVID-19 pandemic impacts our business operations, results of operations, cash flows, and financial position will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic, its severity, the emergence and severity of its variants, the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them, restrictions on travel and transportation, and how quickly and to what extent normal economic and operating conditions can resume.

As a result of the economic hardships caused by the COVID-19 pandemic, we voluntarily agreed not to disconnect customers or charge late fees during the year ended December 31, 2020. However, we resumed disconnections on February 9, 2021. In 2020, we expanded our customer assistance program to include a larger customer base, while increasing the annual maximum benefit and including additional qualifying categories to include disabled veterans, deployed service members, furloughed workers, and customers with a medical hardship. As of June 30, 2021, COVID-19 did not have a material impact on uncollectible accounts. However, we believe that we may be unable to collect a portion of billed revenue for some period of time, if at all. Therefore, we could see a negative impact to our revenue, earnings, and cash flows due to the COVID-19 pandemic as this continues through 2021. Further, our current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional risks we face due to the COVID-19 pandemic.
Business Outlook
2020 and the first half of 2021 continued the trend of positive growth in new connections. According to the 2010 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) is the 14th largest MSA in the U.S. and had a population of 4.2 million, an increase of 29% over the 3.3 million people reported in the 2000 Census. Metropolitan Phoenix continues to grow due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base, and business friendly environment. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 5.7 million people by 2030 and 6.5 million by 2040. During the three months ended June 30, 2021, Arizona’s employment rate increased by 5.5%, ranking the state in the top twenty-five nationally for job growth.

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
We are subject to economic regulation by the state regulator, the ACC. The U.S. federal and state governments also regulate environmental, health and safety, and water quality matters. We continue to execute on our strategy to optimize and focus the Company in order to provide greater value to our customers and shareholders by aiming to deliver predictable financial results, making prudent capital investments, and focusing our efforts on earning an appropriate rate of return on our investments.
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, increased 4,731 connections, or 10.1% (10.0% annualized growth), from a total of 46,884 as of June 30, 2020 to 51,615 as of June 30, 2021. This increase is primarily due to organic growth in new connections.
As of June 30, 2021, active service connections increased 4,741, or 10.2% (9.9% annualized growth), to 51,314 compared to 46,573 active service connections as of June 30, 2020. As with the increase in total service connections, the increase is due to organic growth in new connections. Approximately 93.0% of the 51,314 active service connections are serviced by our Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”) utilities as of June 30, 2021.

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
Jun-21
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

ACC Rate Case

On August 28, 2020, 12 of our 16 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, which proposed a collective revenue requirement increase of $4.6 million (relative to expected revenues in 2021, which is the final year of the rate phase-in from the last rate case) based on a 2019 test year. On August 2, 2021, we filed rejoinder testimony with the ACC updating our collective revenue increase to approximately $3.0 million. Certain of our utilities, including Santa Cruz and Palo Verde, have also requested that the rate increases be phased in over three years, beginning January 1, 2022. The phase-in period may be shorter depending on the total revenue increase approved.

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

Acquisition of Red Rock Utilities

On October 16, 2018, we completed the acquisition of Red Rock, an operator of a water and a wastewater utility with service areas in Pima and Pinal counties of Arizona, for a purchase price of $5.9 million. The acquisition added over 1,650 connections and approximately 9 square miles of service area. The Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. The three specified growth premium areas are located in Pima County, Arizona where Red Rock has not yet begun operating, and where Red Rock is authorized to provide water utility services only. As of June 30, 2021, no meters have been installed and no accounts have been established in any of the three growth premium areas. We believe this acquisition is consistent with the Company's declared strategy of making accretive acquisitions.
Recent Events
Renewal of Revolving Credit Line

On April 30, 2021, the Company and The Northern Trust Company entered into an amendment to the Northern Trust Loan Agreement pursuant to which, among other things, the maturity date for the Company’s revolving line of credit was extended from April 30, 2022 to April 30, 2024.

Sale of Wireless Communication Tower

On April 9, 2021, the Company sold a wireless communication tower and related easement rights which resulted in a $1.5 million gain recorded as other income.
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

Comparison of Results of Operations for the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2021	2020
Revenues	$10,944	$9,889
Operating expenses	8,605	8,162
Operating income	2,339	1,727
Total other income (expense)	284	(1,812)
Income (loss) before income taxes	2,623	(85)
Income tax benefit (expense)	(641)	(37)
Net income (loss)	$1,982	$(122)

Basic earnings (loss) per common share	$0.09	$(0.01)
Diluted earnings (loss) per common share	$0.09	$(0.01)

Revenues – The following table summarizes our revenues for the three months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,
	2021	2020
Water services	$5,250	$4,675
Wastewater and recycled water services	5,676	5,126
Unregulated revenues	18	88
Total revenues	$10,944	$9,889

Total revenues increased $1.1 million, or 10.7%, to $10.9 million for the three months ended June 30, 2021 compared to $9.9 million for the three months ended June 30, 2020. This increase reflects the 10.2% increase in active service connections, combined with increases in consumption and the increase in rates related to Rate Decision No. 74364.

Water Services – Water services revenue increased $0.6 million, or 12.3%, to $5.3 million for the three months ended June 30, 2021 compared to $4.7 million for the three months ended June 30, 2020. The increase in water services revenues was primarily related to increased consumption and growth in connections coupled with increased establishment and disconnection fees during the three months ended June 30, 2021.
Water services revenue based on consumption increased $0.3 million, or 12.7%, to $2.7 million for the three months ended June 30, 2021 compared to $2.4 million for the three months ended June 30, 2020. The increase was primarily driven by increased residential and commercial consumption for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Active water connections increased 10.4% to 26,678 as of June 30, 2021 from 24,160 as of June 30, 2020, primarily due to the growth in our service areas.
Water consumption increased 5.4% to 989 million gallons for the three months ended June 30, 2021 from 938 million gallons for the three months ended June 30, 2020. The increase in consumption was primarily related to an increase in commercial and residential consumption.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.2 million, or 8.8%, to $2.4 million for the three months ended June 30, 2021 from $2.2 million for the three months ended June 30, 2020. The increase was primarily driven by an increase in active service connections, combined with an increase in rates related to Rate Decision No. 74364.

Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.6 million, or 10.7%, to $5.7 million for the three months ended June 30, 2021 compared to $5.1 million for the three months ended June 30, 2020. The increase in wastewater and recycled water services revenue included a $0.5 million increase in wastewater services revenue. The increase in wastewater services revenue reflects the increase in active wastewater connections, which increased 9.9% to 24,636 as of June 30, 2021, from 22,413 as of June 30, 2020, as well as the increase in rates related to Rate Decision No. 74364.
Recycled water services revenue, which is based on the number of gallons delivered, increased $48,000, or 12.7%, to $0.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in recycled water services revenue was primarily related to the increase in recycled water consumption, coupled with an increase in rates related to Rate Decision No. 74364. The volume of recycled water delivered increased 12 million gallons, or 5.0%, to 258 million gallons for the three months ended June 30, 2021 compared to 246 million gallons for the three months ended June 30, 2020.
Operating Expenses – The following table summarizes our operating expenses for the three months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,
	2021	2020
Operations and maintenance	$2,480	$2,340
General and administrative	3,717	3,625
Depreciation and amortization	2,408	2,197
Total operating expenses	$8,605	$8,162

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, increased $0.1 million, or 6.0%, to $2.5 million for the three months ended June 30, 2021 compared to $2.3 million for the three months ended June 30, 2020.
Property tax expense increased $0.1 million, or 11.0%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues. As revenues increase, we expect property taxes to also increase.
Utilities and related expense increased $0.1 million, or 8.1%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase is primarily due to increased electric utility expense due to increased pump usage, which is in line with increased revenues.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $0.1 million, or 2.5%, to $3.7 million for the three months ended June 30, 2021 compared to $3.6 million for the three months ended June 30, 2020.
Personnel and related expenses increased $0.1 million, or 8.2%, to $1.3 million for the three months ended June 30, 2021 compared to $1.2 million for the three months ended June 30, 2020. The increase was primarily related to increases in salaries and bonuses, coupled with increases in other employee benefit expense for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.
Depreciation and amortization - Depreciation and amortization expense increased $0.2 million, or 9.6%, to $2.4 million for the three months ended June 30, 2021, from $2.2 million for the three months ended June 30, 2020. The increase was primarily driven by increased depreciation due to the increase in fixed assets, coupled with amortization of intangible assets.
Other Income (Expense) – Other income increased $2.1 million to $0.3 million for the three months ended June 30, 2021, from a loss of $1.8 million for the three months ended June 30, 2020. The $2.1 million increase in other income was primarily attributed to $1.5 million of income recognized on the sale of a wireless communications tower. The increase was also driven by the one-time loss on disposal of assets recognized during the three months ended June 30, 2020 in the amount of $0.5 million.
Income Tax Expense/Benefit – Income tax expense increased $0.6 million to $0.6 million for the three months ended June 30, 2021 compared to tax expense of less than $0.1 million for the three months ended June 30, 2020. The increase was driven by pretax income for the three months ended June 30, 2021 versus pretax loss for the three months ended June 30, 2020.

Net Income – Net income totaled $2.0 million for the three months ended June 30, 2021 compared to net loss of $0.1 million for the three months ended June 30, 2020. The increase was primarily attributed to the $2.1 million increase in other income coupled with a $0.6 million increase in operating income, which was driven by the increase in operating revenues.

Comparison of Results of Operations for the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands, except per share amounts):

	For the Six Months Ended June 30,
	2021	2020
Revenues	$20,202	$18,119
Operating expenses	16,820	14,595
Operating income	3,382	3,524
Total other expense	(1,021)	(3,049)
Income before income taxes	2,361	475
Income tax expense	(596)	(243)
Net income	$1,765	$232

Basic earnings per common share	$0.08	$0.01
Diluted earnings per common share	$0.08	$0.01
Revenues – The following table summarizes our revenues for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Water services	$9,236	$8,063
Wastewater and recycled water services	10,919	9,949
Unregulated revenues	47	107
Total revenues	$20,202	$18,119

Total revenues increased $2.1 million, or 11.5%, to $20.2 million for the six months ended June 30, 2021 compared to $18.1 million for the six months ended June 30, 2020. The increase in revenue reflects the 10.2% increase in active service connections, combined with increases in consumption and the increase in rates related to Rate Decision No. 74364.
Water Services – Water services revenue increased $1.2 million, or 14.6%, to $9.2 million for the six months ended June 30, 2021 compared to $8.1 million for the six months ended June 30, 2020. The increase in water services revenues was primarily related to growth in connections and increased consumption.
Water services revenue based on consumption increased $0.7 million, or 21.5%, to $4.2 million for the six months ended June 30, 2021 compared to $3.5 million for the six months ended June 30, 2020. This increase was primarily driven by increases in residential and commercial consumption for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Active water connections increased 10.4% to 26,678 as of June 30, 2021 from 24,160 as of June 30, 2020, primarily due to the growth in our service areas.
Water consumption increased 15.2% to 1.6 billion gallons for the six months ended June 30, 2021 from 1.4 billion gallons for the six months ended June 30, 2020. The increase in consumption was primarily related to the increase in residential and commercial consumption.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.4 million, or 8.1%, to $4.8 million for the six months ended June 30, 2021 compared to $4.5 million for the six months ended June 30, 2020. The increase was primarily due to the increase in active service connections, combined with an increase in rates related to Rate Decision No. 74364.

Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $1.0 million, or 9.7%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in wastewater and recycled water services revenue was driven by a $0.9 million increase in wastewater services revenue. The increase in wastewater services revenue reflects the increase in active wastewater connections, which increased 9.9% to 24,636 as of June 30, 2021, from 22,413 as of June 30, 2020, as well as the increase in rates related to Rate Decision No. 74364.
Recycled water services revenue, which is based on the number of gallons delivered, increased $0.1 million, or 23.4%, to $0.6 million for the six months ended June 30, 2021 compared to $0.5 million for the six months ended June 30, 2020. The increase in recycled water services revenue was primarily driven by the increase in rates related to Rate Decision No. 74364.
Operating Expenses – The following table summarizes our operating expenses for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Operations and maintenance	$4,979	$4,572
General and administrative	7,207	5,713
Depreciation and amortization	4,634	4,310
Total operating expenses	$16,820	$14,595

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, increased $0.4 million, or 8.9%, to $5.0 million for the six months ended June 30, 2021 compared to $4.6 million for the six months ended June 30, 2020.
Total personnel expenses increased $0.1 million, or 10.7%, to $1.5 million for the six months ended June 30, 2021 compared to $1.4 million for the six months ended June 30, 2020, primarily due to increased salary and wages expense and medical insurance expense.
Property tax expense increased $0.1 million to $1.3 million for the six months ended June 30, 2021 compared to $1.2 million for the six months ended June 30, 2020. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues. As revenues increase, we expect property taxes to also increase.
Utilities and related expense increased $0.1 million to $1.0 million, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase is primarily due to increased electric utility expense due to increased pump usage, which is in line with increased revenues.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $1.5 million, or 26.2%, to $7.2 million for the six months ended June 30, 2021 compared to $5.7 million for the six months ended June 30, 2020.
Deferred compensation expense increased $0.9 million to $1.4 million for the six months ended June 30, 2021, from $0.6 million for the six months ended June 30, 2020. The increase was primarily driven by restricted stock awards granted during the six months ended June 30, 2021, combined with increased expense due to the increase in stock price. Refer to Note 13 — “Deferred Compensation Awards” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.
Board compensation expenses increased $0.4 million, to $0.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily related to a $0.4 million increase in Deferred Phantom Unit expense which was primarily driven by the increase in stock price for the six months ended June 30, 2021 compared to the decrease in stock price for the six months ended June 30, 2020.
Personnel and related expenses increased $0.1 million, or 4.1%, to $2.6 million for the six months ended June 30, 2021 compared to $2.5 million for the six months ended June 30, 2020. The increase was primarily related to increases in medical insurance expense, coupled with increases in other employee benefit expense for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

Depreciation and amortization - Depreciation and amortization expense increased $0.3 million, or 7.5%, to $4.6 million for the six months ended June 30, 2021, from $4.3 million for the six months ended June 30, 2020. The increase was primarily driven by increased depreciation due to the increase in fixed assets, coupled with amortization of intangible assets.
Other Income (Expense) – Other expense totaled $1.0 million for the six months ended June 30, 2021 compared to other expense of $3.0 million for the six months ended June 30, 2020. The $2.0 million improvement in other income was primarily attributed to $1.5 million of income recognized on the sale of a wireless communications tower. The increase was also driven by the one-time loss on disposal of assets recognized during the six months ended June 30, 2020 in the amount of $0.5 million.
Income Tax Expense – Income tax expense increased $0.4 million to $0.6 million for the six months ended June 30, 2021 compared to $0.2 million for the six months ended June 30, 2020. The increase was driven by an increase in pretax income.
Net Income – Net income totaled $1.8 million for the six months ended June 30, 2021 compared to net income of $0.2 million for the six months ended June 30, 2020. The $1.5 million increase was primarily attributed to the $2.0 million increase in total other income (expense) for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Outstanding Share Data
As of August 2, 2021, there were 22,620,435 shares of our common stock outstanding and stock based awards to acquire an additional 859,290 shares of our common stock outstanding.
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
As of June 30, 2021, we have no notable near-term cash expenditures, other than the first and second principal payments for our Series B senior secured notes in the amounts of $1.9 million due in December 2021 and $1.9 million due in June 2022. While specific facts and circumstances could change, we believe that we have sufficient cash on hand, the ability to draw on our $10.0 million revolver, and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan as well as remain in compliance with our debt covenants for at least the next twelve months. However, our near term cash flow may be impacted by the COVID-19 pandemic. Refer to “—COVID-19 Update” and “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional discussion relating to the COVID-19 pandemic.
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
For the six months ended June 30, 2021, our net cash provided by operating activities totaled $7.4 million compared to $5.1 million for the six months ended June 30, 2020. The $2.3 million increase in cash from operating activities was primarily driven by the $1.5 million of income recognized on the sale of a wireless communications tower coupled with increases in accounts payable and other current and noncurrent liabilities for the three months ended June 30, 2021 compared to June 30, 2020.
Cash from Investing Activities
Our net cash used in investing activities totaled $6.4 million for the six months ended June 30, 2021 compared to $5.4 million for the six months ended June 30, 2020. The $1.0 million increase in cash used in investing activities was primarily driven by an increase in capital expenditures of $1.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Cash from Financing Activities
Our net cash used in financing activities totaled $1.6 million for the six months ended June 30, 2021 compared to $8.6 million in cash provided by financing activities for the six months ended June 30, 2020. This change was primarily driven by the $11.5 million in net proceeds received from our public offering of stock in January 2020, partially offset by increased AIAC of $1.3 million for the six months ended June 30, 2021.
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
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of June 30, 2021, the Company was in compliance with its financial debt covenants.
Debt issuance costs as of June 30, 2021 and December 31, 2020 were $0.5 million and $0.6 million, respectively.
Revolving Credit Line
On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation (the “Northern Trust Loan Agreement”), for a two-year revolving line of credit up to $10.0 million with a maturity date of April 30, 2022. This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, bears an interest rate equal to LIBOR plus 2.00% and has no unused line fee. This credit facility replaced the previous revolving line of credit with MidFirst Bank, which was terminated in April 2020. On April 30, 2021, the Northern Trust Loan Agreement was amended to, among other things, extend the maturity date from April 30, 2022 to April 30, 2024.

Similar to the senior secured notes, the Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25.

However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2022, the ratio drops to 1.20. Additionally, the Northern Trust Loan Agreement contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants were subject to various qualifications and limitations as set forth in the Northern Trust Loan Agreement. Pursuant to the Northern Trust Loan Agreement, the revolving credit facility is subject to certain customary events of default after which the revolving credit facility could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. Refer to Note 11 — "Debt" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information. As of June 30, 2021, the Company was in compliance with its financial debt covenants.
As of June 30, 2021, the Company had no outstanding borrowings under this credit line with Northern Trust Bank.
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
Off Balance Sheet Arrangements
As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices, and interest rates. The Company uses fixed-rate long-term debt to reduce the risk from interest rate fluctuations. Although the Company’s currently outstanding long-term debt is based on fixed rates, changes in interest rates could impact the fair market value of such long-term debt.  As of June 30, 2021, the fair market value of the Company’s long-term debt was $123.8 million.  For additional information about the Company’s long-term debt, refer to Note 11 — “Debt” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

Other than interest-related risks, the Company believes the risks associated with price increases for chemicals, electricity, and other commodities are mitigated by the Company’s ability over the long-term to recover its costs through rate increases to its customers, though such recovery is subject to regulatory lag.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended June 30, 2021.
b) Use of Proceeds
None.
c) Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2021	—	—	—	—
May 1 to 31, 2021(1)	20,738	$16.58	—	—
June 1 to 30, 2021(1)	2,228	$17.60	—	—
Total	22,966	$16.68	$—	$—

(1)	Represents shares withheld from employees to satisfy certain tax obligations due in connection with the vesting of restricted stock awards granted under the Global Water Resources, Inc. 2020 Omnibus Incentive Plan. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 4, 2016.

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed May 4, 2016.

10.1	Employment Agreement with Ron L. Fleming, dated May 4, 2021*	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 6, 2021.

10.2	Employment Agreement with Michael J. Liebman, dated May 4, 2021*	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 6, 2021.

10.3	Employment Agreement with Christopher D. Krygier, dated May 4, 2021*	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 6, 2021.

10.4	Modification Agreement dated April 30, 2021, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 6, 2021.

10.5	Guaranty Agreement, dated as of April 30, 2021, by Global Water Holdings, Inc.	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed May 6, 2021.

10.6	Pledge and Security Agreement, dated as of April 30, 2021, by and between Global Water Holdings, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed May 6, 2021.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Water Resources, Inc.

Date:	August 5, 2021	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)