Form 10-Q
period 2021-09-30
Global Water Resources, Inc.
filed 2021-11-09
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 8, 2021, the registrant had 22,649,186 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	357,977	340,193
Less accumulated depreciation	(108,235)	(101,302)
Net property, plant and equipment	249,742	238,891
CURRENT ASSETS:
Cash and cash equivalents	21,241	18,033
Accounts receivable — net	1,928	2,147
Customer payments in-transit	303	306
Unbilled revenue	2,690	2,304
Prepaid expenses and other current assets	1,291	665
Total current assets	27,453	23,455
OTHER ASSETS:
Goodwill	4,595	4,600
Intangible assets — net	10,542	11,185
Regulatory asset	2,335	2,036
Restricted cash	843	3,272
Other noncurrent assets	9	9
Total other assets	18,324	21,102
TOTAL ASSETS	295,519	283,448
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	474	531
Accrued expenses	9,909	8,261
Deferred revenue	—	4
Customer and meter deposits	1,627	1,558
Long-term debt and capital leases — current portion	3,985	2,035
Total current liabilities	15,995	12,389
NONCURRENT LIABILITIES:
Long-term debt and capital leases	110,871	112,659
Deferred revenue - ICFA	18,943	17,843
Regulatory liability	7,557	7,986
Advances in aid of construction	84,691	76,384
Contributions in aid of construction — net	19,251	14,632
Deferred income tax liabilities — net	4,473	3,652
Acquisition liability	1,773	1,773
Other noncurrent liabilities	1,040	3,942
Total noncurrent liabilities	248,599	238,871
Total liabilities	264,594	251,260
Commitments and contingencies (Refer to Note 15)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 22,830,888 and 22,690,477 shares issued as of September 30, 2021 and December 31, 2020, respectively.	228	227
Treasury stock, 181,702 and 102,711 shares at September 30, 2021 and December 31, 2020, respectively.	(2)	(1)
Paid in capital	30,699	31,962
Retained earnings	—	—
Total shareholders' equity	30,925	32,188
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	295,519	283,448
See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Water services	$5,067	$5,492	$14,303	$13,555
Wastewater and recycled water services	5,645	5,238	16,564	15,187
Unregulated revenues	692	27	739	134
Total revenues	11,404	10,757	31,606	28,876

OPERATING EXPENSES:
Operations and maintenance	2,677	2,584	7,656	7,156
General and administrative	4,078	2,969	11,285	8,682
Depreciation and amortization	2,356	2,312	6,990	6,622
Total operating expenses	9,111	7,865	25,931	22,460
OPERATING INCOME	2,293	2,892	5,675	6,416

OTHER INCOME (EXPENSE):
Interest income	4	9	17	88
Interest expense	(1,279)	(1,342)	(3,957)	(4,039)
Other	803	70	2,447	(361)
Total other expense	(472)	(1,263)	(1,493)	(4,312)

INCOME BEFORE INCOME TAXES	1,821	1,629	4,182	2,104
INCOME TAX EXPENSE	(323)	(498)	(919)	(741)
NET INCOME	$1,498	$1,131	$3,263	$1,363

Basic earnings per common share	$0.07	$0.05	$0.14	$0.06
Diluted earnings per common share	$0.07	$0.05	$0.14	$0.06
Dividends declared per common share	$0.07	$0.07	$0.22	$0.22

Weighted average number of common shares used in the determination of:
Basic	22,634,946	22,586,588	22,614,423	22,495,675
Diluted	22,940,123	22,633,133	22,900,276	22,530,371

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2019	21,636,420	$216	(99,039)	$(1)	$24,457	$—	$24,672
Dividend declared $0.07 per share	—	—	—	—	(1,274)	(354)	(1,628)
Issuance of common stock	1,000,000	10	—	—	11,511	—	11,521
Stock compensation	—	—	—	—	115	—	115
Net income (loss)	—	—	—	—	—	354	354
BALANCE - March 31, 2020	22,636,420	$226	(99,039)	$(1)	$34,809	$—	$35,034
Dividend declared $0.07 per share	—	—	—	—	(1,633)		(1,633)
Issuance of common stock	49,163	1	—	—	(3)	—	(2)
Stock compensation	—	—	—	—	768	—	768
Net income (loss)	—	—	—	—	—	(122)	(122)
BALANCE - June 30, 2020	22,685,583	$227	(99,039)	$(1)	$33,941	$(122)	$34,045
Dividend declared $0.07 per share		—			(624)	(1,009)	$(1,633)
Treasury stock	—	—	(943)	—	(1)	—	(1)
Stock option exercise	1,125	—	—	—	—	—	—
Stock compensation	—	—	—	—	275	—	275
Net income	—	—	—	—	—	1,131	1,131
BALANCE - September 30, 2020	22,686,708	$227	(99,982)	$(1)	$33,591	$—	$33,817

BALANCE - December 31, 2020	22,690,477	$227	(102,711)	$(1)	$31,962	$—	$32,188
Dividend declared $0.07 per share	—	—	—	—	(1,650)	—	(1,650)
Treasury Stock	—	—	(398)	—	—	—	—
Stock option exercise	628	—	—	—	—	—	—
Stock compensation	—	—	—	—	271	—	271
Net income (loss)	—	—	—	—	—	(217)	(217)
BALANCE - March 31, 2021	22,691,105	$227	(103,109)	$(1)	$30,583	$(217)	$30,592
Dividend declared $0.07 per share	—	—	—	—	330	(1,982)	(1,652)
Issuance of common stock	54,163
Treasury Stock	—	—	(24,599)		4	—	4
Stock option exercise	2,875	—	—	—	—	—	—
Stock compensation	—	—	—	—	38	—	38
Net income (loss)	—	—	—	—	—	1,982	1,982
BALANCE - June 30, 2021	22,748,143	$227	(127,708)	$(1)	$30,955	$(217)	$30,964

Dividend declared $0.07 per share					(151)	(1,498)	(1,649)
Treasury Stock			(53,994)	(1)	—		(1)
Stock option exercise	82,745	1					1
Stock compensation					112		112
Net income (loss)						1,498	1,498
BALANCE - September 30, 2021	22,830,888	$228	(181,702)	$(2)	$30,916	$(217)	$30,925

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,263	$1,363
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	2,530	1,708
Depreciation and amortization	6,990	6,622
Amortization of deferred debt issuance costs and discounts	33	103
Other losses	35	551
Provision for doubtful accounts receivable	48	100
Deferred income tax expense	820	295
Changes in assets and liabilities:
Accounts receivable	171	(615)
Other current assets	(1,012)	(749)
Accounts payable and other current liabilities	(1,240)	1,095
Other noncurrent assets	(299)	(255)
Other noncurrent liabilities	3,896	1,479
Net cash provided by operating activities	15,235	11,697

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,794)	(7,490)
Cash paid for acquisitions, net of cash acquired	(5)	—
Other cash flows from investing activities	—	(9)
Net cash used in investing activities	(11,799)	(7,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(4,950)	(4,896)
Advances in aid of construction	3,366	1,575
Proceeds from stock option exercise	4	—
Principal payments under capital lease	(108)	(77)
Refunds of advances for construction	(968)	(959)
Loan repayments	(1)	(24)
Proceeds from sale of stock	—	11,739
Debt issuance costs paid	—	(53)
Payments of offering costs for sale of stock	—	(221)
Net cash (used) provided by financing activities	(2,657)	7,084
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	779	11,282
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	21,305	9,095
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$22,084	$20,377

See accompanying notes to the condensed consolidated financial statements

Supplemental disclosure of cash flow information:

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$21,241	$18,062
Restricted Cash	843	2,315
Total cash, cash equivalents, and restricted cash	$22,084	$20,377

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 are unaudited. The December 31, 2020 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020. In our opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Corporate Transactions
Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.
On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company, Inc. ("Valencia") to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. The Company received growth premiums of $0.8 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.9 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in growth premiums was primarily driven by the receipt of a lump sum payment of $0.4 million from the City of Buckeye during the three months ended September 30, 2021, due to an internal audit of premiums that resulted in findings of past growth premiums that had not been remitted to the Company. The increase was also due to increased meter connections in the area over the prior year period.
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

Acquisition of Red Rock Utilities

On October 16, 2018, the Company completed the acquisition of Red Rock Utilities ("Red Rock"), an operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona, for a purchase price of $5.9 million. The acquisition added over 1,650 connections and approximately 9 square miles of service area. The Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. The three specified growth premium areas are located in Pima County, Arizona where Red Rock has not yet begun operating, and where Red Rock is authorized to provide water utility services only. As of September 30, 2021, no meters have been installed and no accounts have been established in any of the three growth premium areas.
Arizona Corporation Commission (the “ACC”) Tax Docket
The Company had regulatory assets of $2.3 million and $2.0 million at September 30, 2021 and December 31, 2020, respectively, and regulatory liabilities of $0.7 million at both September 30, 2021 and December 31, 2020, related to the Federal Tax Cuts and Jobs Act (the "TCJA") signed into law on December 22, 2017. Under ASC 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred income taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers.
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

ACC Rate Case

On August 28, 2020, 12 of our 17 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, which proposed a collective revenue requirement increase of $4.6 million (relative to expected revenues in 2021, which is the final year of the rate phase-in from the last rate case) based on a 2019 test year. On August 2, 2021, we filed rejoinder testimony with the ACC updating our collective revenue increase to approximately $3.0 million. An evidentiary hearing was conducted beginning August 9, 2021. Certain of our utilities, including Santa Cruz and Palo Verde, have also requested that the rate increases be phased in over three years, beginning January 1, 2022. A final decision is not expected until the first quarter of 2022; therefore, any phase-in will likely not begin as requested on January 1, 2022 and may be shorter or longer than three years, if a revenue increase is approved.

We also requested the consolidation of water and/or wastewater rates for our Red Rock, Santa Cruz, Palo Verde, Picacho Water, and Picacho Utilities located in Pinal County. These utilities make up approximately 97% of the Company's active service connections; provide or will provide water, wastewater, and recycled water services; and are expected to create economies of scale that are beneficial to all customers if consolidated.

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

2020 Common Stock Offering

On January 21, 2020, the Company completed a public offering of 870,000 shares of common stock at a public offering price per share of $12.50, for gross proceeds of $10.9 million. On January 30, 2020, an additional 130,000 shares of common stock were issued at the public offering price of $12.50 per share, for gross proceeds of $1.6 million, resulting in total proceeds from the offering of approximately $12.5 million. The issuance of the additional shares was completed pursuant to the exercise in full of the underwriter's over-allotment option. Total net proceeds of approximately $11.5 million were received after deducting underwriting discounts and commissions and offering expenses paid by us, which collectively totaled approximately $1.0 million.

Significant Accounting Policies
Basic and Diluted Earnings per Common Share
Diluted EPS is based upon the weighted average number of common shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock awards granted.
As of September 30, 2021, the Company had 537,731 options outstanding to acquire an equivalent number of shares of GWRI common stock. The 320,321 options outstanding from the 2017 option grant equated to 171,669 and 167,320 common share equivalents for the three and nine months ended September 30, 2021, respectively, which were included within the calculation of diluted earnings per share for the three and nine months ended September 30, 2021. The remaining 217,410 options outstanding from the 2019 option grant equated to 70,674 and 61,755 common share equivalents for the three and nine months ended September 30, 2021, respectively, which were included within the calculation of diluted earnings per share for the three and nine months ended September 30, 2021. As of September 30, 2021, there were 74,164 and 143,800 restricted stock awards outstanding from the 2020 grant and 2021 grant, respectively. The 74,164 restricted stock awards outstanding from the 2020 grant equated to 42,362 and 56,777 common share equivalents for the three and nine months ended September 30, 2021, respectively, which were included within the calculation of diluted earnings per share for the three and nine months ended September 30, 2021. The 143,800 restricted stock awards outstanding from the 2021 grant equated to 20,472 for the three months ended September 30, 2021, which were included within the calculation of diluted earnings per share for the three months ended September 30, 2021. The 143,800 restricted stock awards outstanding from the 2021 grant were not included within the dilutive earnings per share calculation for the nine months ended September 30, 2021, as to do so would be antidilutive.
As of September 30, 2020, the Company had 631,375 options outstanding to acquire an equivalent number of shares of GWRI common stock. The 385,771 options outstanding from the 2017 option grant equated to 32,339 and 34,696 common share equivalents for the three and nine months ended September 30, 2020, respectively, which were included within the calculation of diluted earnings per share for the three and nine months ended September 30, 2020. The remaining 245,604 options outstanding from the 2019 option grant were not included within the dilutive earnings per share calculation for the three and nine months ended September 30, 2020, as to do so would be antidilutive. As of September 30, 2020, the 128,327 restricted stock awards outstanding from the 2020 grant equated to 14,206 and zero common share equivalents for the three and nine months ended September 30, 2020, respectively. The 14,206 common share equivalents were included within the calculation of diluted earnings per share for the three months ended September 30, 2020.
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
On August 28, 2020, 12 of our 17 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, as well as the consolidation of water and/or wastewater rates for certain of the utilities. Refer to Note 1 — "Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions— ACC Rate Case" for additional information.
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
As of September 30, 2021 and December 31, 2020, ICFA deferred revenue recorded on the consolidated balance sheet totaled $18.9 million and $17.8 million, respectively, which represents deferred revenue recorded for ICFA funds received on contracts that had become due prior to Rate Decision No. 74364. Refer to Note 3 — "Revenue Recognition" of the notes to the unaudited condensed consolidated financial statements for additional discussion regarding ICFA revenue.
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

As of September 30, 2021, regulatory liability recorded on the consolidated balance sheet totaled $7.6 million, of which $6.1 million relates to the offset of intangible assets related to ICFA contracts obtained in connection with our Santa Cruz, Palo Verde, and Sonoran acquisitions, and the remaining $1.5 million relates to the TCJA rate reduction mandated by the ACC pursuant to Rate Decision No. 76901.

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

Disaggregated Revenues
For the three months ended September 30, 2021 and 2020, disaggregated revenues from contracts with customers by major source and customer class are as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
REGULATED REVENUE
Water Services
Residential	$3,599	$3,623
Irrigation	836	1,297
Commercial	239	224
Construction	178	169
Other water revenues	215	179
Total water revenues	5,067	5,492
Wastewater and recycled water services
Residential	4,997	4,516
Commercial	257	244
Recycled water revenues	289	419
Other wastewater revenues	102	59
Total wastewater and recycled water revenues	5,645	5,238
TOTAL REGULATED REVENUE	10,712	10,730
UNREGULATED REVENUE
ICFA revenues	692	—
Rental revenues	—	26
Other Miscellaneous revenues	—	1
TOTAL UNREGULATED REVENUE	692	27
TOTAL REVENUE	$11,404	$10,757
Contract Balances
Our contract assets and liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
CONTRACT ASSETS
Accounts receivable
Water services	$1,126	$1,203
Wastewater and recycled water services	937	1,149
Total contract assets(1)	$2,063	$2,352
CONTRACT LIABILITIES
Deferred revenue - ICFA	$18,943	$17,843
Refund liability - regulated(2)	754	733
Deferred revenue - other	—	4
Total contract liabilities	$19,697	$18,580

(1)The decrease in accounts receivable was primarily due to the reimplementation of disconnection notices and disconnections during the nine months ended September 30, 2021, which had previously been temporarily suspended due to the COVID-19 pandemic.
(2)The increase in refund liability is due to the phase-in approach approved in Rate Decision No. 76901. Refer to Note 1—"Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions — ACC Tax Docket" of the notes to the unaudited condensed consolidated financial statements for further details.

Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $18.9 million and $17.8 million at September 30, 2021 and December 31, 2020, respectively. Deferred revenue - ICFA is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. Due to the uncertainty of future events, the Company is unable to estimate when to expect recognition of deferred revenue - ICFA. Deferred revenue - other is recognized as revenue once the obligations specified with the rental contract are met. The Company expects to recognize the full amount in the next three months.
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

The adoption of ASC 842 resulted in the initial recognition of ROU assets of $189,000 and related lease liabilities of $210,000. As of September 30, 2021, ROU assets and liabilities totaled $81,000 and $102,000, respectively, of which relate to office rent.

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at September 30, 2021 and December 31, 2020 consist of the following (in thousands):

	September 30, 2021	December 31, 2020	Average Depreciation Life (in years)
Mains/lines/sewers	$163,820	$145,910	49
Plant	79,869	96,654	31
Equipment	45,397	37,347	14
Meters	14,475	14,548	13
Furniture, fixture and leasehold improvements	765	1,650	27
Computer and office equipment	975	1,108	6
Software	241	241	3
Land and land rights	1,260	1,159
Other	752	699
Construction work-in-process	50,423	40,877
Total property, plant and equipment	357,977	340,193
Less accumulated depreciation	(108,235)	(101,302)
Net property, plant and equipment	$249,742	$238,891

6. ACCOUNTS RECEIVABLE
Accounts receivable as of September 30, 2021 and December 31, 2020 consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Billed receivables	$2,063	$2,352
Less allowance for doubtful accounts	(135)	(205)
Accounts receivable – net	$1,928	$2,147

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of September 30, 2021, the goodwill balance of $4.6 million related to the Turner, Red Rock, Mirabell, Francesca, Tortolita, and Lyn Lee acquisitions. There were no indicators of impairment identified as a result of the Company's review of events and circumstances related to its goodwill subsequent to the acquisitions. Based on our annual impairment testing performed on November 1st, no impairment was recorded.
Intangible Assets

As of September 30, 2021 and December 31, 2020, intangible assets consisted of the following (in thousands):

	September 30, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532		$1,532	$1,532		$1,532
Intangible trademark	13		13	13		13
Franchise contract rights	130		130	129		129
Organizational costs	68		68	67		67
	1,743		1,743	1,741		1,741
DEFINITE LIVED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(14,363)	3,615	17,978	(13,718)	4,260
Sonoran contract rights	7,406	(2,222)	5,184	7,406	(2,222)	5,184
	25,384	(16,585)	8,799	25,384	(15,940)	9,444
Total intangible assets	$27,127	$(16,585)	$10,542	$27,125	$(15,940)	$11,185
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
Acquired ICFAs and contract rights related to our 2005 acquisition of Sonoran Utility Services, LLC assets are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. Amortization in the amounts of $0.1 million and $0.6 million were recorded for these balances for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020, amortization in the amount of $0.6 million and $0.8 million were recorded, respectively.

8. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a shareholder and director of the Company. Medical claims paid to the plan were approximately $0.2 million for both the three months ended September 30, 2021 and 2020. Medical claims paid to the plan were approximately $0.5 million for both the nine months ended September 30, 2021 and 2020.
9. ACCRUED EXPENSES
Accrued expenses at September 30, 2021 and December 31, 2020 consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Deferred compensation	$1,362	$1,399
Property taxes	1,936	1,191
Income taxes	23	1,582
Interest	1,798	472
Dividend payable	548	550
Asset retirement obligation	697	697
Accrued Bonus	695	569
Other accrued liabilities	2,850	1,801
Total accrued expenses	$9,909	$8,261

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
HUF Funds - restricted cash(1)	$—	$53	$—	$53	$—	$2,482	$—	$2,482
Demand Deposit(2)	2,135	—	—	2,135	2,135	—	—	2,135
Certificate of Deposit - Restricted(1)	—	790	—	790	—	790	—	790
Long-term debt(3)	—	129,961	—	129,961	—	127,724	—	127,724
Acquisition Liability(4)	—	—	838	838	—	—	838	838
Total	$2,135	$130,804	$838	$133,777	$2,135	$130,996	$838	$133,969

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

11. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30, 2021		December 31, 2020
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.38% Series A 2016, maturing June 2028	$—	$28,750	$—	$28,750
4.58% Series B 2016, maturing June 2036	3,833	82,417	1,917	84,333
4.65% Harquahala Loan, maturing January 2021(1)	—	—	3	—
	3,833	111,167	1,920	113,083
OTHER
Capital lease obligations	152	231	115	136
Debt issuance costs	—	(527)	—	(560)
Total debt	$3,985	$110,871	$2,035	$112,659

(1) Represents a loan that was payable to Harquahala Valley Community Benefits Foundation, which was assumed in connection with the Company’s acquisition of Eagletail Water Company in May 2017. The loan was paid off in January 2021.

 2016 Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter beginning December 2021. The proceeds of the senior secured notes were primarily used to refinance the previously outstanding long-term tax exempt bonds, which were subject to an early redemption option at 103%, plus accrued interest, as a result of our initial public offering in the United States. As part of the refinancing of the long-term debt, the Company paid a prepayment penalty of $3.2 million and wrote off the remaining $2.2 million in capitalized loan fees related to the tax exempt bonds, which were recorded as additional interest expense in the second quarter of 2016. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. Debt issuance costs as of September 30, 2021 and December 31, 2020 were $0.5 million and $0.6 million, respectively.
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of September 30, 2021, the Company was in compliance with its financial debt covenants.

Revolving Credit Line
On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation (the “Northern Trust Loan Agreement”), for a two-year revolving line of credit up to $10.0 million with a maturity date of April 30, 2022. This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, bears an interest rate equal to LIBOR plus 2.00% and has no unused line fee. This credit facility replaced the previous revolving line of credit with MidFirst Bank, which was terminated in April 2020. On April 30, 2021, the Company and The Northern Trust Company entered into an amendment to the Northern Trust Loan Agreement pursuant to which, among other things, the maturity date for the Company's revolving credit line was extended from April 30, 2022 to April 30, 2024. As of September 30, 2021, the Company had no outstanding borrowings under this credit line. There were $19,000 and $46,000 unamortized debt issuance costs as of September 30, 2021 and December 31, 2020, respectively.
The Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of September 30, 2021, the Company was in compliance with its financial debt covenants.
At September 30, 2021, the remaining aggregate annual maturities of debt and minimum lease payments under capital lease obligations for the years ended December 31 are as follows (in thousands):

	Debt	Capital Lease Obligations
Remaining three months of 2021	$1,917	$43
2022	3,833	142
2023	3,833	104
2024	3,833	61
2025	3,833	33
Thereafter	97,751	—
Subtotal	115,000	383
Less: amount representing interest	—	(25)
Total	$115,000	$358

12. INCOME TAXES
During the three months ended September 30, 2021, the Company recorded tax expense of $0.3 million on pre-tax income of $1.8 million compared to a tax expense of $0.5 million on pre-tax income of $1.6 million for the three months ended September 30, 2020. During the nine months ended September 30, 2021, the Company recorded a tax expense of $0.9 million on pre-tax income of $4.2 million, compared to a tax expense of $0.7 million on pre-tax income of $2.1 million. The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items. The Company's effective tax rate decreased during the three and nine months ended September 30, 2021 due to the exercise and vesting of stock-based compensation in 2021, resulting in windfall tax benefits.
13. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.
2017 stock option grant
Stock-based compensation expense of $29,000 and $67,000 was recorded for the three months ended September 30, 2021 and 2020, respectively, and $160,000 and $200,000 was recorded for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, 30,980 options have been exercised and 113,699 options have been forfeited with 320,321 outstanding.

2019 stock option grant
Stock-based compensation expense of $23,000 and $49,000 was recorded for the three months ended September 30, 2021 and 2020, respectively, and $118,000 and $146,000 was recorded for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, 10,619 options have been exercised and 21,971 options have been forfeited with 217,410 options outstanding.
Phantom stock/Restricted stock units compensation
The following table details total awards granted and the number of units outstanding as of September 30, 2021 along with the amounts paid to holders of the phantom stock units ("PSUs") and/or restricted stock units ("RSUs") for the three and nine months ended September 30, 2021 and 2020 (in thousands, except unit amounts):

			Amounts Paid For the Three Months Ended September 30,		Amounts Paid For the Nine Months Ended September 30,
Grant Date	Units Granted	Units Outstanding	2021	2020	2021	2020
Q1 2017	22,712	—	—	—	—	24
Q1 2018	30,907	—	—	26	39	85
Q1 2019	32,190	5,365	45	27	130	89
Q1 2020	22,481	11,241	31	19	91	38
Q1 2021(1)	27,403	22,836	38	—	76	—
Total	135,693	39,442	$114	$72	$336	$236

(1)Pursuant to the Global Water Resources, Inc. 2020 Omnibus Incentive Plan, effective May 7, 2020, long-term incentive awards are no longer granted in the form of PSUs and are granted as RSUs instead.
Stock appreciation rights compensation
The following table details the recipients of the stock appreciation rights (“SARs”) awards, the grant date, units granted, exercise price, outstanding units as of September 30, 2021 and amounts paid during the three and nine months ended September 30, 2021 and 2020 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Three Months Ended September 30,		Amounts Paid For the Nine Months Ended September 30,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2021	2020	2021	2020
Members of Management (1)(2)	Q1 2015	299,000	$4.26	70,500	—	—	269	—
Key Executives (3)(4)	Q2 2015	300,000	$5.13	—	—	—	—	300
Members of Management (1)(5)	Q3 2017	103,000	$9.40	17,000	321	—	321	—
Members of Management (1)(6)	Q1 2018	33,000	$8.99	8,250	189	—	189	—
Total		735,000		95,750	$510	$—	$779	$300

(1)The SARs vest ratably over 16 quarters from the grant date.
(2)The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of February 11, 2015.
(3)The SARs vest over 16 quarters, vesting 20% per year for the first three years, with the remainder, 40%, vesting in year four.
(4)The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of May 8, 2015.
(5)The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of August 10, 2017.
(6)The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of March 12, 2018.

For the three months ended September 30, 2021 and 2020, the Company recorded approximately $0.4 million and $0.2 million of compensation expense related to the PSUs/RSUs and SARs, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded approximately $1.1 million of compensation expense and $0.3 million of negative compensation expense related to the PSUs/RSUs and SARs, respectively. Based on GWRI’s closing share price on September 30, 2021 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
Remaining three months of 2021	$126	$6
2022	353	12
2023	201	12
2024	42	12
Total	$722	$42

Restricted stock compensation

On May 7, 2020, the Company's stockholders approved the Global Water Resources, Inc. 2020 Omnibus Incentive Plan which allows restricted stock awards as a form of compensation. A restricted stock award ("RSA") represents the right to receive a share of the Company's common stock. RSAs vest over two to three years, beginning on the date of the grant. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. During the three and nine months ended September 30, 2021, 164,950 RSAs were issued. For the three and nine months ended September 30, 2021, the Company recorded approximately $0.3 million and $0.8 million of compensation expense related to the RSAs, respectively. For the three and nine months ended September 30, 2020, the Company recorded approximately $0.2 million and $0.8 million of compensation expense related to the grant and partial vesting of RSAs. The following table summarizes the RSA transactions as of the three months ended September 30, 2021:

	Number of RSAs	Weighted Average Fair Value
Nonvested stock units at beginning of period	238,813	$14.91
Forfeited	20,850	—
Nonvested RSAs at end of period	217,963	$14.75

14. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information:
Cash paid for interest	$2,616	$2,616
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$750	$294
15. COMMITMENTS AND CONTINGENCIES
Commitments
In January 2019, the Company's corporate office lease agreement was amended to extend the term of the lease, with a commencement date of March 1, 2019 and termination date of May 31, 2022. As such, the Company's monthly rent expense increased to approximately $15,000. Rent expense arising from the operating leases totaled approximately $51,000 and $44,000 for the three months ended September 30, 2021 and 2020, respectively, and $144,000 and $133,000 for the nine months ended September 30, 2021 and 2020, respectively.

Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect our financial position, results of operations, or cash flows.

16. SUBSEQUENT EVENTS

Acquisition of Las Quintas Serenas Water Company

On November 3, 2021, the Company completed the acquisition of Las Quintas Serenas Water Company ("Las Quintas"), an operator of a water utility with service area in the Pima county of Arizona. The acquisition added over 1,100 connections and approximately 2.5 square miles of service area.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations relates to the three and nine months ended September 30, 2021 and should be read together with the condensed consolidated financial statements and accompanying notes included herein, as well as our audited annual financial statements and associated management’s discussion, which are available within our Annual Report on Form 10-K for the year ended December 31, 2020 available on our Company’s profile on the Securities and Exchange Commission (“SEC”) website, www.sec.gov.
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

COVID-19 Update

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. Since that time, government authorities around the world implemented numerous measures to try to reduce the spread of the COVID-19 pandemic, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home, or total lock-down (or similar) orders and business limitations and shutdowns. During the three and nine months ended September 30, 2021, states and localities were in the midst of a vaccine distribution program; however, the rate of vaccination has been slowed by vaccine hesitancy in some areas. More recently, new variants of COVID-19, such as the Delta variant, that are more contagious than previous strains have emerged. The spread of these new strains are causing many government authorities to reimplement the aforementioned measures to try to reduce the spread that had become less prevalent.

Our water and wastewater services are essential services and we intend to continue to provide those services for our customers. Further, we continue to monitor the impact of COVID-19 pandemic on our business and operations, including how it will impact our customers, employees, suppliers, vendors, and business partners. While the COVID-19 pandemic did not have a material effect on our business operations, results of operations, cash flows, and financial position for the three and nine months ended September 30, 2021, we are unable to predict the ultimate extent to which our business operations, results of operations, cash flows, and financial position will be impacted by the COVID-19 pandemic. The degree to which the COVID-19 pandemic impacts our business operations, results of operations, cash flows, and financial position will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic; its severity; the emergence and severity of its variants; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them; general economic factors, such as increased inflation; supply chain constraints; labor supply issues; restrictions on travel and transportation; and how quickly and to what extent normal economic and operating conditions can resume.

As a result of the economic hardships caused by the COVID-19 pandemic, we voluntarily agreed not to disconnect customers or charge late fees during the year ended December 31, 2020. However, we resumed disconnections on February 9, 2021. In 2020, we expanded our customer assistance program to include a larger customer base, while increasing the annual maximum benefit and including additional qualifying categories to include disabled veterans, deployed service members, furloughed workers, and customers with a medical hardship. As of September 30, 2021, the COVID-19 pandemic did not have a material impact on uncollectible accounts. However, we continue to face various uncertainties related to the impact of the continuing COVID-19 pandemic on the overall economy and our business, including whether we will continue to be able to sustain our level of bad debt expense. Further, our current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional risks we face due to the COVID-19 pandemic.
Business Outlook
2020 and the first three quarters of 2021 continued the trend of positive growth in new connections. According to the 2020 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) is the 11th largest MSA in the U.S. and had a population of 4.8 million, an increase of 14% over the 4.2 million people reported in the 2010 Census. Metropolitan Phoenix continues to grow due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base, and business friendly environment. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 5.7 million people by 2030 and 6.5 million by 2040. During the three months ended September 30, 2021, Arizona’s employment rate increased by 5.1%, ranking the state in the top nine nationally for job growth.

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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, increased 4,361 connections, or 9.1% (8.4% annualized growth), from a total of 47,893 as of September 30, 2020 to 52,254 as of September 30, 2021. This increase is primarily due to organic growth in our service areas.
As of September 30, 2021, active service connections increased 4,364, or 9.2% (8.3% annualized growth), to 51,958 compared to 47,594 active service connections as of September 30, 2020, due to organic growth in our service areas. Approximately 93.0% of the 51,958 active service connections are serviced by our Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”) utilities as of September 30, 2021.

The graph below presents the historical change in active and total connections for our ongoing operations over the past five years.

Total Active vs. Total Connections
53,000
52,000
51,000
50,000
49,000
48,000
47,000
46,000
45,000
44,000
43,000
42,000
41,000
40,000
39,000
38,000
37,000
36,000
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
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
We are required to file rate cases with the ACC to obtain approval for a change in rates. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. In normal conditions, it would not be uncommon to see us file for a rate increase every three years based on year one being the test year, year two being the rate case filing year, and year three being the rate case award year. However, based on our settlement with the ACC in 2014 and extended new rate phase-in period, we have not initiated the next rate case on this timeline. On August 28, 2020, 12 of our 17 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, as well as the consolidation of water and/or wastewater rates for certain of the utilities, using the year ended December 31, 2019 as the test year for the rate case. Refer to “—Rate Case Activity” for additional information.
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
We have an established capital improvement plan to make targeted capital investments to repair and replace existing infrastructure as needed, address operating redundancy requirements, improve our overall financial performance and expand our infrastructure in areas where growth is occurring.
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

	Incremental	Cumulative
2015	$1,083	$1,083
2016	887	$1,970
2017	335	$2,305
2018	335	$2,640
2019	335	$2,975
2020	335	$3,310
2021	335	$3,645
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
On August 28, 2020, 12 of our 17 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, as well as the consolidation of water and/or wastewater rates for certain of the utilities, using the year ended December 31, 2019 as the test year for the rate case. Refer to “— Corporate Transactions — ACC Rate Case” for additional information.
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

2020 Common Stock Offering

On January 21, 2020, we completed a public offering of 870,000 shares of common stock at a public offering price per share of $12.50, for gross proceeds of $10.9 million. On January 30, 2020, we issued an additional 130,000 shares of common stock at the public offering price of $12.50 per share, for gross proceeds of $1.6 million, resulting in total proceeds from the offering of approximately $12.5 million. The issuance of the additional shares was completed pursuant to the exercise in full of the underwriter's over-allotment option. We received net proceeds of approximately $11.5 million after deducting underwriting discounts and commissions and offering expenses paid by us, which collectively totaled approximately $1.0 million.

ACC Rate Case

On August 28, 2020, 12 of our 17 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, which proposed a collective revenue requirement increase of $4.6 million (relative to expected revenues in 2021, which is the final year of the rate phase-in from the last rate case) based on a 2019 test year. On August 2, 2021, we filed rejoinder testimony with the ACC updating our collective revenue increase to approximately $3.0 million. An evidentiary hearing was conducted beginning August 9, 2021. Certain of our utilities, including Santa Cruz and Palo Verde, have also requested that the rate increases be phased in over three years, beginning January 1, 2022. A final decision is not expected until the first quarter of 2022; therefore, any phase-in will likely not begin as requested on January 1, 2022 and may be shorter or longer than three years, if a revenue increase is approved.

We also requested the consolidation of water and/or wastewater rates for our Red Rock, Santa Cruz, Palo Verde, Picacho Water, and Picacho Utilities located in Pinal County. These utilities make up approximately 97% of the Company's active service connections; provide or will provide water, wastewater, and recycled water services; and are expected to create economies of scale that are beneficial to all customers if consolidated.

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

Acquisition of Red Rock Utilities

On October 16, 2018, we completed the acquisition of Red Rock, an operator of a water and a wastewater utility with service areas in Pima and Pinal counties of Arizona, for a purchase price of $5.9 million. The acquisition added over 1,650 connections and approximately 9 square miles of service area. The Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. The three specified growth premium areas are located in Pima County, Arizona where Red Rock has not yet begun operating, and where Red Rock is authorized to provide water utility services only. As of September 30, 2021, no meters have been installed and no accounts have been established in any of the three growth premium areas. We believe this acquisition is consistent with the Company's declared strategy of making accretive acquisitions.
Recent Events
Acquisition of Las Quintas Serenas Water Company
On November 3, 2021, the Company completed the acquisition of Las Quintas Serenas Water Company ("Las Quintas"), an operator of a water utility with service area in the Pima county of Arizona. The acquisition added over 1,100 connections and approximately 2.5 square miles of service area.
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

Comparison of Results of Operations for the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2021	2020
Revenues	$11,404	$10,757
Operating expenses	9,111	7,865
Operating income	2,293	2,892
Total other expense	(472)	(1,263)
Income before income taxes	1,821	1,629
Income tax expense	(323)	(498)
Net income	$1,498	$1,131

Basic earnings per common share	$0.07	$0.05
Diluted earnings per common share	$0.07	$0.05

Revenues – The following table summarizes our revenues for the three months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,
	2021	2020
Water services	$5,067	$5,492
Wastewater and recycled water services	5,645	5,238
Unregulated revenues	692	27
Total revenues	$11,404	$10,757

Total revenues increased $0.6 million, or 6.0%, to $11.4 million for the three months ended September 30, 2021 compared to $10.8 million for the three months ended September 30, 2020. This increase was primarily driven by the recognition of $0.7 million of ICFA revenue related to funds received during the quarter for an area where the company had completed all obligations under the ICFA agreement, including water and wastewater services. Refer to Note 2 — "Regulatory Decision and Related Accounting and Policy Changes" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information about our ICFAs. The increase in revenue also reflects the 9.2% increase in active service connections and the increase in rates related to Rate Decision No. 74364. The increase in revenue was partially offset by decreased consumption which was primarily driven by the increase in precipitation during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Water Services – Water services revenue decreased $0.4 million, or 7.8%, to $5.1 million for the three months ended September 30, 2021 compared to $5.5 million for the three months ended September 30, 2020. The decrease in water services revenues was primarily related to decreased consumption, partially offset by growth in connections and increased establishment and disconnection fees during the three months ended September 30, 2021.
Water services revenue based on consumption decreased $0.7 million, or 23.2%, to $2.4 million for the three months ended September 30, 2021 compared to $3.2 million for the three months ended September 30, 2020. The decrease was primarily driven by decreased residential and irrigation consumption resulting from higher precipitation for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Active water connections increased 9.4% to 27,003 as of September 30, 2021 from 24,674 as of September 30, 2020, primarily due to organic growth in our service areas.
Water consumption decreased 24.6% to 837 million gallons for the three months ended September 30, 2021 from 1.1 billion gallons for the three months ended September 30, 2020. The decrease in consumption was primarily related to a decrease in irrigation and residential consumption.

Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.2 million, or 9.3%, to $2.5 million for the three months ended September 30, 2021 from $2.3 million for the three months ended September 30, 2020. The increase was primarily driven by an increase in active service connections, combined with an increase in rates related to Rate Decision No. 74364.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.4 million, or 7.8%, to $5.6 million for the three months ended September 30, 2021 compared to $5.2 million for the three months ended September 30, 2020. The increase in wastewater and recycled water services revenue included a $0.5 million increase in wastewater services revenue. The increase in wastewater services revenue reflects the increase in active wastewater connections, which increased 8.9% to 24,955 as of September 30, 2021, from 22,920 as of September 30, 2020, as well as the increase in rates related to Rate Decision No. 74364.
Recycled water services revenue, which is based on the number of gallons delivered, decreased $0.1 million, or 31.0%, to $0.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease in recycled water services revenue was primarily related to the decrease in recycled water consumption. The volume of recycled water delivered decreased 99 million gallons, or 36.2%, to 174 million gallons for the three months ended September 30, 2021 compared to 273 million gallons for the three months ended September 30, 2020.
Operating Expenses – The following table summarizes our operating expenses for the three months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,
	2021	2020
Operations and maintenance	$2,677	$2,584
General and administrative	4,078	2,969
Depreciation and amortization	2,356	2,312
Total operating expenses	$9,111	$7,865

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, increased $0.1 million, or 3.6%, to $2.7 million for the three months ended September 30, 2021 compared to $2.6 million for the three months ended September 30, 2020.
Repairs and maintenance expenses increased $0.1 million, to $130,000 for the three months ended September 30, 2021 compared to $63,000 for the three months ended September 30, 2020, primarily due to the replacement of filters.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $1.1 million, or 37.4%, to $4.1 million for the three months ended September 30, 2021 compared to $3.0 million for the three months ended September 30, 2020.
Professional fees increased $0.3 million to $0.5 million for the three months ended September 30, 2021 compared to $0.2 million for the three months ended September 30, 2020. The increase was primarily related to legal fees incurred for acquisition related matters for the three months ended September 30, 2021.
Personnel and related expenses increased $0.3 million, or 19.0%, to $1.6 million for the three months ended September 30, 2021 compared to $1.3 million for the three months ended September 30, 2020. The increase was primarily driven by the increases in medical and other employee related expense for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Deferred compensation expenses increased $0.3 million, or 77.8%, to $0.8 million for the three months ended September 30, 2021 compared to $0.4 million for the three months ended September 30, 2020. The increase was primarily driven by restricted stock awards granted in 2021, combined with increased expense due to the increase in stock price. This increase was partially offset by the decrease in option expense attributable to the full vesting of the 2017 options granted and forfeitures during the three months ended September 30, 2021.
Information technology expenses increased slightly by less than $0.1 million, or 45.4%, but remained consistent at $0.1 million for both the three months ended September 30, 2021 and 2020. The increase was mainly attributable to network security assessment and incident response plan consulting fees incurred during the three months ended September 30, 2021.

Depreciation and amortization - Depreciation and amortization expense increased slightly by less than $0.1 million, or 1.9%, to $2.4 million for the three months ended September 30, 2021, from $2.3 million for the three months ended September 30, 2020. The increase was primarily driven by increased depreciation due to the increase in fixed assets.
Other Expense – Other expense totaled $0.5 million for the three months ended September 30, 2021, compared to other expense of $1.3 million for the three months ended September 30, 2020. The $0.8 million improvement in other expense was primarily attributed to the increase in growth premiums received from the Valencia earnout during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily driven by the receipt of a lump sum payment of $0.4 million from the City of Buckeye due to an internal audit of premiums that resulted in findings of past growth premiums that had not been remitted to the Company. The increase was also due to higher earnout from Valencia during the quarter due to increased meter connections over the prior year period. The earnout consists of $3,000 for each new water meter installed within Valencia Water Company’s prior service areas.
Income Tax Expense – Income tax expense decreased $0.2 million to $0.3 million for the three months ended September 30, 2021 compared to tax expense of $0.5 million for the three months ended September 30, 2020. The decrease was driven by lower pretax income for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Net Income – Net income totaled $1.5 million for the three months ended September 30, 2021 compared to $1.1 million for the three months ended September 30, 2020. The increase was primarily attributed to the $0.8 million decrease in other expenses partially offset by the $0.6 million decrease in operating income.

Comparison of Results of Operations for the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	For the Nine Months Ended September 30,
	2021	2020
Revenues	$31,606	$28,876
Operating expenses	25,931	22,460
Operating income	5,675	6,416
Total other expense	(1,493)	(4,312)
Income before income taxes	4,182	2,104
Income tax expense	(919)	(741)
Net income	$3,263	$1,363

Basic earnings per common share	$0.14	$0.06
Diluted earnings per common share	$0.14	$0.06
Revenues – The following table summarizes our revenues for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Water services	$14,303	$13,555
Wastewater and recycled water services	16,564	15,187
Unregulated revenues	739	134
Total revenues	$31,606	$28,876

Total revenues increased $2.7 million, or 9.5%, to $31.6 million for the nine months ended September 30, 2021 compared to $28.9 million for the nine months ended September 30, 2020. The increase in revenue reflects the 9.2% increase in active service connections, combined with the increase in rates related to Rate Decision No. 74364. This increase was also driven by the recognition of $0.7 million of ICFA revenue related to funds received during the nine months ended September 30, 2021 for an area where the company had completed all obligations under the ICFA agreement, including water and wastewater services. Refer to Note 2 — "Regulatory Decision and Related Accounting and Policy Changes" for additional information about our ICFAs.

Water Services – Water services revenue increased $0.7 million, or 5.5%, to $14.3 million for the nine months ended September 30, 2021 compared to $13.6 million for the nine months ended September 30, 2020. The increase in water services revenues was primarily related to growth in connections.
Water services revenue based on consumption slightly increased by less than $0.1 million, or 0.2%, but remained consistent at $6.7 million for both the nine months ended September 30, 2021 and 2020. This increase was primarily driven by increases in rates for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Active water connections increased 9.4% to 27,003 as of September 30, 2021 from 24,674 as of September 30, 2020, primarily due to organic growth in our service areas.
Water consumption slightly decreased by 59 million gallons, or 2.4%, but remained consistent at 2.5 billion gallons for both the nine months ended September 30, 2021 and September 30, 2020. The decrease in consumption was primarily related to the decrease in irrigation consumption driven by higher precipitation.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.6 million, or 8.5%, to $7.3 million for the nine months ended September 30, 2021 compared to $6.8 million for the nine months ended September 30, 2020. The increase was primarily due to the increase in active service connections, combined with an increase in rates related to Rate Decision No. 74364.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $1.4 million, or 9.1%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in wastewater and recycled water services revenue was driven by a $1.4 million increase in wastewater services revenue. The increase in wastewater services revenue reflects the increase in active wastewater connections, which increased 8.9% to 24,955 as of September 30, 2021, from 22,920 as of September 30, 2020, as well as the increase in rates related to Rate Decision No. 74364.
Recycled water services revenue, which is based on the number of gallons delivered, decreased $20,000, or 2.2%, but remained consistent at $0.9 million for both the nine months ended September 30, 2021 and 2020. The decrease in recycled water services revenue was primarily driven by the decrease in number of gallons consumed. The volume of recycled water delivered decreased 53 million gallons, or 9.2%, to 526 million gallons for the nine months ended September 30, 2021 compared to 580 million gallons for the nine months ended September 30, 2020.
Operating Expenses – The following table summarizes our operating expenses for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Operations and maintenance	$7,656	$7,156
General and administrative	11,285	8,682
Depreciation and amortization	6,990	6,622
Total operating expenses	$25,931	$22,460

Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, increased $0.5 million, or 7.0%, to $7.7 million for the nine months ended September 30, 2021 compared to $7.2 million for the nine months ended September 30, 2020.
Property tax expense increased $0.2 million to $1.9 million for the nine months ended September 30, 2021 compared to $1.8 million for the nine months ended September 30, 2020. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues. As revenues increase, we expect property taxes to also increase.
Total personnel expenses increased $0.2 million, or 9.8%, to $2.4 million for the nine months ended September 30, 2021 compared to $2.2 million for the nine months ended September 30, 2020, primarily due to increased salary and wages expense and medical benefits expense.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $2.6 million, or 30.0%, to

$11.3 million for the nine months ended September 30, 2021 compared to $8.7 million for the nine months ended September 30, 2020.
Deferred compensation expense increased $1.2 million to $2.2 million for the nine months ended September 30, 2021, from $1.0 million for the nine months ended September 30, 2020. The increase was primarily driven by restricted stock awards granted during the nine months ended September 30, 2021, combined with increased expense due to the increase in stock price. Refer to Note 13 — “Deferred Compensation Awards” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.
Board compensation expenses increased $0.5 million to $0.6 million for the nine months ended September 30, 2021 compared to $0.1 million for the nine months ended September 30, 2020. The increase was primarily related to a $0.5 million increase in Deferred Phantom Unit and Restricted Stock Unit expense which was primarily driven by the increase in stock price for the nine months ended September 30, 2021 compared to the decrease in stock price for the nine months ended September 30, 2020.
Personnel and related expenses increased $0.4 million, or 9.4%, to $4.2 million for the nine months ended September 30, 2021 compared to $3.8 million for the nine months ended September 30, 2020. The increase was primarily related to increases in employee benefit expense coupled with increases in salaries and wages for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.
Professional fees expenses increased $0.2 million, or 21.2%, to $1.4 million for the nine months ended September 30, 2021 from $1.1 million for the nine months ended September 30, 2020. The increase was primarily related to legal fees incurred regarding acquisition matters among other miscellaneous corporate matters.
Depreciation and amortization - Depreciation and amortization expense increased $0.4 million, or 5.6%, to $7.0 million for the nine months ended September 30, 2021, from $6.6 million for the nine months ended September 30, 2020. The increase was primarily driven by increased depreciation due to the increase in fixed assets, partially offset by decreased amortization of intangible assets.
Other Expense – Other expense totaled $1.5 million for the nine months ended September 30, 2021 compared to other expense of $4.3 million for the nine months ended September 30, 2020. The $2.8 million improvement in other expense was primarily attributed to $1.5 million of income recognized on the sale of a wireless communications tower, combined with a $0.7 million increase in the Valencia earnout. The increase in growth premiums was primarily driven by the receipt of a lump sum payment of $0.4 million from the City of Buckeye due to an internal audit of premiums that resulted in findings of past growth premiums that had not been remitted to the Company. The increase also reflects the one-time loss on disposal of assets recognized during the nine months ended September 30, 2020 in the amount of $0.5 million.
Income Tax Expense – Income tax expense increased $0.2 million to $0.9 million for the nine months ended September 30, 2021 compared to $0.7 million for the nine months ended September 30, 2020. The increase was driven by an increase in pretax income.
Net Income – Net income totaled $3.3 million for the nine months ended September 30, 2021 compared to net income of $1.4 million for the nine months ended September 30, 2020. The $1.9 million increase was primarily attributed to the $2.8 million decrease in total other expense partially offset by the $0.7 million decrease in operating income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Outstanding Share Data
As of November 8, 2021, there were 22,649,186 shares of our common stock outstanding and stock based awards to acquire an additional 755,695 shares of our common stock outstanding.
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
As of September 30, 2021, we have no notable near-term cash expenditures, other than the first and second principal payments for our Series B senior secured notes in the amounts of $1.9 million due in December 2021 and $1.9 million due in June 2022. While specific facts and circumstances could change, we believe that we have sufficient cash on hand, the ability to draw on our $10.0 million revolver, and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan, as well as remain in compliance with our debt covenants, for at least the next twelve months. However, our near term cash flow may be impacted by the COVID-19 pandemic. Refer to “—COVID-19 Update” and “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional discussion relating to the COVID-19 pandemic.
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
For the nine months ended September 30, 2021, our net cash provided by operating activities totaled $15.2 million compared to $11.7 million for the nine months ended September 30, 2020. The $3.5 million increase in cash from operating activities was primarily driven by the $1.5 million of income recognized on the sale of a wireless communications tower coupled with increases in accounts payable and other current and noncurrent liabilities for the nine months ended September 30, 2021 compared to September 30, 2020.
Cash from Investing Activities
Our net cash used in investing activities totaled $11.8 million for the nine months ended September 30, 2021 compared to $7.5 million for the nine months ended September 30, 2020. The $4.3 million increase in cash used in investing activities was primarily driven by an increase in capital expenditures of $4.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Cash from Financing Activities
Our net cash used in financing activities totaled $2.7 million for the nine months ended September 30, 2021 compared to $7.1 million in cash provided by financing activities for the nine months ended September 30, 2020. This change was primarily driven by the $11.5 million in net proceeds received from our public offering of stock in January 2020, partially offset by increased AIAC of $1.8 million for the nine months ended September 30, 2021.
Senior Secured Notes
On June 24, 2016, we issued two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter beginning December 2021. The proceeds of the senior secured notes were primarily used to refinance our long-term tax exempt bonds, pursuant to an early redemption option at 103%, plus accrued interest, as a result of the initial public offering of our common stock in May 2016.

The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of September 30, 2021, the Company was in compliance with its financial debt covenants.
Debt issuance costs as of September 30, 2021 and December 31, 2020 were $0.5 million and $0.6 million, respectively.
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

Similar to the senior secured notes, the Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. Additionally, the Northern Trust Loan Agreement contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants were subject to various qualifications and limitations as set forth in the Northern Trust Loan Agreement. Pursuant to the Northern Trust Loan Agreement, the revolving credit facility is subject to certain customary events of default after which the revolving credit facility could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. Refer to Note 11 — "Debt" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information. As of September 30, 2021, the Company was in compliance with its financial debt covenants.
As of September 30, 2021, the Company had no outstanding borrowings under this credit line with Northern Trust Bank.
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
Off Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices, and interest rates. The Company uses fixed-rate long-term debt to reduce the risk from interest rate fluctuations. Although the Company’s currently outstanding long-term debt is based on fixed rates, changes in interest rates could impact the fair market value of such long-term debt.  As of September 30, 2021, the fair market value of the Company’s long-term debt was $130.0 million. For additional information about the Company’s long-term debt, refer to Note 11 — “Debt” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

Other than interest-related risks, the Company believes the risks associated with price increases for chemicals, electricity, and other commodities are mitigated by the Company’s ability over the long-term to recover its costs through rate increases to its customers, though such recovery is subject to regulatory lag.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended September 30, 2021.
b) Use of Proceeds
None.
c) Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2021	—	$—	—	—
August 1 to 31, 2021	—	$—	—	—
September 1 to 30, 2021	—	$—	—	—
Total	—		—

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

Global Water Resources, Inc.

Date:	November 8, 2021	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)