Form 10-K
period 2021-12-31
Global Water Resources, Inc.
filed 2022-03-10
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was $184.7 million based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Market. As of March 10, 2022, the registrant had 22,649,242 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (this “Form 10-K”) of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, or “us”) and documents incorporated herein by reference are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, and opportunities, including potential acquisitions; future financial performance; regulatory and Arizona Corporation Commission ("ACC") proceedings and approvals, including the outcome and timing of our rate case application and the anticipated timing of any resulting phase-in of new rates; population and growth projections; technologies; revenues; metrics; operating expenses; market trends; liquidity; cash flows and uses of cash; dividends; amount and timing of capital expenditures; depreciation and amortization; tax payments; our ability to repay indebtedness and invest in initiatives; impact and resolutions of legal matters; the impact of tax changes; the impact of accounting changes and other pronouncements; and the anticipated impacts from the COVID-19 pandemic on the Company, including to our business operations, results of operations, cash flows, and financial position, and our future responses to the COVID-19 pandemic. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not, or the times at or by which, such performance or results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A of this Form 10-K, as updated from time to time in our subsequent filings with the Securities and Exchange Commission (“SEC”). Although the forward-looking statements are based upon what management believes to be reasonable assumptions, investors cannot be assured that actual results will be consistent with these forward-looking statements, and the differences may be material. Further, any forward-looking statement speaks only as of the date of this Form 10-K. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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
•any failure of our network of treatment facilities, water and wastewater pipes and water reservoirs could result in losses and damages;
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
•our information technology systems may be subject to cyberattacks and may be vulnerable to unauthorized external or internal access due to hacking, ransomware, viruses, or other breaches; and
•the concentration of our stock ownership with our officers, directors, certain stockholders and their affiliates will limit our stockholders’ ability to influence corporate matters.

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
•Regional planning;
•Use of advanced technology and data;
•Employing the best subject matter experts and retaining thought and application leaders;
•Leading outreach and educational initiatives to ensure all stakeholders including customers, development partners, regulators, and utility staff are knowledgeable on the principles and practices of our Total Water Management approach; and
•Establishing partnerships with communities, developers, and industry stakeholders to gain support of our Total Water Management principles and practices.
We currently own and operate twenty-five water and wastewater systems in strategically targeted communities in metropolitan Phoenix. We currently serve more than 74,048 people in approximately 27,630 homes within our 376 square miles of certificated service areas, which are serviced by twenty-two wholly-owned regulated operating subsidiaries as of December 31, 2021. Approximately 90.9% of our active service connections are customers of our Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”) utilities, which are located within a single service area. We have grown significantly since our formation in 2003, with total revenues increasing from $4.9 million in 2004 to $41.9 million in 2021, and total service connections increasing from 8,113 as of December 31, 2004 to 54,182 as of December 31, 2021, with regionally planned areas large enough to serve approximately two million service connections.
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
•Highly Fragmented Ownership. The utility segment of the U.S. water industry is highly fragmented, with approximately 50,000 water utilities and approximately 16,000 community wastewater utilities, according to the U.S. Environmental Protection Agency ("EPA"). The majority of the approximately 50,000 water utilities are serving a population of 5,000 or less, and 85% of the water utilities serve only 10% of the population.
•Large Public Sector Ownership. Municipally-owned utilities provide water and wastewater services for the vast majority of the U.S. population. For homes connected to a community water system, approximately 80% are provided service by municipally-owned utilities.
•Aging Infrastructure in Need of Significant Capital Expenditures. Water infrastructure in the U.S. is aging and requires significant investment and stringent focus on cost control to upgrade or replace aging facilities and to provide service to growing populations. Throughout the U.S., utilities are required to make expenditures on the rehabilitation of existing utilities and on the installation of new infrastructure to accommodate growth and make improvements to water quality and wastewater discharges mandated by stricter water quality standards. Water quality standards, first introduced with the Clean Water Act in 1972 and the Safe Drinking Water Act in 1974, are becoming increasingly stringent and numerous. For water, the American Water Works Association estimates investment needs for buried drinking water infrastructure will total more than $1 trillion over the next 25 years. The American Society of Civil Engineers estimates capital investment needs to update and grow the nation’s wastewater systems has now increased to $259 billion per year over a 10-year period according to their recent press release.

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
•Public-private partnerships among government, operating companies, and private investors include arrangements, such as design, build, and operate contracts; build, own, operate, and transfer contracts; and own, leaseback, and operate contracts.
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
◦For example, the Company has secured four separate area-wide Clean Water Act Section 208 Regional Water Quality Management Plans in its major planning areas, covering more than 500 square miles of land. To obtain these plans, a provider must develop, amongst other things, a regional wastewater solution, including plans for engineering, infrastructure location and size, and goals for the management of treated reclaimed water, which the Company successfully demonstrated in obtaining its plans.
•Stretching a limited resource by maximizing the use of recycled water, using renewable surface water where available and recharging aquifers with any available excess water.
◦For example, the Company’s water recycling model has been fully implemented in the City of Maricopa. The Company is the water, wastewater, and recycled water provider for the City of Maricopa, which currently has a population of approximately 58,000. A community of this size produces an approximate annual average of 3.2 million gallons of wastewater per day. Because the Company requires developers to take back and utilize recycled water within their communities and invest in “purple pipe” recycled water infrastructure during the initial development of subdivisions, the Company is now able to distribute almost all of the 3.2 million gallons back to the community for beneficial purposes. Approximately 59% of the recycled water goes towards common area non-potable irrigation and for use at a local farm, which allows for the recycled water to naturally recharge into the aquifer. This reduces the total amount of limited ground or surface water that would otherwise be required within the community by over 28%. To date, the Company has reused 9.9 billion gallons of recycled water in the City of Maricopa.
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
◦In addition to the previous example, which related to the requirements for recycled water usage, the separate distribution system of purple pipes, and water conservation achievements, the Company believes that its model results in additional benefits from an economic perspective due to lower use of power and consumables. For every gallon of recycled water that is directly reused while already on land surface, the need to pump additional scarce groundwater and surface water is eliminated. Such additional groundwater and surface water would otherwise need to be treated and distributed in accordance with the Safe Drinking Water Act, which is costly and requires significant energy.
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
•Incorporating automated processes, such as supervisory control and data acquisition, automated meter reading, and back-office technologies and “green” billing, which reduce operating costs, improve system availability and reliability, and improve customer satisfaction.
◦Supervisory Control and Data Acquisition. The Company employs supervisory control and data acquisition in all of its utility systems, which provides continuous monitoring, instantaneous alarming, and historical trending on all key operating assets, including instrumentation and dynamic components (e.g., pumps, motor-controlled valves, treatment systems, etc.). This data is reported back to the appropriate operations personnel through a standard industry software. The benefits of this system include the significantly enhanced ability to: achieve compliance and safety mandates; reduce service outages; troubleshoot systems; provide for remote operations; and allow for proactive maintenance and lower costs related to efficient real-time operations.

◦Automated Meter Reading. The Company implements automated meter reading with 99% of active customers meters either having automated meter reading or are being upgraded with such functionality in the next 12 months. Currently, all meters in our Maricopa service areas allow for automated meter reading allow for automated meter reading. This technology reads each meter numerous times per day (often hourly) and continuously transmits the meter readings back to a centralized data base through a communications tower and cellular transmission units. The data is then presented to the utility, and is made available to customers, through a simple user interface. Reading meters at this frequency provides many benefits to both the utility and the customer. With this data, utilities can better model demand usage, identify system water loss, identify leaks on the customer side of the meter, monitor for abnormal usage, and present interval, hourly, daily, weekly, or monthly usage back to the customers.
◦Back-Office Technologies and Paperless Billing. The Company employs a series of technologies that allow for the automation of the billing and remittance process. The Company also provides its customers with over seven ways to pay, with the majority of options being integrated with the Company’s back-office technologies. In combination with automated meter reading, this suite of technology has minimized the use of human labor and reduced the potential for human error for the entire billing and remittance process, while providing better customer service.
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
Our competitive advantage facilitates the execution of our growth strategy. We believe our proven conservation methods lead to successful permitting for more connections in expanded and new service areas.
Our Regulated Utilities
We own and operate regulated water, wastewater, and recycled water utilities in communities principally located in metropolitan Phoenix. Our utilities are regulated by the ACC, as described further under “—Regulation—Arizona Regulatory Agencies” below. As of December 31, 2021, our utilities collectively had 53,882 active service connections offering predictable rate-regulated cash flows. Revenues from our regulated utilities accounted for approximately 98.3% of total revenues in 2021. Our utilities currently possess the high-level regional permits that allow us to implement our business model; thus, we believe we are well-positioned for organic growth in our current service areas that are generally located in Arizona’s population growth corridors: Maricopa/Casa Grande, West Valley, and Sun Corridor Region.
A key component of our water utility business is the use of recycled water. Recycled water is highly treated and purified wastewater that is distributed through a separate distribution system of purple pipes for a variety of beneficial, non-potable uses. Recycled water can be delivered for all common area irrigation needs, as well as delivered direct to homes where it can be used for outdoor residential irrigation. Our Total Water Management model, an integrated approach to the use of potable and non-potable water to manage the entire water cycle, both conserves water and maximizes its total economic value. The application of the Total Water Management model has proven to be effective as a means of water scarcity management that promotes sustainable communities and helps achieve greater dwelling unit density in areas where the availability of sustainable water can be a key constraint on development. Our implementation of the Total Water Management philosophy in Arizona has led to the development of relationships with key regulatory bodies.

A summary description of our utilities at December 31, 2021 is set forth in the following table and described in more detail below:

Utility		Date of Acquisition (A) or Formation (F)	Service Provided	Square Miles of Service Area (1)(2)	Active Service Connections (2)	Average Monthly Rate Per Service Connection
MARICOPA / CASA GRANDE REGION
Global Water - Santa Cruz Water Company, Inc.		2004 (A)	Water	81	24,613	$56
Global Water - Palo Verde Utilities Company, Inc.		2004 (A)	Wastewater and Recycled Water	105	24,346	73
Global Water - Turner Ranches Irrigation, Inc.		2018 (A)	Water	7	962	70

WEST VALLEY REGION
Global Water - Greater Tonopah Water Company, Inc.		2006 (A)	Water	103	395	93
Global Water - Northern Scottsdale Water Company, Inc.		2006 (A)	Water	1	93	221
Global Water - Eagletail Water Company, Inc.		2017 (A)	Water	8	71	86
Global Water - Balterra Utilities Company, Inc.		2008 (A)	Wastewater and Recycled Water	2	—	—
Global Water - Hassayampa Utilities Company, Inc.		2005 (F)	Wastewater and Recycled Water	42	—	—

SUN CORRIDOR REGION
Global Water - Picacho Cove Water Company, Inc.		2006 (F)	Water	6	2	826
Global Water - Picacho Cove Utilities Company, Inc.		2006 (F)	Wastewater and Recycled Water	6	—	—
Global Water - Red Rock Utilities Company, Inc.		2018 (A)	Water, Wastewater and Recycled Water	11	1,905	70

PIMA COUNTY / TUCSON REGION
Global Water - Francesca Water Company, Inc.		2020 (A)	Water	0.4	124	50
Global Water - Mirabell Water Company, Inc.		2020 (A)	Water	0.4	64	65
Global Water - Lyn Lee Water Company, Inc.		2020 (A)	Water	1	39	41
Global Water - Tortolita Water Company, Inc.		2020 (A)	Water	0.1	22	64
Global Water - Las Quintas Serenas Water Company, Inc.	0	2021 (A)	Water	2.5	1,246	52

Total				376	53,882
(1) Certified areas may overlap in whole or in part for separate utilities.
(2) In January 2022 the Company completed the acquisitions of Twin Hawks Utility, Inc. ("Twin Hawks"), an operator of a water utility with service area in Pinal county, Arizona and Rincon Water Company, Inc. ("Rincon"), an operator of a water utility with service area in Pima County, Arizona. These acquisitions added an aggregate of 91 connections and approximately 9.1 square miles of service area.
Maricopa/Casa Grande Region
The City of Maricopa is located approximately 12 miles south of Phoenix. The relative proximity to a significant urban center, coupled with relatively abundant and inexpensive land, were the key drivers of the real estate boom experienced by this community. In 2005, the City of Maricopa was one of the fastest growing cities in the nation. While growth has slowed nationally since 2007, the City of Maricopa continues to grow, as demonstrated by our addition of 18,342 active service connections (representing approximately 7,330 homes) from December 2009 to December 2021. Development in the area is still considered to be affordable with the median home value being $374,000 compared to $423,000 in the Phoenix Metro area.
We operate in this region through Santa Cruz, Palo Verde, and Global Water - Turner Ranches Irrigation, Inc. ("Turner").

We acquired Santa Cruz and Palo Verde in 2004. Santa Cruz serves 24,613 active service connections as of December 31, 2021 and revenues from Santa Cruz represented approximately 39.5% and 39.6% of our total revenue for the years ended December 31, 2021 and 2020, respectively. Palo Verde serves 24,346 active service connections as of December 31, 2021 and revenues from Palo Verde represented approximately 50.7% and 50.8% of our total revenue for the years ended December 31, 2021 and 2020, respectively.
The Santa Cruz and Palo Verde service areas include approximately 186 square miles, which we believe provide further opportunities for growth. Most of the Santa Cruz and Palo Verde infrastructure is less than eighteen years old. Santa Cruz and Palo Verde provide water and wastewater services, respectively, under an innovative public-private partnership memorandum of understanding with the City of Maricopa in Pinal County for approximately 278 square miles of its planning area. We signed a similar memorandum of understanding with the City of Casa Grande to partner in providing water, wastewater, and recycled water services to an approximate 100 square miles of its western region for anticipated growth.
We acquired Turner in May 2018. Turner is a non-potable irrigation water utility located in Maricopa County, Arizona, with approximately seven square miles of service area. Turner serves 962 residential irrigation customers as of December 31, 2021.
Rate proceedings were completed in 2010 for both Santa Cruz and Palo Verde. In July 2012, these two utilities filed applications with the ACC for increased rates using 2011 as the test year on which the ACC used to evaluate the utilities’ rates. The rate proceedings were completed in February 2014. On August 28, 2020, Santa Cruz, Palo Verde and Turner each filed a rate case application with the ACC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Rate Case Activity”, included in Part II, Item 7 of this Form 10-K, for additional information.
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
We acquired Greater Tonopah in 2006. Greater Tonopah serves 395 active service connections as of December 31, 2021. Greater Tonopah has a Certificate of Convenience and Necessity ("CC&N") for 103 square miles of service area and provides water services to Maricopa County west of the Hassayampa River. The acquisition of Greater Tonopah allowed us to enter into agreements with developers to serve a total of approximately 100,000 home sites plus commercial, schools, parks, and industrial developments at full build-out.
In November 2017, the Bill and Melinda Gates Investment Group, through an investment vehicle, acquired 20,000 acres in the Belmont development, located in the West Valley Region. Belmont is a mixed use, master planned community and is included within the service area of Greater Tonopah and Hassayampa.
We acquired Northern Scottsdale in 2006. Northern Scottsdale serves 93 active service connections as of December 31, 2021. Northern Scottsdale has a CC&N for one square mile and provides water services to two small subdivisions in Northern Scottsdale.
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
We formed Hassayampa in 2005. Hassayampa is a wastewater utility and has a CC&N for 42 square miles in an area that is contiguous to Balterra. Hassayampa currently has no active service connections; however, like Balterra, its service area lies directly in the path of future growth in the far west valley of metropolitan Phoenix, which we believe should provide opportunities for growth once development commences in this area.
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
In addition, on May 9, 2016, we closed the sale of Willow Valley to EPCOR Water Arizona Inc. (“EPCOR”).
On May 15, 2017, we acquired Eagletail via merger. Eagletail serves 71 active connections as of December 31, 2021. Eagletail has a CC&N for eight square miles located west of metropolitan Phoenix.
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
Sun Corridor Region
The Sun Corridor Region is approximately equidistant between Phoenix and Tucson, along the I-10 Corridor.
We operate in this region through Global Water-Picacho Cove Water Company, and Global Water-Picacho Cove Utilities Company (collectively, “Picacho Cove”), and Global Water - Red Rock Utilities Company, Inc. (“Red Rock”).
We formed Picacho Cove in 2006 to provide water and wastewater services in the City of Eloy and currently have CC&Ns for approximately six congruent square miles. These utilities currently have two active service connections.
We acquired Red Rock in October 2018. Red Rock consists of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona, with approximately nine square miles of service area. Red Rock serves 963 active water connections and 942 active sewer connections as of December 31, 2021.
On August 28, 2020, Picacho Cove and Red Rock each filed a rate case application with the ACC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Rate Case Activity”, included in Part II, Item 7 of this Form 10-K, for additional information.
Pima County / Tucson Region
We operate in this region through Global Water - Mirabell Water Company, Inc. (“Mirabell”), Global Water - Francesca Water Company, Inc. (“Francesca”), Global Water - Tortolita Water Company, Inc. (“Tortolita”), Global Water - Lyn Lee Water Company, Inc. (“Lyn Lee”), and Global Water - Las Quintas Serenas Water Company, Inc. (“Las Quintas Serenas”).
We acquired Mirabell in October 2020. Mirabell serves 64 active water connections as of December 31, 2021. Mirabell has a CC&N for 0.4 square miles located in the southwest area of Tucson, Arizona.
We acquired Francesca, Tortolita and Lyn Lee in November 2020. Francesca is located in the southwest area of Tucson, Arizona whereas Tortolita and Lyn Lee are located in Marana, Arizona. As of December 31, 2021, Francesca, Tortolita, and Lyn Lee serve 124, 22, and 39 active water connections, respectively.
We acquired Las Quintas Serenas in November 2021. Las Quintas Serenas serves over 1,100 connections with approximately 2.5 square miles of service area located in the northern area of Green Valley, Arizona.
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
We maintain a comprehensive environmental program which addresses, among other things, responsible business practices and compliance with environmental laws and regulations, including the use and conservation of natural resources. Water samples across our water system are analyzed on a regular basis in material compliance with regulatory requirements. We conducted more than 13,276 water quality tests in 2021 at subcontracted laboratory facilities in addition to providing continuous online instrumentation for monitoring parameters such as turbidity and disinfectant residuals and allowing for adjustments to chemical treatment based on changes in incoming water quality. For 2021, we achieved a compliance rate of 99.96% for meeting state and federal drinking water standards and 99.88% for compliance with wastewater requirements, for an overall compliance rating of 99.9%. Compliance with governmental regulations is of utmost importance to us, and considerable time and resources are spent ensuring compliance with all applicable federal, state, and local laws and regulations.
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
Arizona Regulatory Agencies
In Arizona, the ACC is the regulatory authority with jurisdiction over water and wastewater utilities. The ACC has exclusive authority to approve rates, mandate accounting treatments, authorize long-term financing programs, evaluate significant capital expenditures and plant additions, examine and regulate transactions between a regulated subsidiary and its affiliated entities, and approve or disapprove reorganizations, mergers, and acquisitions prior to their completion. Additionally, the ACC has statutory authority to oversee service quality and consumer complaints, and approve or disapprove expansion of service areas. The ACC is comprised of five elected members, each serving a four year term. Companies that wish to provide water or wastewater service apply for a CC&N, which, if granted, allows them to serve customers within a geographic area specified by a legal description of the property. In considering an application for a CC&N, the ACC will determine if the applicant is fit and proper to provide service within a specified area, whether the applicant has sufficient technical, managerial, and financial capabilities to provide the service, and if that service is necessary and in the public interest. Once a CC&N is granted, the utility falls under the ACC’s jurisdiction and must abide by the rules and laws under which a public service corporation operates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Rate Case Activity,” included in Part II, Item 7 of this Form 10-K, for additional information regarding rate case activity involving the ACC.

Arizona water and wastewater utilities must also comply with state environmental regulation regarding drinking water and wastewater, including environmental regulations set by Councils of Government (such as the Central Arizona Governments and the Maricopa Association of Governments), the ADEQ, and the Arizona Department of Water Resources. The Central Arizona Governments is the designated management authority for Section 208 of the Clean Water Act for Pinal and Gila Counties and administers the requirements of the Regional Water Quality Management Plans and Amendments at the local level. The Maricopa Association of Governments is the designated management authority for Section 208 of the Clean Water Act for Maricopa County and administers the requirements of the Regional Water Quality Management Plans and Amendments at the local level. The Maricopa County Environmental Services Department has delegated authority for overseeing ADEQ requirements in Maricopa County. The Pima County Department of Environmental Quality has delegated authority for overseeing ADEQ requirements in Pima County. The ADEQ regulates water quality and permits water reclamation facilities, discharges of recycled water, re-use of recycled water, and recharge of recycled water. The ADEQ also regulates the clean closure requirements of facilities. In Arizona, the ADEQ has received delegated authority from the EPA for the administration of the Clean Water Act’s National Pollution Discharge Elimination System program. Permits issued by the ADEQ for discharges to waters of the U.S. in Arizona are termed “Arizona Pollutant Discharge Elimination System,” or “AZPDES,” permits. The ADEQ also administers the drinking water quality requirements set by the federal Safe Drinking Water Act within Arizona. Finally, the Arizona Department of Water Resources regulates surface water extraction, groundwater withdrawal, designations and certificates of assured water supply, extinguishment of irrigation grandfathered water rights, groundwater savings facilities, recharge facilities, recharge permits, recovery well permits, storage accounts, and well construction, abandonment, or replacement. We must file periodic reports with the ACC, ADEQ, and Arizona Department of Water Resources.
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
Under Arizona’s assured water supply laws and regulations, a new subdivision inside an Active Management Area must demonstrate that it has an “assured water supply” to the satisfaction of the Arizona Department of Water Resources before the developer is permitted to sell lots. Demonstration of an assured water supply requires, among other things, that an applicant demonstrate that water supplies will be physically, continuously, and legally available to satisfy the water needs of the proposed use for at least 100 years. A developer may make an independent showing of an assured water supply (resulting in a Certificate of Assured Water Supply for a subdivision) or may obtain a written commitment for service from a designated water provider, such as a privately owned water company or a municipal water supplier. Under the latter approach, the water provider must demonstrate satisfaction of assured water supply requirements for the developments within its service areas (resulting in a Designation of Assured Water Supply for the provider). At present, we have obtained a Designation of Assured Water Supply in the Maricopa/Casa Grande service territory (Santa Cruz) for approximately 22,900 acre-feet of water use. A Designation of Assured Water Supply is subject to periodic review and renewal by the Arizona Department of Water Resources and can be increased as demand grows within the service territory, subject to the physical availability of existing water supplies and any additional supplies acquired for use within the Designation of Assured Water Supply. Over time, we anticipate Santa Cruz will apply to increase the Designation of Assured Water Supply as sufficient increased demand is established in the area. Under our highly efficient Total Water Management model, which is intended to achieve much lower per-unit potable water use rates than would be expected for average developments, 22,900 acre-feet could be sufficient water supply for approximately 91,600 homes per year.
In our West Valley service territory (Greater Tonopah), we are seeking a Designation of Assured Water Supply in the future. Assuming implementation of our high-efficiency Total Water Management model throughout the service area, we believe this could be a sufficient water supply for tens of thousands of homes. There is no assurance that the Arizona Department of Water Resources would provide a new Designation of Assured Water Supply or add any additional acre-feet to our Designations of Assured Water Supply in the future.

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
Competition
As an owner and operator of regulated utilities, we do not face competition within our existing service areas because Arizona law provides the holder of a CC&N for water and wastewater service with an exclusive right to provide that service within the certificated area, as against other public service corporations. In addition, the high cost of constructing water and wastewater systems in an existing market creates a barrier to entry. We do, however, face competition from other water and wastewater utilities for new service areas and with respect to the acquisition of smaller utilities. We believe our principal competitors for new service areas and acquisitions in Arizona are EPCOR Water Arizona Inc., Arizona Water Company, Central States Water Resources, Northwest Natural Water Company, LLC, Ullico Inc. and Liberty Utilities. We believe competition for new service areas and acquisitions is based on relationships with municipalities and developers, experience in making acquisitions, the ability to finance and obtain regulatory approval, quality and breadth of products and services, the ability to integrate both water and wastewater services, and implement conservation practices throughout the service areas, price, speed, and ease of implementation.
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
Human Capital Resources
As of December 31, 2021, we employed 86 full-time individuals and 2 part-time employees. This represents an increase of seven employees, or 8.6% from December 31, 2020 due primarily to the hiring of additional employees throughout the organization as the company continues to grow. Currently, none of our employees participate in collective bargaining agreements, and we consider our employee relations to be good.
We offer comprehensive compensation and benefits package to attract and retain top talent. In addition to competitive base wages, additional benefits include annual bonus opportunities, employee stock options, Company matched 401(k) plan, healthcare and insurance benefits, flexible spending accounts and paid time off.

Available Information
We maintain an Internet website at www.gwresources.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or furnished to, the SEC. To access these reports, go to our website at www.gwresources.com. The foregoing information regarding our website is provided for convenience and the content of our website is not deemed to be incorporated by reference in this report filed with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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
On August 28, 2020, 12 of our 18 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, as well as the consolidation of water and/or wastewater rates for certain of the utilities. There can be no assurance, however, that the ACC will approve the requested rate increase or any increase or the consolidation of water and wastewater rates described above, and the ACC could take other actions as a result of the rate case. Further, it is possible that the ACC may determine to decrease future rates. There can also be no assurance as to the timing of when an approved rate increase (if any) would go into effect.
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
•adversely changing tax, legal, or regulatory requirements, including employment, property ownership, or general business regulations; changing environmental requirements and the imposition of additional requirements and costs on our operations; and including but not limited to changes adopted in response to regulatory measures to address the COVID-19 pandemic or global climate change;
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
In Arizona, the ACC is the regulatory authority that oversees the formation, expansion, and ongoing operations of water and wastewater utilities. The ACC has authority, among other things, to determine service areas for utility providers. In order for our owned utilities to provide water or wastewater service, they must obtain a CC&N for a service area before they can service that area. In addition, our owned utilities and/or the developments that we serve must demonstrate to the Arizona Department of Water Resources that there exists a 100-year water supply and obtain either a “Certificate of Assured Water Supply,” which is a certificate issued by the Arizona Department of Water Resources evidencing sufficient groundwater, surface water, or effluent of adequate quality will be continuously available to satisfy the water needs of the proposed use for at least one hundred years and which applies to a specific subdivision, or a Designation of Assured Water Supply, which applies to the utility’s entire service area. The designation area is generally coterminous with the CC&N and can grow into adjacent areas as needed. Further, our wastewater facilities require ADEQ and/or EPA permits that regulate, among other things, the level of discharges from our facilities, the size of our facilities, and the location of our facilities. Any inability to obtain the necessary regulatory approvals, assured water supplies, or environmental permits would limit our ability to expand our water or wastewater service areas.
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
To comply with federal, state, and local environmental laws, our existing facilities may need to be altered or replaced, which may cause us to incur significant additional costs. Altered and new facilities and other capital improvements must be constructed and operated in accordance with multiple requirements, including, in certain cases, an Aquifer Protection Permit issued by the ADEQ, Arizona Pollution Discharge Elimination System permits from the ADEQ, and an air quality permit from Maricopa or Pinal Counties. The provision of potable water is subject to, among others, the requirements of the federal Safe Drinking Water Act, and effluent from wastewater treatment facilities must comply with other requirements. Regulated contaminants and associated maximum contaminant levels may change over time, requiring us to alter or build additional treatment facilities.
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
Our operating utilities require some of our employees to be certified operators of record, a designation requiring specialized training and certification in water and wastewater systems. As workers with these qualifications retire in the industry, we may be unable to replace them readily in view of the relatively low number of younger workers that we believe are entering the workforce to pursue this line of work. Our operations require a variety of other technical skills and specialties in the areas of engineering, systems analysis, laboratory work, and equipment repair, and we may have difficulty recruiting and retaining personnel with these skills. If we cannot maintain an employee base with the skills necessary to conduct our operations, our efficiency, margins, and ability to expand our business could be adversely affected.
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
We may not be able to effectively manage any expansion in one or more of these areas, and our failure to do so could harm our ability to maintain or increase revenues and operating results. The expenses incurred in pursuing growth could increase without a corresponding increase in our revenue base, which could decrease operating results and profit margin. In addition, future growth may require us to make significant capital expenditures or incur other significant expenses and may divert the attention of our personnel from our core business operations, any of which could affect our financial performance adversely.
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
Our operations of regulated utilities are currently located exclusively in the state of Arizona, and more specifically approximately 90.9% of our active service connections are within a single municipality, which increases the impact of local conditions on our results of operations.
The customers of our regulated utilities are currently located exclusively in the state of Arizona and 90.9% of our active service connections are located in the City of Maricopa, Arizona. As a result, we cannot diversify or mitigate the risks presented by local regulatory, economic, political, demographic, and weather conditions in this area. An adverse change in any of these conditions would therefore affect our profitability, results of operations, liquidity, and cash flows more significantly than if our utilities operated more broadly in other geographic areas.
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
In addition, we require bulk supplies of chemicals for water and wastewater treatment, and if we were to suffer an interruption of supply that we cannot replace quickly, we might not be able to perform these functions adequately. Supply chain constraints may result in increased costs of supplies, products and materials that are critical to or used in the Company's business operations. Also, some chemicals are available from a single source or a limited number of sources. There is no assurance that these suppliers will continue to produce the chemicals in the quantities and quality and at the times they are needed. Moreover, the replacement of any of these suppliers could lead to significant delays and increase in our costs.
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
Climate variability may cause increased volatility in weather and may impact water usage and related revenue or require additional expenditures, all of which may not be fully recoverable in rates or otherwise.

The issue of climate variability is receiving increasing attention nationally and worldwide. There is consensus among climate scientists that there will be worsening of weather volatility in the future associated with climate variability. Many climate variability predictions present several potential challenges to water and wastewater utilities, including us, such as:
•increased frequency and duration of droughts;
•challenges associated with changes in temperature or increases in ocean levels;
•potential degradation of water quality;
•decreases in available water supply and changes in water usage patterns;
•increased precipitation and flooding;
•increased frequency and severity of storms and other weather events;
•increases in disruptions in service;
•increased costs to repair damaged facilities; or
•increased costs to reduce risks associated with the increasing frequency and severity of natural events, including to improve the resiliency and reliability of our water and wastewater treatment and conveyance facilities and systems.

Because of the uncertainty of weather volatility related to climate variability, we cannot predict its potential impact on our business, financial condition, results of operations, cash flows and liquidity. Furthermore, laws and regulations have been enacted that seek to reduce or limit greenhouse gas emissions and require additional reporting and monitoring, and these regulations may become more pervasive or stringent in light of changing governmental agendas and priorities, although the exact nature and timing of these changes is uncertain. There can be no assurance that we would be able to recover any expenditures or costs associated with the impact of climate variability and related laws and regulations on a timely basis, or at all, for our regulated utilities through the rate setting process.
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
Any failure of our network of treatment facilities, water and wastewater pipes and water reservoirs could result in losses and damages that may affect our financial condition and reputation.
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
The novel coronavirus ("COVID-19") global pandemic could adversely affect our business operations, cash flows, and financial position to an extent that is difficult to predict.
The COVID-19 pandemic has adversely affected economies, supply chains, workforce participation and financial markets across the globe. While the COVID-19 pandemic did not have a material effect on our business operations, results of operations, cash flows, and financial position for the year ended December 31, 2021, the COVID-19 pandemic and the related responses from government authorities could adversely impact us in a number of ways, including, but not limited to, the following:

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

•limitations on employee resources and availability, including due to sickness, government restrictions, labor supply shortages, and the desire of employees to avoid contact with large groups of people;

•potential legislative or regulatory efforts to impose new requirements on our operations;

•a continuation of worsening of general economic conditions, including increased inflation;

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

Any of the foregoing could adversely affect our business operations, results of operations, cash flows, and financial position. The potential effects of the COVID-19 pandemic may also impact our other risk factors described in this "Risk Factors" section. More recently, new variants of COVID-19, such as the Delta and Omicron variants, that are more contagious than previous strains have emerged. Accordingly, the ultimate extent of the impact of the COVID-19 pandemic on our business operations, results of operations, cash flows, and financial position, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic; its severity; the emergence and severity of its variants; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them; general economic factors, such as increased inflation; supply chain constraints; labor supply issues; restrictions on travel and transportation, and how quickly and to what extent normal economic and operating conditions can resume.

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
As of December 31, 2021, we had total indebtedness of $113.1 million. In addition, we may incur substantial additional indebtedness in the future. Our indebtedness could have important consequences, including:
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
The growth of our customer base depends almost entirely on the success of developers in developing residential and commercial properties within our CC&N areas. A CC&N is a permit issued by the ACC allowing a public service corporation to serve a specified area, and preventing other public service corporations from offering the same services within the specified area, which we refer to as “service areas.” Real estate development is a cyclical industry and the growth rate of development, especially residential development, from 2006 through 2019, both nationally and in Arizona had been below historical rates. During the second half of 2020, residential real estate development began to rise to similar 2006 rates, although there is no guarantee that such growth will be sustained or continue to increase. The sale of, for instance, single family residences is affected by a number of national and regional economic factors, including:
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
As operators of critical infrastructure, we may face a heightened risk of cyberattacks from internal or external sources. For example, a hacker accessed a Florida water treatment plant's control system and attempted to increase the amount of lye used to treat the water to a potentially dangerous level. Unauthorized access to confidential information located or stored on these systems could negatively and materially impact our customers, employees, suppliers and other third parties. Further, third parties, including vendors, suppliers and contractors, who perform certain services for us or administer and maintain our sensitive information, could also be targets of cyberattacks and unauthorized access. While we have instituted safeguards to protect our information technology systems, those safeguards may not always be effective due to the evolving nature of cyberattacks and cyber vulnerabilities. We cannot guarantee that such protections will be completely successful in the event of a cyberattack.
If our information technology systems, or that of third parties on which we rely on, are affected by a significant cyber breach, this could result in, among other things, a significant disruption to our operations; costly investigations and remediation; misappropriation of confidential information of the Company or that of our customers, employees, business partners or others; litigation and potential liability; enforcement actions and investigations by regulatory authorities; loss of customers and contracts; harm to our reputation; and a loss of management time, attention and resources from our regular business operations, any of which could have a negative impact on our business, results of operations, and cash flows. These types of events, either impacting our facilities or the industry in general, could also cause us to incur additional security and insurance related costs.
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
Our directors, executive officers, and stockholders holding more than 5% of our capital stock and their affiliates beneficially own, in the aggregate, approximately 54% of our outstanding common stock, including 45% beneficially owned in the aggregate by our former director, William S. Levine and current director Jonathan L. Levine. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. There can be no assurance that their interests will not conflict with the interests of our other stockholders.
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
•the market’s perception towards our reduced disclosure as a result of being a "smaller reporting company” as defined in the Exchange Act;
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
•changes in our dividend policy;
•adverse resolution of new or pending litigation against us; and
•changes in general market, economic, and political conditions in the U.S., and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war, other geopolitical uncertainties, public health concerns (including health epidemics or outbreaks of communicable diseases such as the COVID-19 pandemic),and responses to such events.
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
We have to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. Additionally, once we are no longer deemed a smaller reporting company that is a non-accelerated filer, our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We may encounter problems or delays for any requested improvements and receiving a favorable attestation in connection with the attestation to be provided by our independent registered public accounting firm after we cease to be a smaller reporting company that is a non-accelerated filer. If our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls after we cease to be a smaller reporting company that is a non-accelerated filer, investors could lose confidence in our financial information and the price of our common stock could decline.
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
We currently intend to continue to pay a regular monthly dividend on our common stock of $0.02458 per share ($0.29496 per share annually), or an aggregate of approximately $6.6 million on an annual basis. However, our future dividend policy is subject to our compliance with applicable law, and depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock we may issue in the future, business prospects, and other factors that our board of directors may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that we will continue to pay a dividend in the future.
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
Taking advantage of the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
We are a "smaller reporting company" as defined in the Exchange Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are otherwise applicable generally to public companies including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act (so long as we also remain a non-accelerated filer); (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and (iii) reduced disclosure obligations regarding financial statements.
We may take advantage of the scaled disclosures available to smaller reporting companies for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.
We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions and as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

General Risk Factors
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
The following table lists the properties that we own or lease:

Nature of Property	Location	Operated By	Owned or Leased
Corporate Offices	Phoenix, Arizona	Global Water Resources, Inc.	Leased
Wastewater Treatment Plant	Maricopa, Arizona	Global Water - Palo Verde Utilities Company, Inc.	Owned
Global Water Center - Regional Office	Maricopa, Arizona	Global Water - Palo Verde Utilities Company, Inc.	Owned
Wastewater Utility Plant	8 Lift Stations - Maricopa, Arizona	Global Water - Palo Verde Utilities Company, Inc.	Owned
Water Utility Plant	16 Well Sites - Maricopa, Arizona	Global Water - Santa Cruz Water Company, Inc.	Owned
Water Utility Plant	5 Water Distribution Sites - Maricopa, Arizona	Global Water - Santa Cruz Water Company, Inc.	Owned
Water Utility Plant	9 sites - Western Maricopa County, Arizona	Global Water - Greater Tonopah Water Company, Inc.	Owned
Water Utility Plant	4 sites - Northern Maricopa County, Arizona	Global Water - Northern Scottsdale Water Company, Inc.	Owned
Water Utility Plant	Western Maricopa County, Arizona	Global Water - Eagletail Water Company, Inc.	Owned
Irrigation Utility Plant	Mesa, Arizona	Global Water - Turner Ranches Irrigation, Inc.	Owned
Water Utility Plant	Red Rock, Arizona	Global Water - Red Rock Utilities Company. Inc.	Owned
Wastewater Utility Plant	Red Rock, Arizona	Global Water - Red Rock Utilities Company. Inc.	Owned
Water Utility Plant	Tucson, Arizona	Global Water - Mirabell Water Company, Inc.	Owned
Water Utility Plant	Tucson, Arizona	Global Water - Francesca Water Company, Inc.	Owned
Water Utility Plant	Tucson, Arizona	Global Water - Tortolita Water Company, Inc.	Owned
Water Utility Plant	Tucson, Arizona	Global Water - Lyn Lee Water Company, Inc.	Owned
Water Utility Plant	Green Valley, Arizona	Global Water - Las Quintas Serenas Water Company, Inc.	Owned
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
Shareholders
As of March 10, 2022, there were approximately 16 shareholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.
Dividends
We currently intend to continue to pay a regular monthly dividend of $0.02458 per share ($0.29496 per share annually). However, our future dividend policy is subject to our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock we may issue in the future, business prospects, and other factors that our board of directors may deem relevant. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K for a discussion of provisions of our senior secured notes and our revolving credit facility that limit the payment of dividends.

Performance Graph
The following graph compares the relative performance of our common stock, the S&P 500 Index, and our Peer Group Index. This graph covers the period from December 31, 2016 through December 31, 2021. The graph assumes that $100 was invested on December 31, 2016 in the common stock of GWRS, the S&P 500 Index, and our Peer Group Index, and also assumes reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
* Peer group includes American States Water Company, American Water Works, Aqua America, Inc., Artesian Resources Corp., California Water, SJW Group, Middlesex Water Company, and York Water Co.

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Global Water Resources, Inc.	$145.78	$149.91	$163.04	$211.78	$232.44	$248.02
S&P 500 Index	$107.85	$128.80	$120.76	$155.64	$180.94	$218.36
Peer Group Index**	$117.88	$144.10	$161.07	$207.70	$231.18	$264.86
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2021	—	$—	—	—
November 1 to 30, 2021	—	$—	—	—
December 1 to 31, 2021	—	$—	—	—
Total	—		—
Unregistered Sales of Equity Securities
None.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of Global Water Resources, Inc.'s (the "Company", "GWRI", "we", or "us") financial condition and results of operations (“MD&A”) relate to the year ended December 31, 2021 and should be read together with the condensed consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K.
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
•Regional planning;
•Use of advanced technology and data;
•Employing respected subject matter experts and retaining thought and application leaders;
•Leading outreach and educational initiatives to ensure all stakeholders including customers, development partners, regulators, and utility staff are knowledgeable on the principles and practices of our Total Water Management approach; and
•Establishing partnerships with communities, developers, and industry stakeholders to gain support of our Total Water Management principles and practices.

COVID-19 Update

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. Since that time, government authorities around the world implemented numerous measures to try to reduce the spread of the COVID-19 pandemic, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home, or total lock-down (or similar) orders and business limitations and shutdowns. Throughout 2021, states and localities were in the midst of a vaccine distribution program; however, the rate of vaccination has been slowed by vaccine hesitancy in some areas. More recently, new variants of COVID-19, such as the Delta and Omicron variants, that are more contagious than previous strains have emerged. The spread of these new strains have caused many government authorities to reimplement the aforementioned measures to try to reduce the spread that had become less prevalent.

Our water and wastewater services are essential services and we intend to continue to provide those services for our customers. As a result of the economic hardships caused by the COVID-19 pandemic, we voluntarily agreed not to disconnect customers or charge late fees during the year ended December 31, 2020.

However, we resumed disconnections starting February 9, 2021. In 2020, we also expanded our customer assistance program to include a larger customer base, while increasing the annual maximum benefit and including additional qualifying categories to include disabled veterans, deployed service members, furloughed workers, and customers with a medical hardship. As of December 31, 2021, the COVID-19 pandemic did not have a material impact on uncollectible accounts. However, we continue to face various uncertainties related to the impact of the continuing COVID-19 pandemic on the overall economy and our business, including whether we will continue to be able to sustain our level of bad debt expense.

We continue to monitor the impact of COVID-19 pandemic on our business and operations, including how it will impact our customers, employees, suppliers, vendors, and business partners. While the COVID-19 pandemic did not have a material effect on our business operations, results of operations, cash flows, and financial position for the years ended December 31, 2021 and 2020, we are unable to predict the ultimate extent to which our business operations, results of operations, cash flows, and financial position will be impacted by the COVID-19 pandemic. The degree to which the COVID-19 pandemic impacts our business operations, results of operations, cash flows, and financial position will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic; its severity; the emergence and severity of its variants; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them; general economic factors, such as increased inflation; supply chain constraints; labor supply issues; restrictions on travel and transportation; and how quickly and to what extent normal economic and operating conditions can resume.

Further, our current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to “Risk Factors” included in Part I, Item 1A of this Form 10-K for additional risks we face due to the COVID-19 pandemic.

Business Outlook

2020 and 2021 continued the trend of positive growth in new connections. According to the 2020 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) is the 11th largest MSA in the U.S. and had a population of 4.8 million, an increase of 14% over the 4.2 million people reported in the 2010 Census. Metropolitan Phoenix continues to grow due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix Metropolitan area will have a population of 5.7 million people by 2030 and 6.5 million by 2040. During the twelve months ended December 31, 2021, even though Arizona’s unemployment rate decreased by 5.1%, the state ranked in the top fifteen nationally for job growth.
According to the W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus Panel ("Greater Phoenix Blue Chip Panel", the single family market experienced a period of very rapid growth in 2021 with approximately 31,000 building permits issued. Strong underlying demand and an extreme shortage of existing inventory pushed prices up rapidly. The Greater Phoenix Blue Chip Panel expects this to continue but at a slower pace as lack of product and affordability issues slow demand. Building permits are forecasted to increase to 35,000 and 36,000 in 2022 and 2023, respectively.
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
Population and Community Growth

Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, increased 5,024 connections, or 10.2%, from a total of 49,158 as of December 31, 2020 to 54,182 as of December 31, 2021. This increase was due primarily to organic growth in new connections combined with the acquisition of Global Water - Las Quintas Serenas Company, Inc. ("Las Quintas").
As of December 31, 2021, we have 53,882 active service connections compared to 48,899 active service connections as of December 31, 2020, an increase of 4,983, or 10.2%. As with the increase in total service connections, the increase is due primarily to the organic growth in new connections. Approximately 90.9% of the 53,882 active service connections are serviced by our Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”) utilities as of December 31, 2021.
The graph below presents the historical change in active and total connections for our ongoing operations, adjusting for the July 2015 condemnation of the assets and operations of Valencia Water Company ("Valencia") and the May 2016 sale of Willow Valley.

Total Active vs. Total Connections
55,000
54,000
53,000
52,000
51,000
50,000
49,000
48,000
47,000
46,000
45,000
44,000
43,000
42,000
41,000
40,000
39,000
38,000
37,000
36,000
35,000
34,000
33,000
32,000
31,000
30,000
29,000
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
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
We are required to file rate cases with the ACC to obtain approval for a change in rates. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. In normal conditions, it would not be uncommon to see us file for a rate increase every three years based on year one being the test year, year two being the rate case filing year, and year three being the rate case award year. However, based on our settlement with the ACC in 2014 and extended new rate phase-in period, we did not initiate the next rate case on this timeline. On August 28, 2020, 12 of our 18 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, as well as the consolidation of water and/or wastewater rates for certain of the utilities, using the year ending December 31, 2019 as the test year for the rate case. Refer to “—Rate Case Activity” and “—Corporate Transactions—ACC Rate Case” for additional information.
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

Additionally, to reduce our deferred tax liability of approximately $19.4 million resulting from the gain on the condemnation of the operations and assets of Valencia, we completed in 2020 the planned investments within our capital improvement plan that we determined would qualify under the Internal Revenue Code ("IRC") §1033 re-investment criteria pursuant to a favorable Private Letter Ruling with the Internal Revenue Service (the "IRS"). Refer to “—Corporate Transactions—Private Letter Ruling” for additional information.
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
On August 28, 2020, 12 of our 18 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, as well as the consolidation of water and/or wastewater rates for certain of the utilities, using the year ending December 31, 2019 as the test year for the rate case. Refer to “— Corporate Transactions — ACC Rate Case” for additional information.
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

Pursuant to Rate Decision No. 74364, we have agreed not to enter into any new ICFAs, and instead would utilize HUF tariffs, which have become an acceptable industry practice in Arizona. As part of the settlement, a HUF tariff was established for each utility. Existing ICFAs will remain in place, with 70% of future ICFA payments to be recorded as HUFs until the HUF liability is fully funded. The HUF liability is relieved as funds are expended to construct plant, at which time a corresponding amount is recorded to CIAC. The portion of ICFA proceeds not recorded as HUF will be recorded as revenue or deferred revenue, in accordance with our ICFA revenue recognition policy.

In addition to ICFAs, we have various line extension agreements with developers and builders, through which funds, water line extensions or wastewater line extensions are provided to us by the developers and are considered refundable advances for construction. These AIACs are subject to refund by us to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility services constructed under the agreement over a specified period. Upon the expiration of the agreements’ refunding period, the remaining balance of the AIAC becomes nonrefundable and at that time is considered CIAC. CIAC is amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, a utility plant funded by AIAC and CIAC is excluded from rate base. The taxability of AIAC and CIAC was changed with the enactment of the TCJA. Previously, the majority of AIAC and CIAC that we collected were not taxable; however, with the enactment of the TCJA, they are taxable going forward. On November 27, 2018, the ACC ruled that the utility may require that the contributor pay a gross-up to the utility consisting of 55% of the income tax expense with the utility covering the remaining 45% of the income tax expense. Effective January 1, 2021, CIAC and AIAC for regulated water and sewage disposal facility companies will be excluded from income under IRC Section 118. Due to the 2021 IRC Section 118 amendment, the Company refunded $1.4 million in developer taxes paid for contributions made after December 31, 2020. For more details regarding the ruling, refer to "—Corporate Transactions — ACC Tax Docket."
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

Private Letter Ruling
On June 2, 2016, we received a Private Letter Ruling from the IRS that, for purposes of deferring the approximately $19.4 million gain realized from the condemnation of the operations and assets of Valencia, determined that the assets converted upon the condemnation of such assets could be replaced through certain reclamation facility improvements contemplated by the Company under IRC §1033 as property similar or related in service or use.

Pursuant to IRC §1033, as of December 31, 2020 the Company fully deferred the remaining tax liability.
ACC Tax Docket

On December 20, 2017, the ACC opened a docket to address the utility ratemaking implications of the TCJA. The ACC subsequently approved an order in February 2018 requiring Arizona utilities to apply regulatory accounting treatment, which includes the use of regulatory assets and regulatory liabilities, to address all impacts from the enactment of the TCJA.

On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities due to lower corporate tax rates under the TCJA.  Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of our revenue requirement under Rate Decision No. 74364 enacted in February 2014. In 2021, the final year of the phase-in, the annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities were approximately $415,000, $669,000, $16,000, and $5,000, respectively. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the difference of the fully phased-in rates to be applied in 2021 versus the years leading up to 2021 (i.e., 2018 through 2020).

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

Effective January 1, 2021, contributions made in aid of construction and advances made in aid of construction for regulated water and sewage disposal facility companies will be excluded from income under IRC section 118.
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
ACC Rate Case

On August 28, 2020, 12 of our 18 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, which proposed a collective revenue requirement increase of $4.6 million (relative to expected revenues in 2021, which is the final year of the rate phase-in from the last rate case) based on a 2019 test year. On August 2, 2021, we filed rejoinder testimony with the ACC updating our collective revenue increase to approximately $3.0 million. An evidentiary hearing was conducted beginning August 9, 2021. Certain of our utilities, including Santa Cruz and Palo Verde, have also requested that the rate increases be phased in over three years, beginning January 1, 2022. A final decision is not expected until the second quarter of 2022; therefore, any phase-in will not begin as requested on January 1, 2022 and may be shorter or longer than three years, if a revenue increase is approved.

We also requested the consolidation of water and/or wastewater rates for our Red Rock, Santa Cruz, Palo Verde, Picacho Water, and Picacho Utilities located in Pinal County. Of our utilities filing a rate case, these utilities make up approximately 96% of the Company's active service connections; provide or will provide water, wastewater, and recycled water services; and are expected to create economies of scale that are beneficial to all customers if consolidated.

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

Revolving Credit Line

On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation, for a two-year revolving line of credit up to $10.0 million with an initial maturity date of April 30, 2022. This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, bears an interest rate equal to the London Interbank Offered Rate (LIBOR) plus 2.00% and has no unused line fee. This credit facility replaced the previous revolving line of credit with MidFirst Bank, which was terminated in April 2020. As of December 31, 2021, we had no outstanding borrowings under this credit line.
On April 30, 2021, the Company and The Northern Trust Company entered into an amendment to the loan agreement pursuant to which, among other things, the maturity date for the Company’s revolving line of credit was extended to April 30, 2024.

Recent Events
Acquisition of Rincon Water Company, Inc.

On January 20, 2022, the Company completed the acquisition of Rincon Water Company, Inc. ("Rincon"), an operator of a water utility with service area in Pima County, Arizona. The acquisition added an additional 73 connections and approximately 8.6 square miles of service area at the time of acquisition.

Acquisition of Twin Hawks Utility, Inc

On January 13, 2022, the Company completed the acquisition of Twin Hawks Water Utility, Inc. ("Twin Hawks"), an operator of a water utility with service area in Pinal County, Arizona. The acquisition added an additional 18 connections and approximately 0.5 square miles of service area at the time of acquisition.
Acquisition of Las Quintas Serenas Water Company
On November 3, 2021, the Company completed the acquisition of Las Quintas Serenas Water Company ("Las Quintas"), an operator of a water utility with service area in Pima County, Arizona. The acquisition added over 1,100 connections with approximately 2.5 square miles of service area.
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

Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020
Revenues	$41,914	$38,627
Operating expenses	34,935	31,292
Operating income	6,979	7,335
Total other expense	(2,220)	(5,459)
Income before income taxes	4,759	1,876
Income tax expense	(1,150)	(771)
Net income	$3,609	$1,105

Basic earnings per common share	$0.16	$0.05
Diluted earnings per common share	$0.16	$0.05

Revenues – The following table summarizes our revenues for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020
Water services	$18,944	$18,072
Wastewater and recycled water services	22,241	20,394
Unregulated revenues	729	161
Total revenues	$41,914	$38,627

Total revenues increased $3.3 million, or 8.5%, to $41.9 million for the year ended December 31, 2021 compared to $38.6 million for the year ended December 31, 2020. This increase was primarily driven by increased rates and organic growth in connection. Also, the increase was attributable to the recognition of $0.7 million of ICFA revenue related to funds received during 2021 for an area where the Company had completed all obligations under the ICFA related agreement, including water and wastewater services. Refer to Note 2 — "Regulatory Decision and Related Accounting and Policy Changes" for additional information about our ICFAs.

Water Services – Water services revenue increased $0.9 million, or 4.8%, to $18.9 million for the year ended December 31, 2021 compared to $18.1 million for the year ended December 31, 2020. The increase in water services revenue was primarily due to increased rates and organic growth.

Water services revenue based on consumption decreased $0.2 million, or 1.9%, to $8.6 million for the year ended December 31, 2021 compared to $8.8 million for the year ended December 31, 2020. The decrease was primarily driven by the decrease in consumption resulting from higher precipitation for the year ended December 31, 2021 compared to the year ended December 31, 2020, partially offset by an increase in residential, construction and commercial consumption due to new connections added during the year.
Active water connections increased 12.4% to 28,594 as of December 31, 2021 from 25,449 as of December 31, 2020, primarily due to growth in new connections.
Water consumption decreased 2.3% to 3.2 billion gallons for the year ended December 31, 2021, compared to 3.3 billion gallons for the year ended December 31, 2020. The decrease in consumption was primarily related to a decrease in consumption resulting from higher precipitation, partially offset by an increase in residential, construction and commercial consumption due to new connections added during the year.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.8 million, or 8.8%, to $9.9 million for the year ended December 31, 2021 compared to $9.1 million for the year ended December 31, 2020. The increase was primarily driven by an increase in active water connections, combined with an increase in rates related to Rate Decision No. 74364.

Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $1.8 million, or 9.1%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in wastewater and recycled water services revenue was primarily driven by a $1.9 million increase in wastewater services revenue. The increase in wastewater services revenue was attributable to the increase in rates related to Rate Decision No. 74364, as well as the increase in active wastewater connections, which increased 7.8% to 25,288 as of December 31, 2021 from 23,450 as of December 31, 2020.
Recycled water services revenue, which is based on the number of gallons delivered, decreased by less than $0.1 million or 3.8%, to $1.1 million for the year ended December 31, 2021 compared to $1.2 million for the year ended December 31, 2020. The decrease in recycled water services revenue was primarily driven higher precipitation partly offset by an increase in rates. The volume of recycled water delivered decreased 85 million gallons, or 11.1%, to 683 million gallons for the year ended December 31, 2021 compared to 768 million gallons for the year ended December 31, 2020. Recycled water rates increased 7.9% per Rate Decision No. 74364 compared to 2020.
Operating Expenses – The following table summarizes our operating expenses for the year ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020
Operations and maintenance	$10,299	$9,539
General and administrative	15,146	12,722
Depreciation	9,490	9,031
Total operating expenses	$34,935	$31,292
Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax, increased $0.8 million, or 8.0%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Total personnel expenses increased $0.5 million, or 16.2%, to $3.4 million for the year ended December 31, 2021 compared to $3.0 million for the year ended December 31, 2020. The increase in personnel expenses was primarily related to an increase in medical expenses, employee hiring costs and salary and wage increases.
Repairs and maintenance expense increased $0.1 million, or 37.3%, to $0.4 million for the year ended December 31, 2021 compared to $0.3 million for the year ended December 31, 2020. The increase was primarily due to increased plant equipment maintenance costs.
Property tax expense increased $0.1 million, or 4.3%, to $2.5 million for the year ended December 31, 2021 compared to $2.4 million for the year ended December 31, 2020. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues, which have been increasing.
General and Administrative – General and administrative costs include the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $2.4 million, or 19.1%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Personnel related costs increased $0.7 million, or 13.3%, to $5.9 million for the year ended December 31, 2021 compared to $5.2 million for the year ended December 31, 2020. The increase was primarily related to an increase in medical expenses, employee hiring costs and salary and wage increases for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Deferred compensation expense increased $0.5 million, or 26.9%, to $2.6 million for the year ended December 31, 2021 compared to $2.0 million for the year ended December 31, 2020. The increase was primarily due to the year over year change in our stock price, which increased $2.69 for the year ended December 31, 2021 compared to an increase of $1.26 for the year ended December 31, 2020. Refer to Note 14 — “Deferred Compensation Awards” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.
Depreciation and amortization - Depreciation and amortization expense increased $0.5 million, or 5.1%, to $9.5 million for the year ended December 31, 2021, from $9.0 million for the year ended December 31, 2020. The increase was primarily driven by increased depreciation due to the increase in fixed assets, offset by a reduction in amortization of intangible assets.

Other Expense – Other expense totaled $2.2 million for the year ended December 31, 2021 compared to $5.5 million for the year ended December 31, 2020. The improvement of $3.2 million in other expense was primarily attributable to the $1.5 million gain from the sale of a wireless communication tower and related easement rights, $1.2 million increase in Buckeye growth premiums, and a lower loss in 2021 compared to 2020 of $0.5 million on disposal of assets.
Income Tax Expense – Income tax expense of $1.2 million was recorded for the year ended December 31, 2021 compared to $0.8 million for the year ended December 31, 2020. The increase was primarily driven by an increase in pre-tax net income for the year ended December 31, 2021.
Net Income – Our net income totaled $3.6 million for the year ended December 31, 2021 compared to net income of $1.1 million for the year ended December 31, 2020. The $2.5 million increase was primarily attributable to organic growth, the $1.5 million gain on the sale of a wireless communications tower and related easement rights, $1.2 million increase in growth premiums, offset by a $0.5 million loss on disposal of assets for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Outstanding Share Data
As of March 10, 2022, there were 22,649,242 shares of our common stock outstanding and stock based awards to acquire an additional 520,481 shares of our common stock outstanding.
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
As of December 31, 2021, other than expenditures within the normal course of business, we have no notable near-term cash expenditures, other than the two principal payments for our Series B senior secured notes in the amount of $1.9 million due in each of June and December of 2022. While specific facts and circumstances could change, we believe that we have sufficient cash on hand, the ability to draw on our $10.0 million revolving credit line, and the ability to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan as well as remain in compliance with our debt covenants for at least the next twelve months. However, our near term cash flow may be impacted by the COVID-19 pandemic. Refer to “Risk Factors” included in Part I, Item 1A of this Form 10-K for additional risks we face due to the COVID-19 pandemic.
In March 2014, we initiated a dividend program to declare and pay a monthly dividend. On November 30, 2021, we announced a monthly dividend increase from $0.02434 per share ($0.29208 per share annually) to $0.02458 per share ($0.29496 per share annually). Although we expect monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of our board of directors and is subject to legal requirements and debt service ratio covenant requirements (refer to “—Senior Secured Notes" and "—Revolving Credit Line").

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
For the year ended December 31, 2021, our net cash provided by operating activities totaled $20.4 million compared to $14.6 million for the year ended December 31, 2020. The $5.8 million increase in cash from operating activities was primarily driven by the increase in net income of $2.5 million for the year ended December 31, 2021 over the year ended December 31, 2020 coupled with a $2.5 million increase in other non-current liabilities for the year ended December 31, 2021 over the year ended December 31, 2020.
Cash from Investing Activities
Our net cash used in investing activities totaled $20.3 million for the year ended December 31, 2021 compared to $9.4 million for the year ended December 31, 2020. The $10.9 million change in cash used in investing activities was driven by the increases in capital expenditures of $9.1 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in capital expenditures is tied to our capital expenditure program which is causing us to spend more on capex compared to the prior year.
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
Cash from Financing Activities

Our net cash used in financing activities totaled $7.9 million for the year ended December 31, 2021, a $15.0 million change as compared to the $7.1 million in cash provided by financing activities for the year ended December 31, 2020. This change was primarily driven by the $11.5 million in net proceeds received from our public offering of stock in January 2020, coupled with an increase of $0.5 million in AIAC cash payments received from developers for their portion of the taxes due for conveyances (refer to "—Corporate Transactions—ACC Tax Docket" for more information) for the year ended December 31, 2020. Cash used in financing activities was slightly higher due to an an increase in dividends paid of $0.1 million for the year ended December 31, 2021, compared to the year ended December 31, 2020
Senior Secured Notes
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
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of December 31, 2021, the Company was in compliance with its financial debt covenants.
Debt issuance costs as of both December 31, 2021 and 2020 were $0.5 million and $0.6 million, respectively.

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
Similar to the senior secured notes, the Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. Additionally, the Northern Trust Loan Agreement contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants were subject to various qualifications and limitations as set forth in the Northern Trust Loan Agreement. Pursuant to the Northern Trust Loan Agreement, the revolving credit facility is subject to certain customary events of default after which the revolving credit facility could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. Refer to Note 11 — "Debt" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information. As of December 31, 2021, the Company was in compliance with its financial debt covenants.
As of December 31, 2021, the Company had no outstanding borrowings under this credit line with The Northern Trust Company. The company incurred $95,000 and $73,000 in debt issuance costs relating to the Northern Trust Loan Agreement as of December 31, 2021 and December 31, 2020, respectively.
Contractual Obligations

In the course of normal business activities, the Company enters into a variety of contractual obligations and commitments. Some result in direct obligations on the Company's balance sheet while others are commitments, some firm and some based on uncertainties and undetermined execution times.
The following table summarizes our contractual cash obligations as of December 31, 2021 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	2 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt obligations	$113,084	$3,833	$7,667	$7,667	$93,917
Interest on long-term debt (1)	$46,371	5,078	9,629	8,927	22,737
Capital lease obligation	$341	142	165	34	—
Interest on capital lease	$22	12	10	—	—
Operating lease obligation	$1,432	268	570	428	166
Total (2)	$161,250	$9,333	$18,041	$17,056	$116,820
(1) Interest on the long-term debt is based on the fixed rates of the Company’s senior secured notes.
(2) In addition to these obligations, the Company pays annual refunds on AIAC over a specific period of time based on operating revenues generated from developer-installed infrastructure. The refund amounts are considered an investment in infrastructure and eligible for inclusion in future rate base. These refund amounts are not included in the above table because the refund amounts and timing are dependent upon several variables, including new customer connections, customer consumption levels, and future rate increases, which cannot be accurately estimated. Portions of these refund amounts are payable annually over the next two decades, and amounts not paid by the contract expiration dates become nonrefundable and are transferred to CIAC.

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
Accounting for Rate Regulation

Because the Company’s subsidiaries are regulated businesses, the Company is subject to the authoritative guidance for accounting for the effects of certain types of regulation. Application of this guidance requires accounting for certain transactions in accordance with regulations adopted by the ACC. Utility companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service.

When our regulated subsidiaries file rate cases, their capital assets, operating costs and other matters are subject to review, and disallowances may occur, and the Company may be required to write-off related regulatory assets that are not specifically recoverable and determine if other assets might be impaired. See Note 2 to our Financial Statements for more information regarding our rate proceedings. Management continually evaluates the anticipated recovery, settlement or refund of regulatory assets, liabilities, and revenues subject to refund and provides for allowances and/or reserves that it believes to be necessary. In the event that management’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset or liability will be adjusted to reflect the change in assessment or the impact of regulatory approval of rates.

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
Off Balance Sheet Arrangements
As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements.

Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Global Water Resources, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Global Water Resources, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impact of Rate Regulation on the Financial Statements — Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
The Company’s regulated utilities are subject to rate regulation by the Arizona Corporation Commission (the “ACC”), and are therefore subject to Accounting Standards Codification Topic 980, Regulated Operations (“ASC 980”). In accordance with ASC 980, rates charged to water and wastewater service customers in Arizona are intended to recover the costs of the provision of service plus a reasonable return in the same period. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; operating revenues; operation and maintenance expense; and depreciation expense.

The ACC establishes rates that are designed to permit the recovery of the cost of service and a return on investment. The Company’s rates are subject to regulatory rate-setting processes. Decisions made by the ACC in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the ACC will not approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments that underlie the Company’s regulatory account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, and (2) a refund to customers. Given that management’s accounting judgements are based on assumptions about the outcome of future regulatory decisions and interpretation of new or revised regulatory decisions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and pervasive impact on the financial statements.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the ACC included the following, among others:
•We read relevant regulatory orders and settlements issued by the ACC for the Company and other public utilities in Arizona, regulatory statutes, interpretations, procedural memorandums, filings made by interveners and utilities, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the ACC’s treatment of similar costs under similar circumstances.
•We obtained supporting documentation from management, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 10, 2022

We have served as the Company's auditor since 2003.

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
UTILITY PLAN:
Land	1,338	1,159
Depreciable property, plant and equipment	313,700	297,458
Other	697	699
Construction work-in-progress	53,511	40,877
Less accumulated depreciation	(113,380)	(101,302)
Net utility plan	255,866	238,891
CURRENT ASSETS:
Cash and cash equivalents	12,637	18,033
Accounts receivable — net	1,994	2,147
Customer payments in-transit	201	306
Unbilled revenue	2,510	2,304
Prepaid expenses and other current assets	1,645	665
Total current assets	18,987	23,455
OTHER ASSETS:
Goodwill	5,730	4,600
Intangible assets — net	10,339	11,185
Regulatory asset	2,336	2,036
Deposits	10	9
Restricted cash	806	3,272
Total other assets	19,221	21,102
TOTAL ASSETS	294,074	283,448
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	2,120	531
Accrued expenses	9,191	8,261
Deferred revenue	—	4
Customer and meter deposits	1,646	1,558
Long-term debt and capital leases — current portion	3,975	2,035
Total current liabilities	16,932	12,389
NONCURRENT LIABILITIES:
Long-term debt and capital leases	108,933	112,659
Deferred revenue - ICFA	19,035	17,843
Regulatory liability	7,421	7,986
Advances in aid of construction	84,578	76,384
Contributions in aid of construction — net	21,326	14,632
Deferred income tax liabilities, net	3,269	3,652
Acquisition liability	1,773	1,773
Other noncurrent liabilities	778	3,942
Total noncurrent liabilities	247,113	238,871
Total liabilities	264,045	251,260
Commitments and contingencies (Refer to Note 15)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 22,832,013 and 22,690,477 shares issued as of December 31, 2021 and December 31, 2020, respectively.	228	227
Treasury stock, 182,445 and 102,711 shares at December 31, 2021 and December 31, 2020, respectively.	(2)	(1)
Paid in capital	$29,803	$31,962
Retained earnings	—	—
Total shareholders' equity	30,029	32,188
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	294,074	283,448
See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
REVENUES:
Water services	$18,944	$18,072
Wastewater and recycled water services	22,241	20,394
Unregulated revenues	729	161
Total revenues	41,914	38,627

OPERATING EXPENSES:
Operations and maintenance	10,299	9,539
General and administrative	15,146	12,722
Depreciation and amortization	9,490	9,031
Total operating expenses	34,935	31,292
OPERATING INCOME	6,979	7,335

OTHER INCOME (EXPENSE):
Interest income	19	93
Interest expense	(5,201)	(5,377)
Other	2,962	(175)
Total other expense	(2,220)	(5,459)

INCOME BEFORE INCOME TAXES	4,759	1,876
INCOME TAX EXPENSE	(1,150)	(771)
NET INCOME	$3,609	$1,105

Basic earnings per common share	$0.16	$0.05
Diluted earnings per common share	$0.16	$0.05
Dividends declared per common share	$0.29	$0.29

Weighted average number of common shares used in the determination of:
Basic	22,619,469	22,518,636
Diluted	22,902,970	22,574,093

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2019	21,636,420	$216	(99,039)	$(1)	$24,457	$—	$24,672
Dividend declared $0.29 per share	—	—	—	—	(5,434)	(1,105)	(6,539)
Issuance of Common Stock	1,049,163	11	—	—	11,508	—	11,519
Treasury stock	—	—	(3,672)	—	(1)	—	(1)
Stock option exercise	4,894	—	—	—	—	—	—
Stock compensation	—	—	—	—	1,432	—	1,432
Net income	—	—	—	—	—	1,105	1,105
BALANCE - December 31, 2020	22,690,477	$227	(102,711)	$(1)	$31,962	$—	$32,188
Dividend declared $0.29 per share	—	—	—	—	(3,000)	(3,609)	(6,609)
Issuance of Common Stock	54,163	—	—	—	—	—	—
Treasury stock	—	—	(79,734)	(1)	3	—	2
Stock option exercise	87,373	1	—	—	—	—	1
Stock compensation	—	—	—	—	838	—	838
Net income	—	—	—	—	—	3,609	3,609
BALANCE - December 31, 2021	22,832,013	$228	(182,445)	$(2)	$29,803	$—	$30,029

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	3,609	$1,105
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	2,884	3,286
Depreciation and amortization	9,490	9,031
Amortization of deferred debt issuance costs and discounts	90	134
Other gains	18	552
Provision for doubtful accounts receivable	86	140
Deferred income tax expense	(307)	(1,275)
Accounts receivable	82	(641)
Other current assets	(1,076)	(121)
Accounts payable and other current liabilities	415	(176)
Other noncurrent assets	(300)	(321)
Other noncurrent liabilities	5,395	2,852
Net cash provided by operating activities	20,386	14,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,250)	(9,131)
Cash paid for acquisitions, net of cash acquired	(2,068)	(302)
Other cash flows from investing activities	(1)	(9)
Net cash used in investing activities	(20,319)	(9,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(6,609)	(6,539)
Advances in aid of construction	3,817	3,304
Refunds of advances for construction	(1,007)	(992)
Refunds of developer taxes	(1,364)	—
Proceeds from stock option exercise	4	—
Principal payments under capital lease	(147)	(109)
Loan repayments	(4)	(22)
Repayments of bond debt	(1,917)	—
Proceeds from sale of stock	—	11,738
Payments for taxes related to net shares settlement of equity awards	(656)	—
Debt issuance costs paid	(46)	(73)
Payments of offering costs for sale of stock	—	(221)
Net cash provided by (used in) financing activities	(7,929)	7,086
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(7,862)	12,210
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	21,305	9,095
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	13,443	21,305

See accompanying notes to the consolidated financial statements

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2021	2020
Cash and cash equivalents	$12,637	$18,033
Restricted Cash	806	3,272
Total cash, cash equivalents, and restricted cash	$13,443	$21,305

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
•Regional planning;
•Use of advanced technology and data;
•Employing respected subject matter experts and retaining thought and application leaders;
•Leading outreach and educational initiatives to ensure all stakeholders including customers, development partners, regulators, and utility staff are knowledgeable on the principles and practices of our Total Water Management approach; and
•Establishing partnerships with communities, developers, and industry stakeholders to gain support of our Total Water Management principles and practices.
GWRI currently owns and operates twenty-five water and wastewater systems in strategically targeted communities principally in metropolitan Phoenix. GWRI currently serves more than 74,048 people in approximately 27,630 homes within our 376 square miles of certificated service areas, which are serviced by twenty-two wholly-owned regulated operating subsidiaries as of December 31, 2021. Approximately 90.9% of the Company’s active service connections are customers of its Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”) utilities, which are located within a single service area. GWRI has grown significantly since its formation in 2003, with total revenues increasing from $4.9 million in 2004 to $41.9 million in 2021, and total service connections increasing from 8,113 as of December 31, 2004 to 54,182 as of December 31, 2021, with regionally planned service areas large enough to serve approximately two million service connections.
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
Corporate Transactions
Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.
On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company, Inc. ("Valencia") to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a

20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. The Company received growth premiums of $1.4 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively. The increase in growth premiums was driven by the receipt of a lump sum payment of $0.4 million from the City of Buckeye during the twelve months ended December 31, 2021, due to an internal audit of premiums that resulted in findings of past growth premiums that had not been remitted to the Company. The increase was due to increased meter connections in the area over the prior year period.
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
Arizona Corporation Commission (the “ACC”) Tax Docket
The Company had a regulatory asset of $2.3 million and $2.0 million at December 31, 2021 and December 31, 2020, respectively, and regulatory liabilities of $0.8 million and $0.7 million at December 31, 2021 and 2020, respectively, related to the Federal Tax Cuts and Jobs Act (the "TCJA") signed into law on December 22, 2017. Under ASC 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred income taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers.
On December 20, 2017, the ACC opened a docket to address the utility ratemaking implications of the TCJA. The ACC subsequently approved an order in February 2018 requiring Arizona utilities to apply regulatory accounting treatment, which includes the use of regulatory assets and regulatory liabilities, to address all impacts from the enactment of the TCJA.
On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities due to the lower corporate tax rates under the TCJA.  Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of our revenue requirement under Rate Decision No. 74364 enacted in February 2014.  In 2020, the aggregate annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities was approximately $1.0 million. In 2021, the final year of the phase-in, the aggregate annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities were approximately $415,000, $669,000, $16,000, and $5,000, respectively. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the difference of the fully phased-in rates to be applied in 2021 versus the years leading up to 2021 (i.e., 2018 through 2020).

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

Effective January 1, 2021, CIAC and AIAC for regulated water and sewage disposal facility companies will be excluded from income under IRC Section 118.

ACC Rate Case

On August 28, 2020, 12 of our 18 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, which proposed a collective revenue requirement increase of $4.6 million (relative to expected revenues in 2021, which is the final year of the rate phase-in from the last rate case) based on a 2019 test year. On August 2, 2021, we filed rejoinder testimony with the ACC updating our collective revenue increase to approximately $3.0 million. An evidentiary hearing was conducted beginning August 9, 2021. Certain of our utilities, including Santa Cruz and Palo Verde, have also requested that the rate increases be phased in over three years, beginning January 1, 2022. A final decision is not expected until the second quarter of 2022; therefore, any phase-in will not begin as requested on January 1, 2022 and may be shorter or longer than three years, if a revenue increase is approved.

We also requested the consolidation of water and/or wastewater rates for our Red Rock, Santa Cruz, Palo Verde, Picacho Water, and Picacho Utilities located in Pinal County. Of our utilities filing a rate case, these utilities make up approximately 96% of the Company's active service connections; provide or will provide water, wastewater, and recycled water services; and are expected to create economies of scale that are beneficial to all customers if consolidated.

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
Acquisition of Las Quintas Serenas Water Company, Inc.
On November 3, 2021, the Company completed the acquisition of Las Quintas Serenas Water Company, Inc. ("Las Quintas"), an operator of a water utility with service area in Pima County, Arizona. The acquisition added over 1,100 connections with approximately 2.5 square miles of service area.
Significant Accounting Policies
Regulation
Our regulated utilities and certain other balances are subject to regulation by the ACC and are therefore subject to Accounting Standards Codification Topic 980, Regulated Operations (“ASC 980”) (See Note 2 – “Regulatory Decision and Related Accounting and Policy Changes”).
Property, Plant, and Equipment
Property, plant, and equipment is stated at cost less accumulated depreciation provided on a straight-line basis (See Note 5 – “Property, Plant, and Equipment”).
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
Water connection fees are the fees associated with the application process to set up a customer to receive utility service on an existing water meter. These fees are approved by the ACC through the regulatory process and are set based on the costs incurred to establish services including the application process, billing setup, initial meter reading, and service transfer. Because the amounts charged for water connection fees are set by our regulator and not negotiated in conjunction with the pricing of ongoing water service, the connection fees represent the culmination of a separate earnings process and are recognized when the service is provided. For the years ended December 31, 2021 and 2020, the Company recognized $0.3 million and $0.2 million in connection fees, respectively.
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
Revenue Recognition—Unregulated Revenues
Unregulated revenues represent those revenues that are not subject to the ratemaking process of the ACC. Unregulated revenues are limited to rental revenue and revenues resulting from certain infrastructure coordination and financing agreement arrangements ("ICFAs").
Allowance for Doubtful Accounts
Provisions are made for doubtful accounts due to the inherent uncertainty around the collectability of accounts receivable. The allowance for doubtful accounts is recorded as bad debt expense, and is classified as general and administrative expense. The allowance for doubtful accounts is determined considering the age of the receivable balance, type of customer (e.g., residential or commercial), payment history, as well as specific identification of any known or expected collectability issues (see Note 6 – “Accounts Receivable”).
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
Restricted Cash
Restricted cash represents cash deposited relating to HUF tariffs, asset retirement obligations, and pending legal matters. The following table summarizes the restricted cash balance as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
HUF funds	$16	$2,482
Certificate of deposits	$790	790
	$806	$3,272
Customer Payments In-Transit
Customer payments in-transit represent funds received by our third-party payment processor related to customer payments, a majority of which were paid for with debit cards, credit cards, and checks, to which the Company does not have immediate access but settles within a few days of the payment transaction.
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s valuation allowance totaled zero as of December 31, 2021 and 2020 (see Note 12 – “Income Taxes”).
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
As of December 31, 2021, the Company had 520,481 options outstanding to acquire an equivalent number of shares of GWRI common stock. The 320,321 options outstanding from the 2017 option grant equated to 164,444 common share equivalents, which were included within the calculation of diluted earnings per share for the year ended December 31, 2021. The remaining 200,160 options outstanding from the 2019 option grant, which equated to 60,789 common share equivalents, were also included within the calculation of diluted earnings per share for the year ended December 31, 2021. As of December 31, 2021, the 74,164 restricted stock awards outstanding from the 2020 grant equated to 55,450 common share equivalents, which were included within the calculation of diluted earnings per share for the year ended December 31, 2021. As of December 31, 2021, there were 151,500 restricted stock awards outstanding from the 2021 grant, which equated to 2,819 common share equivalents, which were included within the calculation of diluted earnings per share for the year ended December 31, 2021.
As of December 31, 2020, the Company had 625,913 options outstanding to acquire an equivalent number of shares of GWRI common stock. The 382,771 options outstanding from the 2017 option grant equated to 48,094 common share equivalents, which were included within the calculation of diluted earnings per share for the year ended December 31, 2020. The remaining 243,142 options outstanding from the 2019 option grant were not included within the calculation of diluted earnings per share as to do so would be antidilutive. As of December 31, 2020, the 128,327 restricted stock awards outstanding from the 2020 grant equated to 7,363 common share equivalents, which were included within the calculation of diluted earnings per share for the year ended December 31, 2020.

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
Debt Issuance Costs
In connection with the issuance of some of our long-term debt, we have incurred legal and other costs that we believe are directly attributable to realizing the proceeds of the debt issued. These costs are netted against long-term debt and amortized as interest expense using the effective interest method over the term of the respective debt. Amortization of debt issuance costs and discounts totaled $0.1 million for both years ended December 31, 2021 and 2020.
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
Advances and Contributions in Aid of Construction
The Company has various agreements with developers and builders, whereby funds, water line extensions, or wastewater line extensions are provided to us by the developers and are considered refundable advances for construction. These AIAC are non-interest-bearing and are subject to refund to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility services constructed under the agreement over a specified period. Upon the expiration of the agreements’ refunding period, the remaining balance of the advance becomes nonrefundable and at that time is considered CIAC. CIAC are amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, utility plant funded by AIAC or CIAC are excluded from rate base. There was no AIAC balance transferred to CIAC for the year ended December 31, 2021 compared to $0.1 million for the year ended December 31, 2020.
Fair Value of Financial Instruments
The carrying values of cash equivalents, trade receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. See Note 11 – “Debt” for information as to the fair value of our long-term debt. Our refundable AIAC have a carrying value of $84.6 million and $76.4 million as of December 31, 2021 and 2020, respectively. Portions of these non-interest-bearing instruments are payable annually through 2032 and amounts not paid by the contract expiration dates become nonrefundable. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases. However, the fair value of these amounts would be less than their carrying value due to the non-interest-bearing feature.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”, or "ASC 842"). ASC 842 requires lessees to record a right-of-use asset and corresponding lease obligation for lease arrangements with a term of greater than twelve months and requires additional disclosures about leasing arrangements. The Company implemented Topic 842 on January 1, 2021. The implementation did not result in material changes to our consolidated financial statements. Refer to Note 4 — "Leases" for additional information.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 eliminates Step 2 from the impairment test which requires entities to determine the implied fair value of goodwill to measure if any impairment expense is necessary. Instead, entities will record impairment expenses based on the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company implemented ASU 2017-04 on January 1, 2021. The implementation did not result in material changes to our consolidated financial statements.
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
Whereas this phase-in of additional revenues was determined using a 2011 test year, to the extent that the number of active service connections continues to increase from 2011 levels, the additional revenues may be greater than the amounts set forth above. On the other hand, if active connections decrease or we experience declining usage per customer, we may not realize all of the anticipated revenues.
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

On August 28, 2020, 12 of our 18 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, as well as the consolidation of water and/or wastewater rates for certain of the utilities using the twelve months ending December 31, 2019 as the test year for the rate case. Refer to Note 1 — “Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions — ACC Rate Case” for additional information.
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
As of December 31, 2021 and 2020, ICFA deferred revenue recorded on the consolidated balance sheet totaled $19.0 million and $17.8 million, respectively, which represents deferred revenue recorded for ICFA funds received on contracts. The Company recorded $0.7 million in ICFA fees in the current year under unregulated revenues.
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
As of December 31, 2021, regulatory liability recorded on the consolidated balance sheet totaled $7.4 million, of which $5.9 million relates to the offset of intangible assets related to ICFA contracts obtained in connection with our Santa Cruz, Palo Verde, and Sonoran acquisitions, and the remaining $1.5 million relates to the TCJA rate reduction mandated by the ACC pursuant to Rate Decision No. 76901.
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

The Company has elected to present sales taxes on a net basis and such, sales taxes are included in Accounts Payable and Accrued Liabilities until remitted to the taxing authorities.
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
Disaggregated Revenues
For the years ended December 31, 2021 and 2020, disaggregated revenues from contracts with customers by major source and customer class are as follows (in thousands):

	Year Ended December 31,
	2021	2020
REGULATED REVENUE
Water Services
Residential	$13,697	$12,818
Irrigation	2,917	3,309
Commercial	868	836
Construction	691	540
Other water revenues	771	569
Total water revenues	18,944	18,072
Wastewater and recycled water services
Residential	19,743	18,056
Commercial	1,020	933
Recycled water revenues	1,132	1,181
Other wastewater revenues	346	224
Total wastewater and recycled water revenues	22,241	20,394
TOTAL REGULATED REVENUE	41,185	38,466
UNREGULATED REVENUE
ICFA revenues	683	—
Other Miscellaneous revenues	—	1
Rental revenues	46	160
TOTAL UNREGULATED REVENUE	729	161
TOTAL REVENUE	$41,914	$38,627

Contract Balances
Our contract assets and liabilities consist of the following (in thousands):

	December 31, 2021	December 31, 2020
CONTRACT ASSETS
Accounts receivable
Water services	$1,139	$1,203
Wastewater and recycled water services	988	1,149
Total contract assets(1)	$2,126	$2,352
CONTRACT LIABILITIES
Deferred revenue - ICFA	$19,035	$17,843
Refund liability - regulated(2)	762	733
Deferred revenue - other	—	4
Total contract liabilities	$19,797	$18,580
(1) The decrease in accounts receivable was primarily due to the reimplementation of disconnection notices and disconnections during 2021, which had previously been temporarily suspended due to the COVID-19 pandemic in 2020, coupled with timely collection in billings.
(2) The increase in refund liability is due to the phase-in approach approved in Rate Decision No. 76901. Refer to Note 1—"Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions — ACC Tax Docket" for further details.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $19.0 million at December 31, 2021 and approximately $17.8 million at December 31, 2020. Deferred revenue - ICFA is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. Due to the uncertainty of future events, the Company is unable to estimate when to expect recognition of deferred revenue - ICFA. Deferred revenue - other is recognized as revenue once the obligations specified within the rental contract are met. The Company has recognized the full amount of deferred revenue - other as of December 31, 2021.

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
The adoption of ASC 842 resulted in the initial recognition of ROU assets of $189,000 and related lease liabilities of $210,000. As of December 31, 2021, ROU assets and liabilities totaled $81,288 and $102,143, respectively, which primarily relates to office rent.
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at December 31, 2021 and 2020 consist of the following (in thousands):

	Year Ended December 31,
	2021	2020
Plant, equipment, and water and sewer lines	311,041	294,459
Computers, office equipment and software	2,659	2,999
Total property, plant and equipment	$313,700	$297,458

Depreciation of property, plant and equipment is computed based on the estimated useful lives as follows:

Useful Lives
Plant, equipment, and water and sewer lines	5 to 50 years
Computers, office equipment and software	3 to 15 years

6. ACCOUNTS RECEIVABLE
Accounts receivable as of December 31, 2021 and 2020 consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Billed receivables	$2,126	$2,352
Less allowance for doubtful accounts	$(132)	(205)
Accounts receivable – net	$1,994	$2,147

The following table summarizes the allowance for doubtful accounts activity as of and for the years ended December 31, 2021 and 2020 (in thousands).

	Balance at Beginning of Period	Additions Charged to Expense	Charged to Other Accounts	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2021	$(205)	$(27)	$(10)	$110	$(132)
Year Ended December 31, 2020	$(87)	$(169)	$(7)	$58	$(205)
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of December 31, 2021, the goodwill balance of $5.7 million is related to the Turner, Red Rock, Mirabell, Francesca, Tortolita, Lyn Lee, and Las Quintas acquisitions. There were no indicators of impairment identified as a result of the Company's review of events and circumstances related to its goodwill subsequent to the acquisitions. Based on our annual impairment testing performed on November 1st, no impairment was recorded.
Intangible Assets
As of December 31, 2021 and 2020 intangible assets consisted of the following (in thousands):

	December 31, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	1,532		$1,532	$1,532		$1,532
Intangible trademark	13		13	13		13
Franchise contract rights	130		130	129		129
Organizational costs	68		68	67		67
	1,743		1,743	1,741		1,741
DEFINITE LIVED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(14,565)	3,413	17,978	(13,718)	4,260
Sonoran contract rights	7,407	(2,224)	5,183	7,406	(2,222)	5,184
	25,385	(16,789)	8,596	25,384	(15,940)	9,444
Total intangible assets	$27,128	$(16,789)	$10,339	$27,125	$(15,940)	$11,185
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

Acquired ICFAs and contract rights related to our 2005 acquisition of Sonoran Utility Services, LLC assets are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. Amortization in the amount of $0.8 million and $1.4 million was recorded for these balances for the years ended December 31, 2021 and 2020, respectively.

8. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a significant shareholder and director of the Company. Medical claims paid to the plan were approximately $1.8 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively.
9. ACCRUED EXPENSES
Accrued expenses at December 31, 2021 and 2020 consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Deferred compensation	$1,211	$1,399
Property taxes	1,238	1,191
Interest	492	472
Dividend payable	547	550
Asset retirement obligation	697	697
Accrued bonus	478	569
Customer prepayments	438	356
Other accrued liabilities	4,090	3,027
Total accrued expenses	$9,191	$8,261

10. FAIR VALUE
Fair Value of Financial Instruments
FASB ASC 820, Fair Value Measurement, establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company's assumptions (unobservable inputs). The hierarchy consists of three levels, as follows:
•Level 1 - Quoted market prices in active markets for identical assets or liabilities.
•Level 2 - Inputs other than Level 1 that are either directly or indirectly observable.
•Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that the Company believes market participants would use.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
HUF Funds - restricted cash(1)	$16	$—	$—	$16	$—	$2,482	$—	$2,482
Demand Deposit(2)	135	—	—	135	2,135	—	—	2,135
Certificate of Deposit - Restricted(1)	—	790	—	790	—	790	—	790
Long-term debt(3)	—	125,650	—	125,650	—	127,724	—	127,724
Acquisition Liability(4)	—	—	838	838	—	—	838	838
Total	$151	$126,440	$838	$127,429	$2,135	$130,996	$838	$133,969

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
11. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31, 2021		December 31, 2020
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.38% Series A 2016, maturing June 2028	—	28,750	$—	$28,750
4.58% Series B 2016, maturing June 2036	3,833	80,500	1,917	84,333
4.65% Harquahala Loan, maturing January 2021 (1)	—	—	3	—
	3,833	109,250	1,920	113,083
OTHER
Capital lease obligations	142	199	115	136
Debt issuance costs	—	(516)	—	(560)
Total debt	$3,975	$108,933	$2,035	$112,659

(1) Represents a loan that was payable to Harquahala Valley Community Benefits Foundation, which was assumed in connection with the Company's acquisition of Eagletail Water Company in May 2017. The loan was paid off in January 2021.

2016 Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter beginning December 2021. The proceeds of the senior secured notes were primarily used to refinance the previously outstanding long-term tax exempt bonds, which were subject to an early redemption option at 103%, plus accrued interest, as a result of the Company's initial public offering in the United States. As part of the refinancing of the long-term debt, the Company paid a prepayment penalty of $3.2 million and wrote off the remaining $2.2 million in capitalized loan fees related to the tax exempt bonds, which were recorded as additional interest expense in the second quarter of 2016. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. Debt issuance costs as of December 31, 2021 and 2020 were $0.5 million and $0.6 million, respectively.
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of December 31, 2021, the Company was in compliance with its financial debt covenants.
Revolving Credit Line
On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation (the “Northern Trust Loan Agreement”), for a two-year revolving line of credit up to $10.0 million with a maturity date of April 30, 2022. This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, bears an interest rate equal to LIBOR plus 2.00% and has no unused line fee. This credit facility replaced the previous revolving line of credit with MidFirst Bank, which was terminated in April 2020. On April 30, 2021, the Company and The Northern Trust Company entered into an amendment to the Northern Trust Loan Agreement which pursuant to, among other things, the maturity date for the Company's revolving credit line was extended from April 30, 2022 to April 30, 2024. As of December 31, 2021, the Company had no outstanding borrowings under this credit line. There were $17,191 and $46,000 unamortized debt issuance costs as of December 31, 2021 and December 31, 2020, respectively.
The Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of December 31, 2021, the Company was in compliance with its financial debt covenants.
At December 31, 2021, the remaining aggregate annual maturities of debt and minimum lease payments under capital lease obligations are as follows (in thousands):

	Debt	Capital Lease Obligations
2022	$3,833	$142
2023	3,833	106
2024	3,833	59
2025	3,833	34
2026	3,833	—
Thereafter	93,918	—
Subtotal	113,083	341
Less: amount representing interest	—	(21)
Total	$113,083	$320

12.    INCOME TAXES
The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2021 and December 31, 2020, the Company did not have any valuation allowances or unrecognized tax benefits.
The income tax expense from continuing operations for the years ended December 31, 2021 and 2020 is comprised of the following (in thousands):

	2021
	Federal	State	Total
Current income tax expense	$1,142	$257	$1,399
Deferred income tax expense (benefit)	$(215)	$(34)	$(249)
Income tax expense	$927	$223	$1,150

	2020
	Federal	State	Total
Current income tax expense	$1,710	$270	$1,980
Deferred income tax expense (benefit)	(1,086)	(123)	$(1,209)
Income tax expense	$624	$147	$771

ASC 740, Income Taxes, prescribes the method to determine whether a deferred tax asset is realizable and significant weight is given to evidence that it can be objectively verified. As of December 31, 2021 and 2020, the Company recorded no valuation allowance.
The following table summarizes the Company’s temporary differences between book and tax accounting that give rise to the deferred tax assets and deferred tax liabilities, as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
DEFERRED TAX ASSETS:
Taxable meter deposits	19	$22
Balterra intangible asset acquisition	224	224
Deferred gain on ICFA funds received	4,734	4,438
AIAC	3,899	3,706
Other	1,231	1,311
Total deferred tax assets	10,107	9,701
Net deferred tax asset	10,107	9,701
DEFERRED TAX LIABILITIES:
Regulatory liability	(257)	(272)
CP Water intangible asset acquisition	(381)	(381)
ICFA intangible asset	(641)	(705)
Property, plant and equipment	(10,962)	(11,127)
Gain on condemnation of Valencia	(222)	8
Other Liabilities	(913)	(877)
Total deferred tax liabilities	(13,376)	(13,354)
Net deferred tax liability	$(3,269)	$(3,653)
As of December 31, 2021, we have approximately no remaining net operating loss (“NOL”) carry forwards.
The effective tax rates for the years ended December 31, 2021 and 2020 were 24.2% and 41.1%, respectively. The effective tax rate for the year ended December 31, 2021 was greater than the federal statutory rate of 21% primarily due to the impact of the regulatory liability recorded as a result of Rate Decision No. 76901, state income taxes, share based compensation, and IRC Section 4534 interest.
13. DEFERRED COMPENSATION AWARDS
Stock option awards
Stock option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.
2017 stock option grant
In August 2017, GWRI's Board of Directors granted stock options to acquire 465,000 shares of GWRI's common stock to employees throughout the Company. The options were granted with an exercise price of $9.40, the market price of the Company's common shares on the NASDAQ Global Market at the close of business on August 10, 2017. The options vested over a four-year period, with 25% having vested in August 2018, 25% having vested in August 2019, 25% having vested in August 2020, and 25% vesting in August 2021. The options have a 10-year life. The Company expensed the $1.1 million fair value of the stock option grant ratably over the four-year vesting period. Stock-based compensation expense of $0.2 million and $0.3 million was recorded for years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, 44,370 options have been exercised and 100,309 options have been forfeited with 320,321 outstanding.
2019 stock option grant
In August 2019, GWRI's Board of directors granted stock options to acquire 250,000 shares of GWRI's common stock to employees throughout the Company. The options were granted with an exercise price of $11.26, the market price of the Company's common shares on the NASDAQ Global Market at the close of business on August 13, 2019. The options vest over a four-year period, with 25% having vested in August 2020, 25% vesting in August 2021, 25% vesting in August 2022, and 25% vesting in August 2023. The options have a 10-year life. The Company will expense the $0.8 million fair value of the stock option grant ratably over the four-year vesting period. Stock-based compensation expense of $0.2 million was recorded for both years ended December 31, 2021 and 2020. As of December 31, 2021, 11,001 options have been exercised and 38,839 options have been forfeited with 200,160 outstanding.

A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at December 31, 2019	633	$10.12	8.4	$1,915.1
Options Vested at December 31, 2019	193	$9.40	9.6	$725.4
Granted	—
Exercised	(5)	$9.83
Forfeited	(2)	$10.85
Cancelled	—
Options Outstanding at December 31, 2020	626	$10.12	7.3	$2,683.6
Options Vested at December 31, 2020	348	$9.72	7.0	$1,629.7
Granted	—
Exercised	(87)	$9.95
Forfeited	(18)	$11.17
Cancelled	—
Options Outstanding at December 31, 2021	520	$10.12	6.6	$3,635.4
Options Vested at December 31, 2021	420	$9.84	6.2	$3,050.9
Phantom stock/Restricted stock units compensation
The following table details total awards granted and the number of units outstanding as of December 31, 2021 along with the amounts paid to holders of the phantom stock units ("PSUs") and/or restricted stock units ("RSUs") for the years ended December 31, 2021 and 2020 (in thousands, except unit amounts):

			Amounts Paid For the Year Ended December 31,
Grant Date	Units Granted	Units Outstanding	2021	2020
Q1 2017	22,712	—	$—	$24
Q1 2018	30,907	—	39	113
Q1 2019	32,190	2,683	180	118
Q1 2020	22,481	9,122	125	58
Q1 2021(1)	27,403	20,080	118	—
Total	135,693	31,885	$462	$313

(1)Pursuant to the Global Water Resources, Inc. 2020 Omnibus Incentive Plan, effective May 7, 2020, long-term incentive awards are no longer granted in the form of PSUs and are granted as RSUs instead.

Stock appreciation rights compensation
The following table details the recipients of the stock appreciation rights ("SARs") awards, the grant date, units granted, exercise price, outstanding units as of December 31, 2021 and amounts paid during the years ended December 31, 2021 and 2020 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Year Ended December 31,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2021	2020
Members of Management (1)(3)	Q1 2015	299,000	$4.26	70,500	$269	$208
Key Executives (2)(4)	Q2 2015	300,000	$5.13	—	—	623
Members of Management (1)(5)	Q3 2017	103,000	$9.40	17,000	321	37
Members of Management (1)(6)	Q1 2018	33,000	$8.99	8,250	189	—
Total		735,000		95,750	$779	$868

(1)The SARs vest ratably over 16 quarters from the grant date.
(2)The SARs vest over 16 quarters, vesting 20% per year for the first three years, with the remainder, 40%, vesting in year four.
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
For the twelve months ended December 31, 2021 and 2020, the Company recorded approximately $1.1 million and $1.6 million of compensation expense related to the PSUs/RSUs and SARs, respectively. Based on GWRI’s closing share price on December 31, 2021 (the last trading date of the year), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
2022	274	17
2023	151	—
2024	—	—
Total	425	17

Restricted stock compensation

The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. On May 7, 2020, the Company's stockholders approved the Global Water Resources, Inc. 2020 Omnibus Incentive Plan which allows restricted stock awards as a form of compensation. A restricted stock award ("RSA") represents the right to receive a share of the Company's common stock. RSAs vest over two to three years, beginning on the date of the grant.During the year ended December 31, 2021, 172,650 RSAs were issued. The Company recorded approximately $1.2 million of compensation expense related to the grant and partial vesting of RSAs for the year ended December 31, 2021. During the year ended December 31, 2020, 177,490 RSAs were issued. The Company recorded approximately $1.0 million for the year ended December 31, 2020. The following table summarizes the RSA transactions for the year ended December 31, 2021:

	Number of RSAs	Weighted Average Fair Value
Nonvested RSAs at the beginning of period	128,327	$11.22
Granted	172,650	16.70
Vested	54,163	11.28
Forfeited	21,150	—
Nonvested RSAs at the end of period	225,664	$14.88

14. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020
Supplemental cash flow information:
Cash paid for interest	$5,226	$5,224
Cash paid for taxes	$1,613	$240
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$—	$586

15. COMMITMENTS AND CONTINGENCIES
Commitments
In January 2019, the Company's corporate office lease agreement was amended to extend the term of the lease, with a commencement date of March 1, 2019 and termination date of May 31, 2022. As such, the Company's monthly rent expense increased to approximately $16,000. Rent expense arising from the operating leases totaled approximately $197,000 and $177,000 for the year ended December 31, 2021 and 2020, respectively.
We entered into a new corporate office lease agreement with a commencement date of May 1, 2022. The new monthly rent expense will increase to $23,750 for each full calendar month commencing on May 1, 2022 through April 30, 2025 and $41,572 for each calendar month commencing on May 1, 2025 through April 30, 2027. On March 1, 2022 we amended the terms of the lease to incorporate construction of tenant improvements. Should we incur additional costs in excess of the landlord improvement allowance, we will have the option of paying the expenses at time of possession or amortized over the lease term as additional rent at three percent cost of funds.
Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect our financial position, results of operations, or cash flows.
16. SUBSEQUENT EVENT

Acquisition of Twin Hawks Utility, Inc.

On January 13, 2022, the Company completed the acquisition of Twin Hawks Utility, Inc., an operator of a water utility with service area in Pinal County, Arizona. The acquisition added an additional 18 connections and approximately 0.5 square miles of service area at the time of acquisition.

Acquisition of Rincon Water Company

On January 20, 2022, the Company completed the acquisition of Rincon Water Company, Inc., an operator of a water utility with service area in Pima County, Arizona. The acquisition added an additional 73 connections and approximately 8.6 square miles of service area at the time of acquisition.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Form 10-K does not include an attestation report of our registered public accounting firm because, as a smaller reporting company and non-accelerated filer, our registered public accounting firm is not required to issue such an attestation report.
Changes in Internal Control over Financial Reporting
In August 2021 we converted our accounting platform which allowed us to implement more robust automated controls with regards to financial reporting. There was no material change in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the following captions in our definitive proxy statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 (the "Proxy Statement") and is incorporated herein by reference: “Proposal One: Election of Directors”, “Executive Officers”, “Other Matters—Delinquent Section 16(a) Reports”, “Other Matters—Code of Ethical Business Conduct”, and “Corporate Governance—Board and Committee Information”.
ITEM 11.     EXECUTIVE COMPENSATION
We are a smaller reporting company as defined in the Exchange Act and are not required to provide certain disclosures regarding executive compensation required of certain larger public companies.
The information required by this Item 11 will be included under the following captions in our Proxy Statement and is incorporated herein by reference: “Corporate Governance—Compensation of Directors” and “Executive Compensation”.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included under the following captions in our Proxy Statement and is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included under the following captions in our Proxy Statement and is incorporated herein by reference: “Corporate Governance—Independence of Directors” and “Certain Relationships and Related Transactions”.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included under the following caption in our Proxy Statement and is incorporated herein by reference: “Audit Matters—Independent Auditor’s Fees”.
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
(b) Exhibit
See Exhibit Index.

ITEM 16.     FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing

2.1.1	Arrangement Agreement	Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

2.1.2	Plan of Arrangement	Incorporated by reference to Exhibit 2.1.2 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on April 13, 2016

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on April 26, 2016

4.2	Form of 4.38% Senior Secured Notes, Series A due on June 15, 2028	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

4.3	Form of 4.58% Senior Secured Notes, Series B due on December 15, 2036	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

4.4	Description of Company's securities	Incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.1	Settlement Agreement for Stipulated Condemnation with the City of Buckeye, Arizona, dated March 19, 2015	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.2	License Agreement with City of Maricopa, Arizona, dated November 9, 2006	Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.3	Employment Agreement with Ron Fleming, dated May 4, 2021*	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021

10.4	Employment Agreement with Michael J. Liebman, dated May 4, 2021*	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021

10.5	Employment Agreement with Christopher D. Krygier, dated May 4, 2021*	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021

10.6	Infrastructure Coordination Agreement with Pecan Valley Investments, LLC, dated January 28, 2004	Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.7	Infrastructure Coordination Agreement with JNAN, LLC, dated July 1, 2004	Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.8	Infrastructure Coordination and Finance Agreement with Dana B. Byron and Jamie Maccallum, dated July 21, 2006	Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.9	Infrastructure Coordination and Finance Agreement with The Orchard at Picacho, LLC, dated January 8, 2008	Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.10	Infrastructure Coordination, Finance and Option Agreement with Sierra Negra Ranch, LLC, dated July 10, 2006	Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.11	Infrastructure Coordination and Finance Agreement, dated December 20, 2007	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.12.1	GWR Global Water Resources Corp. Stock Option Plan*	Incorporated by reference to Exhibit 10.17.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.12.2	First Amendment to GWR Global Water Resources Corp. Stock Option Plan, dated September 12, 2012*	Incorporated by reference to Exhibit 10.17.2 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

Exhibit Number	Description of Exhibit	Method of Filing

10.12.3	Second Amendment to GWR Global Water Resources Corp. Stock Option Plan*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.12.4	Third Amended to Global Water Resources, Inc. Stock Option Plan*	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2018

10.13.1	Employment Agreement with Joanne Ellsworth, dated November 9, 2021*	Filed herewith

10.13.1	Global Water Resources, Inc. First Amended and Restated Stock Appreciation Rights Plan, dated March 23, 2015*	Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.13.2	Amendment to Global Water Resources, Inc. First Amended and Restated Stock Appreciation Rights Plan*	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.14.1	Global Water Resources, Inc. Deferred Phantom Stock Unit Plan, dated January 1, 2011*	Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.14.2	Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.14.3	Second Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on August 8, 2017

10.14.4	Third Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on December 6, 2017

10.14.5	Fourth Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on March 13, 2018

10.15.1	Global Water Resources, Inc. Phantom Stock Unit Plan, dated May 1, 2015*	Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.15.2	Amendment to Global Water Resources, Inc. Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.16.1	GWR Global Water Resources Corp. Deferred Phantom Stock Unit Plan, dated January 1, 2011*	Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.16.2	Amendment to GWR Global Water Resources Corp. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.17	Securities Purchase Agreement, dated June 5, 2013	Incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on March 17, 2016

10.18	Amended and Restated Agreement, dated September 10, 2019, by and among certain wholly-owned subsidiaries of Global Water Resources, Inc. and Global Water Management, LLC	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on September 12, 2019

10.19.1	Note Purchase Agreement, dated as of May 20, 2016, by and among Global Water Resources, Inc. and certain Initial Purchasers	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2016

10.19.2	Amendment No. 1 to Note Purchase Agreement, dated December 19, 2017, by and among Global Water Resources, Inc. and the noteholders party thereto	Incorporated by reference to Exhibit 10.1 of the Company's Current Report Form 8-K filed with the SEC on December 22, 2017

10.19.3
Amendment No. 2 to Note Purchase Agreement dated May 20, 2016 and Amendment No. 1 to Security Agreements dated as of June 24, 2016, dated April 18, 2018, by and among Global Water Resources, Inc., Global Water, LLC, West Maricopa Combine, LLC, U.S. Bank, National Association, as collateral agent, and the noteholders party thereto

Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed with the SEC on April 25, 2018

10.20	Guaranty Agreement, dated as of June 24, 2016, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.21	Guaranty Agreement, dated as of June 24, 2016, by West Maricopa Combine, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.22	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water Resources, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to the Exhibit 10.4 to Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

Exhibit Number	Description of Exhibit	Method of Filing

10.23	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.24	Pledge and Security Agreement, dated as of June 24, 2016, by and between West Maricopa Combine, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.25	Standstill Agreement, dated March 19, 2021, by and among Global Water Resources, Inc., Levine Investments Limited Partnerships, William S. Levine, Jonathan L. Levine, and Andrew M. Cohn	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on March 24, 2021

10.26	Global Water Resources, Inc. 2018 Stock Option Plan*	Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 6, 2018

10.27	Global Water Resources, Inc. 2020 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020

10.28	Loan Agreement, dated April 30, 2020, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 6, 2020

10.29	Guaranty Agreement, dated as of April 30, 2020, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed May 6, 2020

10.30	Guaranty Agreement, dated as of April 30, 2020, by West Maricopa Combine, LLC	Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed May 6, 2020

10.31	Pledge and Security Agreement, dated as of April 30, 2020, by and between Global Water Resources, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed May 6, 2020

10.32	Pledge and Security Agreement, dated as of April 30, 2020, by and between Global Water LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed May 6, 2020

10.33	Pledge and Security Agreement, dated as of April 30, 2020, by and between West Maricopa Combine, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed May 6, 2020

10.34	Restricted Stock Agreement with Ron L. Fleming, dated May 8, 2020*	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 8, 2020

10.35	Restricted Stock Agreement with Michael J. Liebman, dated May 8, 2020*	Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed May 8, 2020

10.36	Form of Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed May 8, 2020

10.37	Modification Agreement dated April 30, 2021, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021

10.38	Guaranty Agreement, dated as of April 30, 2021, by Global Water Holdings, Inc.	Incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021

10.39	Pledge and Security Agreement, dated as of April 30, 2021, by and between Global Water Holdings, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

21.1	Subsidiaries of Global Water Resources, Inc.	Filed herewith

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	See signature page hereto

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

Exhibit Number	Description of Exhibit	Method of Filing

99.1	Arizona Corporation Commission Decision No. 74364	Incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Water Resources, Inc.

Date: March 10, 2022	By:	/s/ Ron L. Fleming
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

Signature	Title	Date

/s/ Ron L. Fleming	President, Chief Executive Officer, and Chairman of the Board	March 10, 2022
Ron L. Fleming	(Principal Executive Officer)

/s/ Michael J. Liebman	Chief Financial Officer and Corporate Secretary	March 10, 2022
Michael J. Liebman	(Principal Financial and Accounting Officer)

/s/ Jonathan L. Levine	Director	March 10, 2022
Jonathan L. Levine

/s/ Richard M. Alexander	Lead Independent Director	March 10, 2022
Richard M. Alexander

/s/ Andrew M. Cohn	Director	March 10, 2022
Andrew M. Cohn

/s/ Debra Coy	Director	March 10, 2022
Debra Coy

/s/ Brett Huckelbridge	Director	March 10, 2022
Brett Huckelbridge

/s/ David Rousseau	Director	March 10, 2022
David Rousseau