Form 10-Q
period 2022-03-31
Global Water Resources, Inc.
filed 2022-05-04
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 4, 2022, the registrant had 22,649,492 shares of common stock, $0.01 par value per share, outstanding.

Table of Contents                PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
UTILITY PLANT:
Land	1,456	1,338
Depreciable property, plant and equipment	315,721	313,700
Other	697	697
Construction work-in-process	59,023	53,511
Less accumulated depreciation	(117,088)	(113,380)
Net property, plant and equipment	259,809	255,866
CURRENT ASSETS:
Cash and cash equivalents	11,135	12,637
Accounts receivable — net	1,927	1,994
Customer payments in-transit	323	201
Unbilled revenue	2,584	2,510
Prepaid expenses and other current assets	1,876	1,645
Total current assets	17,845	18,987
OTHER ASSETS:
Goodwill	5,760	5,730
Intangible assets — net	10,359	10,339
Regulatory asset	2,769	2,336
Restricted cash	806	806
Other noncurrent assets	34	10
Right of Use Asset - Finance Lease	50	—
Total other assets	19,778	19,221
TOTAL ASSETS	297,432	294,074
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	602	2,120
Accrued expenses	10,815	9,191
Customer and meter deposits	1,732	1,646
Long-term debt and capital leases — current portion	3,981	3,975
Total current liabilities	17,130	16,932
NONCURRENT LIABILITIES:
Long-term debt and capital leases	108,911	108,933
Deferred revenue - ICFA	20,108	19,035
Regulatory liability	7,425	7,421
Advances in aid of construction	85,654	84,578
Contributions in aid of construction — net	21,842	21,326
Deferred income tax liabilities — net	3,420	3,269
Acquisition liability	1,762	1,773
Other noncurrent liabilities	1,490	778
Right of Use Liability - Finance Lease	50	—
Total noncurrent liabilities	250,662	247,113
Total liabilities	267,792	264,045
Commitments and contingencies (Refer to Note 15)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 22,832,263 and 22,832,013 shares issued as of March 31, 2022 and December 31, 2021, respectively.	228	228
Treasury stock, 182,445 and 182,445 shares at March 31, 2022 and December 31, 2021, respectively.	(2)	(2)
Paid in capital	29,414	29,803
Retained earnings	—	—
Total shareholders' equity	29,640	30,029
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	297,432	294,074
See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES:
Water services	4,348	3,986
Wastewater and recycled water services	5,681	5,243
Unregulated revenues	—	29
Total revenues	10,029	9,258

OPERATING EXPENSES:
Operations and maintenance	2,543	2,499
General and administrative	3,780	3,490
Depreciation and amortization	2,343	2,226
Total operating expenses	8,666	8,215
OPERATING INCOME	1,363	1,043

OTHER INCOME (EXPENSE):
Interest income	2	5
Interest expense	(1,205)	(1,325)
Other	1,072	15
Total other expense	(131)	(1,305)

INCOME (LOSS) BEFORE INCOME TAXES	1,232	(262)
INCOME TAX BENEFIT (EXPENSE)	(343)	45
NET INCOME (LOSS)	$889	$(217)

Basic earnings (loss) per common share	$0.04	$(0.01)
Diluted earnings (loss) per common share	$0.04	$(0.01)
Dividends declared per common share	$0.07	$0.07

Weighted average number of common shares used in the determination of:
Basic	22,649,215	22,587,766
Diluted	22,901,232	22,587,766

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2020	22,690,477	$227	(102,711)	$(1)	$31,962	$—	$32,188
Dividend declared $0.07 per share	—	—	—	—	(1,650)	—	(1,650)
Issuance of common stock	—	—	—	—	—	—	—
Treasury Stock	—	—	(398)	—	—	—	—
Stock option exercise	628	—	—	—	—	—	—
Stock compensation	—	—	—	—	271	—	271
Net income (loss)	—	—	—	—	—	(217)	(217)
BALANCE - March 31, 2021	22,691,105	$227	(103,109)	$(1)	$30,583	$(217)	$30,592

BALANCE - December 31, 2021	22,832,013	$228	(182,445)	$(2)	$29,803	$—	$30,029
Dividend declared $0.07 per share	—	—	—	—	(781)	(889)	(1,670)
Issuance of common stock	—	—	—	—	—	—	—
Treasury Stock	—	—	—	—	—	—	—
Stock option exercise	250	—	—	—	3	—	3
Stock compensation	—	—	—	—	389	—	389
Net income	—	—	—	—	—	889	889
BALANCE - March 31, 2022	22,832,263	$228	(182,445)	$(2)	$29,414	$—	$29,640

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$889	$(217)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	498	775
Depreciation and amortization	2,343	2,226
Amortization of deferred debt issuance costs and discounts	11	11
Other losses	(8)	—
Provision for doubtful accounts receivable	26	42
Deferred income tax expense	151	(79)
Changes in assets and liabilities:
Accounts receivable	41	370
Other current assets	(452)	(74)
Accounts payable and other current liabilities	74	798
Other noncurrent assets	20	(50)
Other noncurrent liabilities	1,778	999
Net cash provided by operating activities	5,371	4,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,169)	(3,269)
Cash paid for acquisitions, net of cash acquired	(85)	—
Net cash used in investing activities	(6,254)	(3,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,670)	(1,650)
Advances in aid of construction	1,076	987
Proceeds from stock option exercise	3	—
Principal payments under capital lease	(28)	(31)
Net cash (used) provided by financing activities	(619)	(694)
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,502)	838
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	13,443	21,305
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$11,941	$22,143

See accompanying notes to the condensed consolidated financial statements

Supplemental disclosure of cash flow information:

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$11,135	$18,209
Restricted Cash	806	3,934
Total cash, cash equivalents, and restricted cash	$11,941	$22,143

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are unaudited. The December 31, 2021 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021. In our opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Corporate Transactions
Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.
On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company, Inc. ("Valencia") to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. The Company received growth premium of $1.1 million and less than $0.1 million for the three months ended March 31, 2022 and 2021. The increase was due to increased meter connections in the area over the prior year period.
Arizona Corporation Commission (the “ACC”) Tax Docket
The Company had a regulatory asset of $2.8 million and $2.3 million at March 31, 2022 and December 31, 2021, respectively, and regulatory liabilities of $0.8 million at March 31, 2022 and December 31, 2021, respectively, related to the Federal Tax Cuts and Jobs Act (the "TCJA") signed into law on December 22, 2017. Under ASC 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred income taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers.
On December 20, 2017, the ACC opened a docket to address the utility ratemaking implications of the TCJA. The ACC subsequently approved an order in February 2018 requiring Arizona utilities to apply regulatory accounting treatment, which includes the use of regulatory assets and regulatory liabilities, to address all impacts from the enactment of the TCJA.
On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah and Northern Scottsdale utilities due to the lower corporate tax rates under the TCJA.  Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of our revenue requirement under Rate Decision No. 74364 enacted in February 2014. In 2021, the final year of the phase-in, the aggregate annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities was approximately $415,000,

$669,000, $16,000, and $5,000, respectively. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the difference of the fully phased-in rates to be applied in 2021 versus the years leading up to 2021 (i.e., 2018 through 2020).
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
Effective January 1, 2021, CIAC and AIAC for regulated water and sewage disposal facility companies were excluded from income under Internal Revenue Code Section 118. Due to the 2021 IRC Section 118 amendment, the Company refunded $1.4 million in developer taxes paid for contributions made after December 31, 2020. For more details regarding the ruling, refer to "— Corporate Transactions — ACC Tax Docket."
ACC Rate Case
On August 28, 2020, 12 of our 18 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, which proposed a collective revenue requirement increase of $4.6 million (relative to expected revenues in 2021, which is the final year of the rate phase-in from the last rate case) based on a 2019 test year. On August 2, 2021, we filed rejoinder testimony with the ACC updating our collective revenue increase to approximately $3.0 million. An evidentiary hearing was conducted beginning August 9, 2021. Certain of our utilities, including Santa Cruz and Palo Verde, have also requested that the rate increases be phased in over three years, beginning January 1, 2022. A final decision is not expected until the second quarter of 2022; therefore, any phase-in did not begin as requested on January 1, 2022 and may be shorter or longer than three years, if a revenue increase is approved.
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
Revolving Credit Line
On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation, for a two-year revolving line of credit up to $10.0 million with an initial maturity date of April 30, 2022. This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, bears an interest rate equal to the London Interbank Offered Rate (LIBOR) plus 2.00% and has no unused line fee. This credit facility replaced the previous revolving line of credit with MidFirst Bank, which was terminated in April 2020. As of March 31, 2022, we had no outstanding borrowings under this credit line.
On April 30, 2021, the Company and The Northern Trust Company entered into an amendment to the loan agreement pursuant to which, among other things, the maturity date for the Company’s revolving line of credit was extended to April 30, 2024.

Recent Events
Acquisition of Rincon Water Company, Inc.
On January 20, 2022, the Company acquired the assets of Rincon Water Company, Inc., a water utility in Pima County, Arizona. The acquisition added an additional 73 connections and approximately 8.6 square miles of service area at the time of acquisition.
Acquisition of Twin Hawks Utility, Inc.
On January 13, 2022, Santa Cruz acquired the assets of Twin Hawks Utility, Inc., a water utility in Pinal County, Arizona. The acquisition added an additional 18 connections and approximately 0.5 square miles of service area at the time of acquisition to the assets of Santa Cruz.
Significant Accounting Policies
Basic and Diluted Earnings per Common Share
Diluted earnings per share is based upon the weighted average number of common shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock awards granted.
As of March 31, 2022, the Company had 563,213 options outstanding to acquire an equivalent number of shares of GWRI common stock. The 320,321 options outstanding from the 2017 option grant equated to 128,375 common share equivalents, which were included within the calculation of diluted earnings per share for the three months ended March 31, 2022. The 242,892 options outstanding from the 2019 option grant equated to 51,431 common share equivalents, which were included within the calculation of diluted earnings per share for the three months ended March 31, 2022. As of March 31, 2022, there were 74,164 and 147,250 restricted stock awards outstanding from the 2020 grant and 2021 grant. The 74,164 restricted stock awards outstanding from the 2020 grant equated to 57,566 common share equivalents for the three months ended March 31, 2022, respectively, which were included within the calculation of diluted earnings per share for the three months ended March 31, 2022. The 147,250 restricted stock awards outstanding from the 2021 grant equated to 14,646 common share equivalents for the three months ended March 31, 2022, which were included within the calculation of diluted earnings per share for the three months ended March 31, 2022.
As of March 31, 2021, the Company had 623,351 options outstanding to acquire an equivalent number of shares of GWRI common stock. For the three months ended March 31, 2021, the 623,351 options outstanding were not included within the dilutive earnings per share calculation as the Company incurred losses in this period and to do so would be antidilutive. As of March 31, 2021, the 128,327 restricted stock awards outstanding from the 2020 grant were not included within the calculation of diluted earnings per share as the Company incurred losses in this period and to do so would be antidilutive.
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
As of March 31, 2022 and December 31, 2021, ICFA deferred revenue recorded on the consolidated balance sheet totaled $20.1 million and $19.0 million, respectively, which represents deferred revenue recorded for ICFA funds received on contracts.
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
As of March 31, 2022, regulatory liability recorded on the consolidated balance sheet totaled $7.4 million, of which $5.9 million relates to the offset of intangible assets related to ICFA contracts obtained in connection with our Santa Cruz, Palo Verde, and Sonoran acquisitions, and the remaining $1.5 million relates to the TCJA rate reduction mandated by the ACC pursuant to Rate Decision No. 76901.

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
The Company has elected to present sales taxes on a net basis and as such, sales taxes are included in Accounts Payable and Accrued Liabilities until remitted to the taxing authorities.
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

Disaggregated Revenues
For the three months ended March 31, 2022 and 2021, disaggregated revenues from contracts with customers by major source and customer class are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
REGULATED REVENUE
Water Services
Residential	$3,401	$3,081
Irrigation	346	453
Commercial	284	180
Construction	121	152
Other water revenues	196	120
Total water revenues	4,348	3,986
Wastewater and recycled water services
Residential	5,142	4,780
Commercial	270	249
Recycled water revenues	162	156
Other wastewater revenues	107	58
Total wastewater and recycled water revenues	5,681	5,243
TOTAL REGULATED REVENUE	10,029	9,229
UNREGULATED REVENUE
Rental revenues	—	29
TOTAL UNREGULATED REVENUE	—	29
TOTAL REVENUE	$10,029	$9,258
Contract Balances
Our contract assets and liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
CONTRACT ASSETS
Accounts receivable
Water services	$1,047	$1,139
Wastewater and recycled water services	1,037	988
Total contract assets	$2,084	$2,126
CONTRACT LIABILITIES
Deferred revenue - ICFA	$20,108	$19,035
Refund liability - regulated	769	762
Total contract liabilities	$20,877	$19,797
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $20.1 million and $19.0 million at March 31, 2022 and December 31, 2021, respectively. Deferred revenue - ICFA is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. Due to the uncertainty of future events, the Company is unable to estimate when to expect recognition of deferred revenue - ICFA.

4. LEASES
On January 1, 2021, the Company adopted ASC 842 using the modified retrospective method. The Company elected the practical expedient package when scoping and identifying leases. As such, the Company has not reassessed: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) the initial direct costs for any existing leases. The Company notes that this practical expedient applies to all expired or existing contracts as of the effective date of the Company's adoption. The Company elected this practical expedient package for all lessee arrangements.
On January 10, 2022, the Company entered into a five-year finance lease for office equipment which expires on January 31, 2027. There is no purchase option in the lease agreement but the Company controls and obtains substantially all of the benefit from the identified asset. The lease does not provide an implicit borrowing rate (“IBR”), and as such, we used an estimate IBR of 2.39% which was based on The Treasury High Quality Market Corporate Bond Yield Curve.
The right-of-use ("ROU") asset recorded represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As of March 31, 2022, ROU assets and liabilities totaled $50,409 and $50,334, respectively.
As of March 31, 2022, the Company has not entered into any operating leases. Refer to Note 15 — "Commitments and Contingencies" for additional information.
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at March 31, 2022 and December 31, 2021 consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Plant, equipment, and water and sewer lines	$313,053	$311,041
Computers, office equipment and software	2,668	2,659
Total property, plant and equipment	315,721	313,700
Depreciation of property, plant, and equipment is computed based on the estimated useful lives as follows:

Useful Lives
Plant, equipment, and water and sewer lines	5 to 50 years
Computers, office equipment and software	3 to 15 years
6. ACCOUNTS RECEIVABLE
Accounts receivable as of March 31, 2022 and December 31, 2021 consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Billed receivables	$2,084	$2,126
Less allowance for doubtful accounts	(157)	(132)
Accounts receivable – net	$1,927	$1,994
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of March 31, 2022, the goodwill balance of $5.8 million related to the Turner, Red Rock, Mirabell, Francesca, Tortolita, Lyn Lee, Las Quintas Serenas, Rincon and Twin Hawks. There were no indicators of impairment identified as a result of the Company's review of events and circumstances related to its goodwill subsequent to the acquisitions. Based on our annual impairment testing completed on February 14, 2022, no impairment was recorded.

Intangible Assets
As of March 31, 2022 and December 31, 2021, intangible assets consisted of the following (in thousands):

	March 31, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532		$1,532	$1,532		$1,532
Intangible trademark	13		13	13		13
Franchise contract rights	132		132	130		130
Organizational costs	87		87	68		68
	1,764		1,764	1,743		1,743
DEFINITE LIVED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(14,565)	3,413	17,978	(14,565)	3,413
Sonoran contract rights	7,406	(2,224)	5,182	7,407	(2,224)	5,183
	25,384	(16,789)	8,595	25,385	(16,789)	8,596
Total intangible assets	$27,148	$(16,789)	$10,359	$27,128	$(16,789)	$10,339
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
Acquired ICFAs and contract rights related to our 2005 acquisition of Sonoran Utility Services, LLC assets are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. There was no amortization recorded for these balances for both the three months ended March 31, 2022 and 2021.
8. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a significant shareholder and director of the Company. Medical claims paid to the plan were approximately $0.1 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.
9. ACCRUED EXPENSES
Accrued expenses at March 31, 2022 and December 31, 2021 consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Deferred compensation	$1,130	$1,211
Property taxes	668	1,238
Income taxes	1,585	1,407
Interest	1,780	492
Dividend payable	498	547
Asset retirement obligation	697	697
Accrued Bonus	259	478
Other accrued liabilities	4,198	3,121
Total accrued expenses	$10,815	$9,191

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
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
HUF Funds - restricted cash(1)	$16	$—	$—	$16	$16	$—	$—	$16
Demand Deposit(2)	135	—	—	135	135	—	—	135
Certificate of Deposit - Restricted(1)	—	790	—	790	—	790	—	790
Long-term debt(3)	—	117,915	—	117,915	—	125,650	—	125,650
Acquisition Liability(4)	—	—	838	838	—	—	838	838
Total	$151	$118,705	$838	$119,694	$151	$126,440	$838	$127,429

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

11. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	March 31, 2022		December 31, 2021
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.38% Series A 2016, maturing June 2028	$—	$28,750	$—	$28,750
4.58% Series B 2016, maturing June 2036	3,833	80,500	3,833	80,500
	3,833	109,250	3,833	109,250
OTHER
Capital lease obligations	148	165	142	199
Debt issuance costs	—	(504)	—	(516)
Total debt	$3,981	$108,911	$3,975	$108,933
2016 Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter beginning December 2021. The proceeds of the senior secured notes were primarily used to refinance the previously outstanding long-term tax-exempt bonds, which were subject to an early redemption option at 103%, plus accrued interest, as a result of our initial public offering in the United States. As part of the refinancing of the long-term debt, the Company paid a prepayment penalty of $3.2 million and wrote off the remaining $2.2 million in capitalized loan fees related to the tax-exempt bonds, which were recorded as additional interest expense in the second quarter of 2016. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. Debt issuance costs totaled $0.5 million as of March 31, 2022 and December 31, 2021, respectively.
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of March 31, 2022, the Company was in compliance with its financial debt covenants.
Revolving Credit Line
On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation (the “Northern Trust Loan Agreement”), for a two-year revolving line of credit up to $10.0 million with a maturity date of April 30, 2022. This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, bears an interest rate equal to LIBOR plus 2.00% and has no unused line fee. This credit facility replaced the previous revolving line of credit with MidFirst Bank, which was terminated in April 2020. On April 30, 2021, the Company and The Northern Trust Company entered into an amendment to the Northern Trust Loan Agreement pursuant to which, among other things, the maturity date for the Company's revolving credit line was extended from April 30, 2022 to April 30, 2024. As of March 31, 2022, the Company had no outstanding borrowings under this credit line. There were $15,000 and $17,000 unamortized debt issuance costs as of March 31, 2022 and December 31, 2021, respectively.
The Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. As of March 31, 2022, the Company was in compliance with its financial debt covenants.

At March 31, 2022, the remaining aggregate annual maturities of debt and minimum lease payments under capital lease obligations for the years ended December 31 are as follows (in thousands):

	Debt	Capital Lease Obligations
Remaining nine months of 2022	$3,833	$100
2023	3,833	106
2024	3,833	61
2025	3,833	33
2026	3,833	—
Thereafter	93,918	—
Subtotal	113,083	300
Less: amount representing interest	—	(16)
Total	$113,083	$284
12. INCOME TAXES
During the three months ended March 31, 2022, the Company recorded tax expense of $0.3 million on pre-tax income of $1.2 million compared to a tax benefit of less than $0.1 million on pre-tax loss of $0.3 million for the three months ended March 31, 2021. The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items. The Company's effective tax rate decreased during the three months ended March 31, 2022 due to the exercise and vesting of stock-based compensation in 2021, resulting in windfall tax benefits.
13. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.
2017 stock option grant
Stock-based compensation expense of $0 and $65,000 was recorded for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there are 320,321 options outstanding and no options were exercised or forfeited during the three months ended March 31, 2022.
2019 stock option grant
Stock-based compensation expense of $45,000 and $47,000 was recorded for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, 250 options have been exercised and no options have been forfeited with 242,892 options outstanding during the three months ended March 31, 2022.

Phantom stock/Restricted stock units compensation
The following table details total awards granted and the number of units outstanding as of March 31, 2022 along with the amounts paid to holders of the phantom stock units ("PSUs") and/or restricted stock units ("RSUs") for the three months ended March 31, 2022 and 2021 (in thousands, except unit amounts):

			Amounts Paid For the Three Months Ended March 31,
Grant Date	Units Granted	Units Outstanding	2022	2021
Q1 2018	30,907	—	$—	$39
Q1 2019	32,190	—	45	40
Q1 2020	22,481	7,297	31	28
Q1 2021(1)	27,403	17,849	38	—
Q1 2022(1)	22,262	—	—	—
Total	135,243	25,146	$114	$107

(1)Pursuant to the Global Water Resources, Inc. 2020 Omnibus Incentive Plan, effective May 7, 2020, long-term incentive awards are no longer granted in the form of PSUs and are granted as RSUs instead.
Stock appreciation rights compensation
The following table details the recipients of the stock appreciation rights (“SARs”) awards, the grant date, units granted, exercise price, outstanding units as of March 31, 2022 and amounts paid during the three months ended March 31, 2022 and 2021 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Three Months Ended March 31,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2022	2021
Members of Management (1)(2)	Q1 2015	299,000	$4.26	65,500	62	269
Key Executives (3)(4)	Q2 2015	300,000	$5.13	—	—	—
Members of Management (1)(5)	Q3 2017	103,000	$9.40	17,000	—	—
Members of Management (1)(6)	Q1 2018	33,000	$8.99	8,250	—	—
Total		735,000		90,750	$62	$269

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

For the three months ended March 31, 2022 and 2021, the Company recorded approximately $0.1 million and $0.3 million of compensation expense related to the PSUs/RSUs and SARs, respectively. Based on GWRI’s closing share price on March 31, 2022 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
Remaining nine months of 2022	$291	$—
2023	268	—
2024	122	—
Total	$681	$—
Restricted stock compensation
On May 7, 2020, the Company's stockholders approved the Global Water Resources, Inc. 2020 Omnibus Incentive Plan which allows restricted stock awards as a form of compensation. A restricted stock award ("RSA") represents the right to receive a share of the Company's common stock. RSAs vest over two to three years, beginning on the date of the grant. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. During the three months ended March 31, 2022, no RSA was issued. For the three months ended March 31, 2022 and 2021, the Company recorded approximately $0.3 million and $0.2 million of compensation expense related to the RSAs, respectively. The following table summarizes the RSA transactions as of the three months ended March 31, 2022:

	Number of RSAs	Weighted Average Fair Value
Nonvested stock units at beginning of period	225,664	$14.88
Forfeited	(2,125)	16.59
Nonvested stock units at end of period	223,539	$14.86

14. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$2	$6
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$602	$414
15. COMMITMENTS AND CONTINGENCIES
Commitments
In January 2019, the Company's corporate office lease agreement was amended to extend the term of the lease, with a commencement date of March 1, 2019 and termination date of May 31, 2022. As such, the Company's monthly rent expense increased to approximately $16,000. Rent expense arising from the operating leases totaled approximately $55,000 and $44,000 for the three months ended March 31, 2022 and 2021, respectively.
We entered into a new five-year corporate office lease agreement with a commencement date of May 1, 2022. The new monthly rent expense will increase to $23,750 for each full calendar month commencing on May 1, 2022 through April 30, 2025 and $41,572 for each calendar month commencing on May 1, 2025 through April 30, 2027. On March 1, 2022 we amended the terms of the lease to incorporate construction of tenant improvements. Should we incur additional costs in excess of the landlord improvement allowance, we will have the option of paying the expenses at time of possession or amortized over the lease term as additional rent at three percent cost of funds.
Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect our financial position, results of operations, or cash flows.

16. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through May 4, 2022, which is the date the financial statements was available to be issued and also the filing date. There are no other subsequent events that require adjustment of, or disclosure in, the financial statements for the three months ended March 31, 2022 except for the following:
Definitive Agreement to Acquire Farmers Water Company
On April 14, 2022 the Company signed a definitive agreement to acquire Farmers Water Company, an operator of a water utility with service area in Pima County, Arizona, subject to customary closing conditions and ACC approval. The acquisition, if completed, would add approximately 3,300 active water service connections and approximately 21.5 square miles of service area.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations relates to the three months ended March 31, 2022 and should be read together with the condensed consolidated financial statements and accompanying notes included herein, as well as our audited annual financial statements and associated management’s discussion, which are available within our Annual Report on Form 10-K for the year ended December 31, 2021 available on our Company’s profile on the Securities and Exchange Commission (“SEC”) website, www.sec.gov.
Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of the Company and documents incorporated herein by reference are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, and opportunities, including potential acquisitions, such as the acquisition of Farmers Water Company and the expected future benefit; future financial performance; regulatory and Arizona Corporation Commission ("ACC") proceedings and approvals, including the outcome and timing of our rate case application and the anticipated timing of any resulting phase-in of new rates; population and growth projections; technologies; revenues; metrics; operating expenses; market trends, including those in the markets in which we operate; liquidity; cash flows and uses of cash; dividends; amount and timing of capital expenditures; depreciation and amortization; tax payments; our ability to repay indebtedness and invest in initiatives; impact and resolutions of legal matters; the impact of tax changes; the impact of accounting changes and other pronouncements; and the anticipated impacts from the COVID-19 pandemic on the Company, including to our business operations, results of operations, cash flows, and financial position, and our future responses to the COVID-19 pandemic. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not, or the times at or by which, such performance or results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC, as updated from time to time in our subsequent filings with the SEC. Additional risks and uncertainties include, but are not limited to, whether all conditions precedent in the definitive agreement to acquire Farmers Water Company will be satisfied, including the receipt of ACC approval, and other risks to consummation of the acquisition, including circumstances that could give rise to the termination of the definitive agreement and the risk that the transaction will not be consummated without undue delay, cost or expense, or at all. Although the forward-looking statements are based upon what management believes to be reasonable assumptions, investors cannot be assured that actual results will be consistent with these forward-looking statements, and the differences may be material. Further, any forward-looking statement speaks only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
COVID-19 Update
Our water and wastewater services are essential services and we intend to continue to provide those services for our customers. Further, we continue to monitor the impact of COVID-19 pandemic on our business and operations, including how it will impact our customers, employees, suppliers, vendors, and business partners. While the COVID-19 pandemic did not have a material effect on our business operations, results of operations, cash flows, and financial position for the three months ended March 31, 2022, we are unable to predict the ultimate extent to which our business operations, results of operations, cash flows, and financial position will be impacted by the COVID-19 pandemic. The degree to which the COVID-19 pandemic impacts our business operations, results of operations, cash flows, and financial position will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic; its severity; the emergence and severity of its variants; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them; general economic factors, such as increased inflation; supply chain constraints; labor supply issues; restrictions on travel and transportation; and how quickly and to what extent normal economic and operating conditions can resume.
As of March 31, 2022, the COVID-19 pandemic did not have a material impact on uncollectible accounts. Our current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional risks we face due to the COVID-19 pandemic.
Business Outlook
2021 and the first quarter of 2022 continued the trend of positive growth in new connections. According to the 2020 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) is the 11th largest MSA in the U.S. and had a population of 4.8 million, an increase of 14% over the 4.2 million people reported in the 2010 Census. Metropolitan Phoenix continues to grow due to its low-cost housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 5.7 million people by 2030 and 6.5 million by 2040. During the three months ended March 31, 2022, Arizona’s employment rate increased by 3.7%, ranking the state in the top 20 nationally for job growth.
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
•cybersecurity risks;

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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, increased 4,900 connections, or 9.7% (8.3% annualized growth), from a total of 50,403 as of March 31, 2021 to 55,303 as of March 31, 2022. This increase was due primarily due to organic growth in our service areas combined with the acquisition of Global Water - Las Quintas Serenas Water Company, Inc. ("Las Quintas") in November 2021 which contributed 1,249 connections through March 31, 2022.
As of March 31, 2022, active service connections increased by 4,850 connections, or 9.7% (8.4% annualized growth), to 55,012 compared to 50,162 active service connections as of March 31, 2021, primarily due to organic growth in our service areas combined with the acquisition of Las Quintas. Approximately 90.8% of the 55,012 active service connections are serviced by our Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”) utilities as of March 31, 2022.
The graph below presents the historical change in active and total connections for our ongoing operations over the past five years.

Total Active vs. Total Connections
56,000
55,000
54,000
53,000
52,000
51,000
50,000
49,000
48,000
47,000
46,000
45,000
44,000
43,000
42,000
41,000
40,000
39,000
38,000
37,000
36,000
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
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
We are required to file rate cases with the ACC to obtain approval for a change in rates. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. In normal conditions, it would not be uncommon to see us file for a rate increase every three years based on year one being the test year, year two being the rate case filing year, and year three being the rate case award year. However, based on our settlement with the ACC in 2014 and extended new rate phase-in period, we have not initiated the next rate case on this timeline. On August 28, 2020, 12 of our 18 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, as well as the consolidation of water and/or wastewater rates for certain of the utilities, using the year ended December 31, 2019 as the test year for the rate case. Refer to “—Rate Case Activity” and "—Corporate Transactions —Rate Case" for additional information.
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
Cybersecurity Risks
In the regular course of our business, we handle a range of sensitive security, customer and business systems information. A security breach of our information systems such as theft or the inappropriate release of certain types of information, including confidential customer, employee, financial or system operating information, could have a material adverse impact on our financial condition, results of operations or cash flows. We operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. Despite implementation of security measures, our technology systems are vulnerable to disability, failures or unauthorized access. Our facilities, information technology systems and other infrastructure facilities and systems and physical assets could be targets of such unauthorized access. Failures or breaches of our systems could impact the reliability of our systems and also subject us to financial harm. If our technology systems were to fail or be breached and if we are unable to recover in a timely way, we may not be able to fulfill critical business functions and sensitive confidential data could be compromised, which could have a material adverse impact on our financial condition, results of operations or cash flows.
We are subject to laws and rules issued by multiple government agencies concerning safeguarding and maintaining the confidentiality of our security, customer and business information. The increasing promulgation of rules and standards will increase our compliance costs and our exposure to the potential risk of violations of the standards.
We have experienced, and expect to continue to experience, these types of threats and attempted intrusions. The implementation of additional security measures could increase costs and have a material adverse impact on our financial results. We have obtained cyber insurance to provide coverage for a portion of the losses and damages that may result from a security breach of our information technology systems, but such insurance may not cover the total loss or damage caused by a breach. These types of events could also require significant management attention and resources, and could adversely affect Global Water Resources’ reputation with customers and the public.
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
Rate Case Activity
n July 9, 2012, we filed rate applications with the ACC to adjust the revenue requirements for seven utilities. In August 2013, we entered into a settlement agreement with the ACC staff, the Residential Utility Consumers Office, the City of Maricopa, and other parties to the rate case. The settlement required approval by the ACC before it could take effect. In February 2014, the rate case proceedings were completed and the ACC issued Rate Decision No. 74364, approving the settlement agreement. The collective rate increase included a 9.5% return on common equity which contributed to a 15% increase over revenue in 2011.
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
In addition to ICFAs, we have various line extension agreements with developers and builders, through which funds, water line extensions or wastewater line extensions are provided to us by the developers and are considered refundable advances for construction. These AIACs are subject to refund by us to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility services constructed under the agreement over a specified period. Upon the expiration of the agreements’ refunding period, the remaining balance of the AIAC becomes nonrefundable and at that time is considered CIAC. CIAC is amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, a utility plant funded by AIAC and CIAC is excluded from rate base. The taxability of AIAC and CIAC was changed with the enactment of the TCJA. Previously, the majority of AIAC and CIAC that we collected were not taxable; however, with the enactment of the TCJA, they are taxable going forward. On November 27, 2018, the ACC ruled that the utility may require that the contributor pay a gross-up to the utility consisting of 55% of the income tax expense with the utility covering the remaining 45% of the income tax expense. Effective January 1, 2021, CIAC and AIAC for regulated water and sewage disposal facility companies is excluded from income under Internal Revenue Code ("IRC") Section 118. Due to the 2021 IRC Section 118 amendment, the Company refunded $1.4 million in developer taxes paid for contributions made after December 31, 2020. For more details regarding the ruling, refer to "—Corporate Transactions — ACC Tax Docket."
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
On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities due to lower corporate tax rates under the TCJA. Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of our revenue requirement under Rate Decision No. 74364 enacted in February 2014. In 2021, the final year of the phase-in, the annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities was approximately $415,000, $669,000, $16,000, and $5,000, respectively. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the difference of the fully phased-in rates to be applied in 2021 versus the phased-in rates refunded in the years leading up to 2021 (i.e., 2018 through 2020).
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
Effective January 1, 2021, contributions made in aid of construction and advances made in aid of construction for regulated water and sewage disposal facility companies were excluded from income under IRC Section 118.
ACC Rate Case
On August 28, 2020, 12 of our 18 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, which proposed a collective revenue requirement increase of $4.6 million (relative to expected revenues in 2021, which is the final year of the rate phase-in from the last rate case) based on a 2019 test year. On August 2, 2021, we filed rejoinder testimony with the ACC updating our collective revenue increase to approximately $3.0 million. An evidentiary hearing was conducted beginning August 9, 2021. Certain of our utilities, including Santa Cruz and Palo Verde, have also requested that the rate increases be phased in over three years, beginning January 1, 2022. A final decision is not expected until the second quarter of 2022; therefore, any phase-in did not begin as requested on January 1, 2022 and may be shorter or longer than three years, if a revenue increase is approved.
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

Revolving Credit Line
On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation, for a two-year revolving line of credit up to $10.0 million with an initial maturity date of April 30, 2022. This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, bears an interest rate equal to the London Interbank Offered Rate (LIBOR) plus 2.00% and has no unused line fee. This credit facility replaced the previous revolving line of credit with MidFirst Bank, which was terminated in April 2020. As of March 31, 2022, we had no outstanding borrowings under this credit line.
On April 30, 2021, the Company and The Northern Trust Company entered into an amendment to the loan agreement pursuant to which, among other things, the maturity date for the Company’s revolving line of credit was extended to April 30, 2024.
Recent Events
Definitive Agreement to Acquire Farmers Water Company
On April 14, 2022 the Company signed a definitive agreement to acquire Farmers Water Company, an operator of a water utility with service area in Pima County, Arizona, subject to customary closing conditions and ACC approval. The acquisition, if completed, would add approximately 3,300 active water service connections and approximately 21.5 square miles of service area.
Acquisition of Rincon Water Company, Inc.
On January 20, 2022, the Company acquired the assets of Rincon Water Company, Inc., a water utility in Pima County, Arizona. The acquisition added an additional 73 connections and approximately 8.6 square miles of service area at the time of acquisition.
Acquisition of Twin Hawks Utility, Inc
On January 13, 2022, Santa Cruz acquired the assets of Twin Hawks Utility, Inc., a water utility in Pinal County, Arizona. The acquisition added an additional 18 connections and approximately 0.5 square miles of service area at the time of acquisition to the assets of Santa Cruz.
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

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2022	2021
Revenues	$10,029	$9,258
Operating expenses	8,666	8,215
Operating income	1,363	1,043
Total other expense	(131)	(1,305)
Income before income taxes	1,232	(262)
Income tax expense	(343)	45
Net income	$889	$(217)

Basic earnings per common share	$0.04	$(0.01)
Diluted earnings per common share	$0.04	$(0.01)
Revenues – The following table summarizes our revenues for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Water services	$4,348	$3,986
Wastewater and recycled water services	5,681	5,243
Unregulated revenues	—	29
Total revenues	$10,029	$9,258
Total revenues increased $0.8 million, or 8.3%, to $10.0 million for the three months ended March 31, 2022 compared to $9.3 million for the three months ended March 31, 2021. The increase in revenue was primarily driven by organic growth combined with new connections associated with the acquisition of Las Quintas in 2021 which together reflects the 9.7% increase in active service connections year-over-year.
Water Services – Water services revenue increased $0.4 million, or 9.1%, to $4.3 million for the three months ended March 31, 2022 compared to $4.0 million for the three months ended March 31, 2021. The increase in water services revenues was primarily related to increased consumption and growth in connections.
Water services revenue based on consumption slightly increased by less than $0.1 million, or 1.5%, to $1.6 million for the three months ended March 31, 2022 compared to $1.5 million for the three months ended 2021.
Active water connections increased 11.9% to 29,210 as of March 31, 2022 from 26,094 as of March 31, 2021, primarily due to organic growth in our service areas combined with new connections associated with the acquisition of Las Quintas.
Water consumption slightly increased by 9 million gallons, or 1.4%, from 625 million gallons for the three months ended March 31, 2021 to 634 million gallons for the three months ended March 31, 2022. The increase in consumption was primarily related to the increase in connections including the new connections associated with our acquisition of Las Quintas.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.3 million, or 11.3%, to $2.7 million for the three months ended March 31, 2022 compared to $2.4 million for the three months ended March 31, 2021. The increase was primarily due to the increase in active service connections which included organic growth combined with new connections associated with the acquisition of Las Quintas.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.4 million, or 8.4%, to 5.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in wastewater and recycled water services revenue was driven by a $0.4 million increase in wastewater services revenue. The increase in wastewater services revenue reflects the increase in active wastewater connections, which increased 7.2% to 25,802 as of March 31, 2022, from 24,068 as of March 31, 2021.

Recycled water services revenue, which is based on the number of gallons delivered, increased $5,000, or 3.4%, but remained consistent at $0.2 million for both the three months ended March 31, 2022 and March 31, 2021. The increase in recycled water services revenue was primarily driven by the increase in number of gallons consumed. The volume of recycled water delivered increased 3 million gallons, or 2.7%, to 97 million gallons for the three months ended March 31, 2022 compared to 94 million gallons for the three months ended March 31, 2021.
Operating Expenses – The following table summarizes our operating expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Operations and maintenance	$2,543	$2,499
General and administrative	3,780	3,490
Depreciation and amortization	2,343	2,226
Total operating expenses	$8,666	$8,215
Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, remained constant at $2.5 million for both the three months ended March 31, 2022 and 2021.
Property tax expense increased by less than $0.1 million to $0.7 million for the three months ended March 31, 2022 compared to $0.6 million for the three months ended March 31, 2021. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues. As revenues increase, we expect property taxes to also increase.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $0.3 million, or 8.3%, to $3.8 million for the three months ended March 31, 2022 compared to $3.5 million for the three months ended March 31, 2021.
Professional fees expenses increased $0.2 million, or 46.5%, to $0.6 million for the three months ended March 31, 2022 from $0.4 million for the three months ended March 31, 2021. The increase was primarily related to legal fees incurred relating to acquisition matters, and the ongoing rate case, among other miscellaneous corporate matters.
Depreciation and amortization - Depreciation and amortization expense increased $0.1 million, or 5.3%, to $2.3 million for the three months ended March 31, 2022, from $2.2 million for the three months ended March 31, 2021. The increase was primarily driven by increased depreciation due to the increase in fixed assets.
Other Income/(Expense) – Other expense totaled $0.1 million for the three months ended March 31, 2022 compared to other expense of $1.3 million for the three months ended March 31, 2021. The $1.2 million improvement in other expense was primarily attributed to $1.1 million in Buckeye growth premium.
Income Tax Benefit (Expense) – Income tax expense increased $0.4 million to $0.3 million for the three months ended March 31, 2022 compared to a tax benefit of less than $0.1 million for the three months ended March 31, 2021. The increase was driven by an increase in pretax income.
Net Income (Loss) – Net income totaled $0.9 million for the three months ended March 31, 2022 compared to net loss of $0.2 million for the three months ended March 31, 2021. The $1.1 million increase was primarily attributed to the increased operating income driven by connection growth as well as the decrease in total other expense due to the increased Buckeye growth premium in the quarter ended March 31, 2022 compared to the three months ended March 31, 2021.

Outstanding Share Data
As of May 4, 2022, there were 22,649,492 shares of our common stock outstanding and stock-based awards to acquire an additional 784,627 shares of our common stock outstanding.
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
As of March 31, 2022, we have no notable near-term cash expenditures, other than the principal payments for our Series B senior secured notes in the amounts of $1.9 million due in June 2022 and $1.9 million due in December 2022. While specific facts and circumstances could change, we believe that we have sufficient cash on hand, the ability to draw on our $10.0 million revolver, and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan, as well as remain in compliance with our debt covenants.
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
For the three months ended March 31, 2022, our net cash provided by operating activities totaled $5.4 million compared to $4.8 million for the three months ended March 31, 2021. The $0.6 million increase in cash from operating activities was primarily driven by the $1.1 million of income recognized on the Buckeye growth premium received in the quarter ended March 31, 2022 offset by less than $0.1 million decrease in other noncurrent liabilities relating to HUF funds transferred to CIAC.
Cash from Investing Activities
Our net cash used in investing activities totaled $6.3 million for the three months ended March 31, 2022 compared to $3.3 million for the three months ended March 31, 2021. The $3.0 million increase in cash used in investing activities was primarily driven by an increase in capital expenditures of $2.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
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
Cash from Financing Activities
Our net cash used in financing activities totaled $0.6 million for the three months ended March 31, 2022 compared to $0.7 million in cash used in financing activities for the three months ended March 31, 2021. This change was primarily driven by loan and capital lease repayments of approximately $0.3 million for the three months ended March 31, 2022 compared to less than $0.1 million for the three months ended March 31, 2021.
Senior Secured Notes
On June 24, 2016, we issued two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-

year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter beginning December 2021. The proceeds of the senior secured notes were primarily used to refinance our long-term tax-exempt bonds, pursuant to an early redemption option at 103%, plus accrued interest, as a result of the initial public offering of our common stock in May 2016.
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of March 31, 2022, the Company was in compliance with its financial debt covenants.
Debt issuance costs as of March 31, 2022 and December 31, 2021 were both $0.5 million.
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
Similar to the senior secured notes, the Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. Additionally, the Northern Trust Loan Agreement contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants were subject to various qualifications and limitations as set forth in the Northern Trust Loan Agreement. Pursuant to the Northern Trust Loan Agreement, the revolving credit facility is subject to certain customary events of default after which the revolving credit facility could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. Refer to Note 11 — "Debt" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information. As of March 31, 2022, the Company was in compliance with its financial debt covenants.
As of March 31, 2022, the Company had no outstanding borrowings under this credit line with Northern Trust Bank.
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
Off Balance Sheet Arrangements
As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices, and interest rates. The Company uses fixed-rate long-term debt to reduce the risk from interest rate fluctuations. Although the Company’s currently outstanding long-term debt is based on fixed rates, changes in interest rates could impact the fair market value of such long-term debt.  As of March 31, 2022, the fair market value of the Company’s long-term debt was $117.9 million. For additional information about the Company’s long-term debt, refer to Note 11 — “Debt” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.
Other than interest-related risks, the Company believes the risks associated with price increases for chemicals, electricity, and other commodities are mitigated by the Company’s ability over the long-term to recover its costs through rate increases to its customers, though such recovery is subject to regulatory lag.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may, from time to time, be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. To our knowledge, we are not involved in any legal proceeding which is expected to have a material effect on us.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in our risk factors from those discussed in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended March 31, 2022.
b) Use of Proceeds
None.
c) Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2022	—	$—	—	—
February 1 to 28, 2022	—	$—	—	—
March 1 to 31, 2022	—	$—	—	—
Total	—		—

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

Global Water Resources, Inc.

Date:	May 4, 2022	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)