Form 10-Q
period 2022-06-30
Global Water Resources, Inc.
filed 2022-08-10
CIK 1434728

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

21410 N. 19th Avenue #205
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 10, 2022, the registrant had 23,866,609 shares of common stock, $0.01 par value per share, outstanding.

Table of Contents

Table of Contents                PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Land	$1,456	$1,338
Depreciable property, plant and equipment	322,086	313,700
Construction work-in-progress	67,108	53,511
Other	697	697
Less accumulated depreciation	(119,619)	(113,380)
Net property, plant and equipment	271,728	255,866
CURRENT ASSETS:
Cash and cash equivalents	4,791	12,637
Accounts receivable — net	2,337	1,994
Customer payments in-transit	368	201
Unbilled revenue	2,940	2,510
Prepaid expenses and other current assets	1,486	1,645
Total current assets	11,922	18,987
OTHER ASSETS:
Goodwill	5,082	5,730
Intangible assets — net	10,259	10,339
Regulatory asset	3,270	2,336
Restricted cash	1,925	806
Right-of -use asset - finance lease	1,749	—
Other noncurrent assets	34	10
Total other assets	22,319	19,221
TOTAL ASSETS	305,969	294,074
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	1,399	2,120
Accrued expenses	8,692	9,191
Customer and meter deposits	1,798	1,646
Long-term debt and capital leases — current portion	3,962	3,975
Total current liabilities	15,851	16,932
NONCURRENT LIABILITIES:
Long-term debt and capital leases	106,981	108,933
Deferred revenue - ICFA	20,870	19,035
Regulatory liability	6,584	7,421
Advances in aid of construction	91,964	84,578
Contributions in aid of construction — net	25,281	21,326
Deferred income tax liabilities — net	3,570	3,269
Acquisition liability	1,762	1,773
Other noncurrent liabilities	1,803	778
Right-of-use liability - finance lease	1,442	—
Total noncurrent liabilities	260,257	247,113
Total liabilities	276,108	264,045
Commitments and contingencies (Refer to Note 15)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 22,939,811 and 22,832,013 shares issued as of June 30, 2022 and December 31, 2021, respectively.	228	228
Treasury stock, 223,202 and 182,445 shares at June 30, 2022 and December 31, 2021, respectively.	(2)	(2)
Paid in capital	29,635	29,803
Retained earnings	—	—
Total shareholders' equity	29,861	30,029
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	305,969	294,074
See accompanying notes to the condensed consolidated financial statements

Table of Contents                PART I—FINANCIAL INFORMATION
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES:
Water services	$5,682	$5,250	$10,030	$9,236
Wastewater and recycled water services	6,020	5,676	11,701	10,919
Unregulated revenues	5	18	5	47
Total revenues	11,707	10,944	21,736	20,202

OPERATING EXPENSES:
Operations and maintenance	2,942	2,480	5,485	4,979
General and administrative	3,876	3,717	7,656	7,207
Depreciation and amortization	2,427	2,408	4,770	4,634
Total operating expenses	9,245	8,605	17,911	16,820
OPERATING INCOME	2,462	2,339	3,825	3,382

OTHER INCOME (EXPENSE):
Interest income	2	8	4	13
Interest expense	(1,057)	(1,353)	(2,262)	(2,678)
Other	550	1,629	1,622	1,644
Total other expense	(505)	284	(636)	(1,021)

INCOME BEFORE INCOME TAXES	1,957	2,623	3,189	2,361
INCOME TAX BENEFIT (EXPENSE)	150	(641)	(193)	(596)
NET INCOME	$2,107	$1,982	$2,996	$1,765

Basic earnings per common share	$0.09	$0.09	$0.13	$0.08
Diluted earnings per common share	$0.09	$0.09	$0.13	$0.08
Dividends declared per common share	$0.07	$0.07	$0.15	$0.15

Weighted average number of common shares used in the determination of:
Basic	22,686,559	22,620,037	22,667,990	22,603,991
Diluted	22,867,290	22,895,275	22,876,273	22,884,618

See accompanying notes to the condensed consolidated financial statements

Table of Contents                PART I—FINANCIAL INFORMATION
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2020	22,690,477	$227	(102,711)	$(1)	$31,962	$—	$32,188
Dividend declared $0.07 per share	—	—	—	—	(1,650)	—	(1,650)
Issuance of common stock	—	—	—	—	—	—	—
Treasury stock	—	—	(398)	—	—	—	—
Stock option exercise	628	—	—	—	—	—	—
Stock compensation	—	—	—	—	271	—	271
Net income	—	—	—	—	—	(217)	(217)
BALANCE - March 31, 2021	22,691,105	$227	(103,109)	$(1)	$30,583	$(217)	$30,592
Dividend declared $0.07 per share	—	—	—	—	330	(1,982)	(1,652)
Issuance of common stock	54,163	—	—	—	—	—	—
Treasury stock	—	—	(24,599)	—	4	—	4
Stock option exercise	2,875	—	—	—	—	—	—
Stock compensation	—	—	—	—	38	—	38
Net income	—	—	—	—	—	1,982	1,982
BALANCE - June 30, 2021	22,748,143	$227	(127,708)	$(1)	$30,955	$(217)	$30,964

BALANCE - December 31, 2021	22,832,013	$228	(182,445)	$(2)	$29,803	$—	$30,029
Dividend declared $0.07 per share	—	—	—	—	(781)	(889)	(1,670)
Issuance of common stock	—	—	—	—	—	—	—
Treasury stock	—	—	—	—	—	—	—
Stock option exercise	250	—	—	—	3	—	3
Stock compensation	—	—	—	—	389	—	389
Net income	—	—	—	—	—	889	889
BALANCE - March 31, 2022	22,832,263	$228	(182,445)	$(2)	$29,414	$—	$29,640
Dividend declared $0.07 per share	—	—	—	—	433	(2,107)	(1,674)
Issuance of common stock	107,548	—	—	—	—	—	—
Treasury stock	—	—	(40,756)	—	(257)	—	(257)
Stock option exercise	—	—	—	—	—	—	—
Stock compensation	—	—	—	—	45	—	45
Net income	—	—	—	—	—	2,107	2,107
BALANCE - June 30, 2022	22,939,811	$228	(223,201)	$(2)	$29,635	$—	$29,861

See accompanying notes to the condensed consolidated financial statements

Table of Contents                PART I—FINANCIAL INFORMATION
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,996	$1,765
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	537	1,697
Depreciation and amortization	4,770	4,634
Right of use amortization	26	—
Amortization of deferred debt issuance costs and discounts	22	22
Other losses	(5)	16
Provision for doubtful accounts receivable	32	36
Deferred income tax expense	301	528
Changes in assets and liabilities:
Accounts receivable	(375)	212
Other current assets	(463)	(798)
Accounts payable and other current liabilities	(1,339)	(3,077)
Other noncurrent assets	(483)	(193)
Other noncurrent liabilities	5,857	2,522
Net cash provided by operating activities	11,876	7,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,638)	(6,408)
Cash paid for acquisitions, net of cash acquired	(121)	(5)
Other cash flows from investing activities	(24)	—
Net cash used in investing activities	(14,783)	(6,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,343)	(3,301)
Advances in aid of construction	1,789	1,773
Proceeds from stock option exercise	3	4
Principal payments under capital lease	(28)	(67)
Refunds of advances for construction	(91)	—
Loan repayments	(233)	—
Repayments of bond	(1,917)	—
Net cash (used) provided by financing activities	(3,820)	(1,591)
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(6,727)	(640)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	13,443	21,305
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$6,716	$20,665

See accompanying notes to the condensed consolidated financial statements

Supplemental disclosure of cash flow information:

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$4,791	$19,349
Restricted cash	1,925	1,316
Total cash, cash equivalents, and restricted cash	$6,716	$20,665

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 are unaudited. The December 31, 2021 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021. In our opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Corporate Transactions
Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.
On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company, Inc. ("Valencia") to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. The Company received growth premiums of $0.5 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $1.6 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. The increase was due to increased meter connections in the area over the prior year period.
Arizona Corporation Commission (the “ACC”) Tax Docket
The Company had a regulatory asset of $3.3 million and $2.3 million at June 30, 2022 and December 31, 2021, respectively, and regulatory liabilities of $0.8 million at June 30, 2022 and December 31, 2021, respectively, related to the Federal Tax Cuts and Jobs Act (the "TCJA") signed into law on December 22, 2017. Under Accounting Standards Codification ("ASC") 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred income taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers.
On December 20, 2017, the ACC opened a docket to address the utility ratemaking implications of the TCJA. The ACC subsequently approved an order in February 2018 requiring Arizona utilities to apply regulatory accounting treatment, which includes the use of regulatory assets and regulatory liabilities, to address all impacts from the enactment of the TCJA.
On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah and Northern Scottsdale utilities due to the lower corporate tax rates under the TCJA. Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of our revenue requirement under Decision No. 74364 enacted in February 2014. In 2021, the final year of the phase-in, the aggregate annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities was approximately $415,000, $669,000, $16,000, and $5,000, respectively. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the difference of the fully phased-in rates applied in 2021 versus the phased-in rates refunded in the years leading up to 2021 (i.e., 2018 through 2020).
Rate Decision No. 76901, however, did not address the impacts of the TCJA on accumulated deferred income taxes (“ADIT”), including excess ADIT (“EADIT”).  Following the ACC's request for a proposal, the Company made its proposal in filings on December 19, 2018 and July 1, 2019. ACC Staff reviewed the Company's filing and requested that the Company defer tariff revisions until such revisions can be considered in the next rate case. ACC Staff also requested that the Company defer consideration of the regulatory assets and regulatory liabilities associated with 2018 EADIT amortization. On July 18, 2019, the Company made a filing proposing these items be deferred to the next rate case. On July 27, 2022, the ACC issued Rate Decision No. 78644, which approved an adjustor mechanism for income taxes. The adjustor mechanism permits the Company to flow through potential changes to state and federal income tax rates as well as refund or collect funds related to TCJA. The Company expects any remaining TCJA recovery to be addressed through the income tax adjustor. Refer to Note 2 — "Regulatory Decision and Related Accounting and Policy Changes" for additional information regarding the Company's recently approved rate case.
On November 27, 2018, February 20, 2019, February 28, 2019, and January 23, 2020, the ACC adopted orders relating to the funding for income taxes on contributions in aid of construction (“CIAC”) and advances in aid of construction (“AIAC”) (which became taxable for our regulated utilities under the TCJA). Those orders 1) require that under the hybrid sharing method, a contributor will pay a gross-up to the utility consisting of 55% of the income tax expense with the utility covering the remaining 45% of the income tax expense; 2) remove the full gross-up method option for Class A and B utilities and their affiliates (which includes all of our utilities); 3) ensure proper ratemaking treatment of a utility using the self-pay method; 4) clarify that pass-through entities that are owned by a “C” corporation can recover tax expense according to methods allowed; and 5) require Class A and B utilities to self-pay the taxes associated with hook-up fee contributions but permit using a portion of the hook-up fees to fund these taxes. The Company's utilities have adopted the hybrid sharing method for income tax on CIAC and AIAC. On November 15, 2021, the Infrastructure Investment and Jobs Act was signed into law and became Public Law No. 117-58, which excludes AIAC and CIAC for regulated water and sewage disposal facility companies from income under Internal Revenue Code ("IRC") Section 118, effective January 1, 2021.
Revolving Line of Credit
On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation, for a two-year revolving line of credit initially up to $10.0 million with an initial maturity date of April 30, 2022. This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, initially bore an interest rate equal to the London Interbank Offered Rate (LIBOR) plus 2.00% and has no unused line fee. This credit facility replaced the previous revolving line of credit with MidFirst Bank, which was terminated in April 2020. As of June 30, 2022, we had no outstanding borrowings under this credit line.
On April 30, 2021, the Company and The Northern Trust Company entered into an amendment to the loan agreement pursuant to which, among other things, the maturity date for the revolving line of credit was extended to April 30, 2024.
On July 26, 2022, the Company and Northern Trust entered into the second amendment (the "Second Modification Agreement") to the Northern Trust Loan Agreement. Pursuant to the Second Modification Agreement, the terms and conditions set forth in the Northern Trust Loan Agreement were further amended to, among other things, (i) extend the scheduled maturity date from April 30, 2024 to July 1, 2024; (ii) increase the maximum principal amount available for borrowing under the revolving line of credit from $10.0 million to $15.0 million; and (iii) replace the LIBOR interest rate provisions with provisions based on the Secured Overnight Financing Rate (SOFR).
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

Definitive Agreement to Acquire Farmers Water Company
On April 14, 2022, the Company signed a definitive agreement to acquire Farmers Water Company, an operator of a water utility with service area in Pima County, Arizona, subject to customary closing conditions and ACC approval. The acquisition, if completed, is expected to add approximately 3,300 active water service connections, approximately $1.5 million in annual revenue, and 21.1 square miles Certificate of Convenience & Necessity ("CC&N") service area in Sahuarita, Arizona.
Significant Accounting Policies
Basic and Diluted Earnings per Common Share
Diluted earnings per share is based upon the weighted average number of common shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock awards granted.
As of June 30, 2022, the Company had 563,213 options outstanding to acquire an equivalent number of shares of GWRI common stock. The 320,321 options outstanding from the 2017 option grant equated to 111,566 and 120,323 common share equivalents for the three and six months ended June 30, 2022, respectively, which were included within the calculation of diluted earnings per share for the three and six months ended June 30, 2022. The remaining 242,892 options outstanding from the 2019 option grant equated to 37,726 and 44,869 common share equivalents for the three and six months ended June 30, 2022, respectively, which were included within the calculation of diluted earnings per share for the three and six months ended June 30, 2022. As of June 30, 2022, there were 15,000 and 97,867 restricted stock awards outstanding from the 2020 grant and 2021 grant, respectively. The 15,000 restricted stock awards outstanding from the 2020 grant equated to 31,439 and 43,091 common share equivalents for the three and six months ended June 30, 2022, respectively, which were included within the calculation of diluted earnings per share for the three and six months ended June 30, 2022. The 97,867 restricted stock awards outstanding from the 2021 grant for the three and six months ended June 30, 2022 were not included within the dilutive earnings per share calculation, as to do so would be antidilutive.
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
2. REGULATORY DECISION AND RELATED ACCOUNTING AND POLICY CHANGES
Our regulated utilities and certain other balances are subject to regulation by the ACC and meet the requirements for regulatory accounting found within ASC 980, Regulated Operations ("ASC 980").
In accordance with ASC 980, rates charged to utility customers are intended to recover the costs of the provision of service plus a reasonable return in the same period. Changes to the rates are made through formal rate applications with the ACC, which we have done for all of our operating utilities as described below.
On August 28, 2020, 12 of the Company's 18 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, based on a 2019 test year. In addition to a rate increase, the Company requested, among other things, the consolidation of water and/or wastewater rates for certain of its utilities, including its Red Rock, Santa Cruz, Palo Verde, Picacho Water, and Picacho Utilities located in Pinal County. Of the Company’s utilities filing a rate case, these utilities make up approximately 96% of the Company's active service connections.
On July 27, 2022, the ACC issued Rate Decision No. 78644 relating to the Company's recent rate case. Pursuant to Rate Decision No. 78644, the ACC approved, among other things, a collective annual revenue requirement increase of approximately $2.2 million, (including the acquisition premiums discussed below) based on 2019 test year service connections, and phased-in over approximately two years, as follows:

	Incremental	Cumulative
August 1, 2022	$1,457,462	$1,457,462
January 1, 2023	$675,814	$2,133,277
January 1, 2024	$98,585	$2,231,861
The phase-in of additional revenues was determined using a 2019 test year. To the extent that the number of active service connections has increased and continues to increase from 2019 levels, the additional revenues may be greater than the amounts set forth above. On the other hand, if active connections decrease or the Company experiences declining usage per customer, the Company may not realize all of the anticipated revenues.
The ACC also approved; (i) the consolidation of water and/or wastewater rates to create economies of scale that are beneficial to all customers when rates are consolidated.; (ii) acquisition premiums relating to the Company’s acquisitions of its Red Rock and Turner Ranches utilities, which increase the rate base for such utilities and result in an increase in the annual collective revenue requirement included in the table above; (iii) the Company’s ability to annually adjust rates to flow through changes in property tax expense and/or changes in income tax expense, without the necessity of a rate case proceeding; and (iv) a sustainable water surcharge, which will allow semiannual surcharges to be added to customer bills based on verified costs of new water resources.
Finally, Rate Decision No. 78644 requires the Company to work with ACC staff and the Residential Utility Consumer Office to prepare a Private Letter Ruling request to the Internal Revenue Service (“IRS”) to clarify whether the failure to eliminate the deferred taxes attributable to assets condemned in a transaction governed by Section 1033 of the IRC would violate the normalization provisions of Section 168(i)(9) of the Code. If the IRS accepts the request and issues its ruling, a copy must be provided to the ACC. Within 90 days after providing the ruling to the ACC, ACC Staff shall prepare, for ACC consideration, a memorandum and proposed order regarding guidance issued within the Private Letter Ruling. This may result in further action by the ACC, which we are unable to predict due to the uncertainties involved, that could have an adverse impact on our financial condition, results of operations and cash flows.

Certain accounting implications related to Rate Case Decision No. 78644 were recognized and recorded as of June 30, 2022, and are as follows:
•Reclass Red Rock Water, Red Rock Wastewater, and Turner Ranches acquisition premiums of approximately $0.8 million from goodwill to regulatory assets to be included in rate base. The premiums are to be amortized over 25 years.
•Reversal of the 2017 TCJA tax reform regulatory liability of approximately $0.8 million, which was recorded as a reduction to income tax expense for approximately $0.7 million, and as a reduction to interest expense for approximately $0.1 million.
•Write-off of approximately $0.3 million in capitalized rate case costs.
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
The following provides additional discussion on accounting and policy changes resulting from Rate Decision No. 74364 enacted in February 2014.
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
As of June 30, 2022 and December 31, 2021, ICFA deferred revenue recorded on the consolidated balance sheet totaled $20.9 million and $19.0 million, respectively, which represents deferred revenue recorded for ICFA funds received on contracts.
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
As of June 30, 2022, regulatory liability recorded on the consolidated balance sheet totaled $6.6 million, of which $5.9 million relates to the offset of intangible assets related to ICFA contracts obtained in connection with our Santa Cruz, Palo Verde, and Sonoran acquisitions, and the remaining $0.7 million relates to the TCJA rate reduction mandated by the ACC pursuant to Rate Decision No. 76901.
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
Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting sales taxes.
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

Disaggregated Revenues
For the three and six months ended June 30, 2022 and 2021, disaggregated revenues from contracts with customers by major source and customer class are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REGULATED REVENUE
Water Services
Residential	$3,893	$3,572	$7,292	$6,652
Irrigation	982	1,026	1,329	1,479
Commercial	329	236	612	417
Construction	219	187	340	338
Other water revenues	259	229	457	350
Total water revenues	5,682	5,250	10,030	9,236
Wastewater and recycled water services
Residential	5,228	4,910	10,370	9,690
Commercial	258	253	527	503
Recycled water revenues	427	425	589	582
Other wastewater revenues	107	88	215	144
Total wastewater and recycled water revenues	6,020	5,676	11,701	10,919
TOTAL REGULATED REVENUE	11,702	10,926	21,731	20,155
UNREGULATED REVENUE
Rental revenues	5	18	5	47
TOTAL UNREGULATED REVENUE	5	18	5	47
TOTAL REVENUE	$11,707	$10,944	$21,736	$20,202
Contract Balances
Our contract assets and liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
CONTRACT ASSETS
Accounts receivable
Water services	$1,365	$1,139
Wastewater and recycled water services	1,066	988
Total contract assets	$2,431	$2,127
CONTRACT LIABILITIES
Deferred revenue - ICFA	$20,870	$19,035
Refund liability - regulated	776	762
Total contract liabilities	$21,646	$19,797
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $20.9 million and $19.0 million at June 30, 2022 and December 31, 2021, respectively. Deferred revenue - ICFA is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. Due to the uncertainty of future events, the Company is unable to estimate when to expect recognition of deferred revenue - ICFA.

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
On September 28, 2021, the Company entered into a new five-year corporate office lease agreement with a commencement date of May 1, 2022. Refer to Note 15 – “Commitments and Contingencies” for additional information regarding the components of the lease agreement.
The right-of-use ("ROU") asset recorded represents the Company’s right to use an underlying asset for the lease term and ROU lease liability represents the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.
Right-of-use assets at June 30, 2022 and December 31, 2021 consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Financing Lease	$107	$—
Operating Lease	1,642	—
Total	$1,749	$—
Lease liabilities at June 30, 2022 and December 31, 2021 consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Financing Lease	$88	$—
Operating Lease	1,354	—
Total	$1,442	$—
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at June 30, 2022 and December 31, 2021 consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Plant, equipment, and water and sewer lines	$319,418	$311,041
Computers, office equipment and software	2,668	2,659
Total property, plant and equipment	322,086	313,700
Depreciation of property, plant, and equipment is computed based on the estimated useful lives as follows:

Useful Lives
Plant, equipment, and water and sewer lines	5 to 50 years
Computers, office equipment and software	3 to 15 years

6. ACCOUNTS RECEIVABLE
Accounts receivable as of June 30, 2022 and December 31, 2021 consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Billed receivables	$2,431	$2,126
Less allowance for doubtful accounts	(94)	(132)
Accounts receivable – net	$2,337	$1,994
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The goodwill balance decreased from $5.8 million at March 31, 2022 to $5.1 million at June 30, 2022. The balance is related to the Turner, Red Rock, Mirabell, Francesca, Tortolita, Lyn Lee, Las Quintas Serenas, Rincon and Twin Hawks acquisitions. June 30, 2022, the Company reclassed approximately $0.8 million to regulatory assets related to acquisition premiums approved in Rate Case Decision 78644 (refer to Note 2 - "Regulatory Decision and Related Accounting and Policy Changes" for additional information). There were no indicators of impairment identified as a result of the Company's review of events and circumstances related to its goodwill subsequent to the acquisitions.
Intangible Assets
As of June 30, 2022 and December 31, 2021, intangible assets consisted of the following (in thousands):

	June 30, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532		$1,532	$1,532		$1,532
Intangible trademark	13		13	13		13
Franchise contract rights	132		132	130		130
Organizational costs	86		86	68		68
	1,763		1,763	1,743		1,743
DEFINITE LIVED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(14,665)	3,313	17,978	(14,565)	3,413
Sonoran contract rights	7,407	(2,224)	5,183	7,407	(2,224)	5,183
	25,385	(16,889)	8,496	25,385	(16,789)	8,596
Total intangible assets	$27,148	$(16,889)	$10,259	$27,128	$(16,789)	$10,339
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

Acquired ICFAs and contract rights related to our 2005 acquisition of Sonoran Utility Services, LLC assets are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. Amortization in the amount of $0.1 million was recorded for both the three and six months ended June 30, 2022, compared to $0.5 million recorded for both the three and six months ended June 30, 2021.
8. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a significant shareholder and director of the Company. Medical claims paid to the plan were approximately $0.2 million for both the three months ended June 30, 2022 and 2021. Medical claims paid to the plan were approximately $0.3 million for both the six months ended June 30, 2022 and 2021.
Refer to Note 16 — "Subsequent Events — Public Offering of Common Stock" for additional information regarding other related party disclosures.
9. ACCRUED EXPENSES
Accrued expenses at June 30, 2022 and December 31, 2021 consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Deferred compensation	$819	$1,211
Property taxes	1,337	1,238
Income taxes	542	1,407
Interest	493	492
Dividend payable	547	547
Asset retirement obligation	697	697
Accrued Bonus	519	478
Other accrued liabilities	3,738	3,121
Total accrued expenses	$8,692	$9,191
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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
HUF Funds - restricted cash(1)	$1,135	$—	$—	$1,135	$16	$—	$—	$16
Demand Deposit(2)	50	—	—	50	135	—	—	135
Certificate of Deposit - Restricted(1)	—	790	—	790	—	790	—	790
Long-term debt(3)	—	106,745	—	106,745	—	125,650	—	125,650
Acquisition Liability(4)	—	—	838	838	—	—	838	838
Total	$1,185	$107,535	$838	$109,558	$151	$126,440	$838	$127,429

(1) HUF Funds - restricted cash and Certificate of Deposit - Restricted are presented on the Restricted cash line item of the Company's consolidated balance sheets and are valued at amortized cost, which approximates fair value. The increase is primarily driven by additional funds received in growth areas of several utilities.
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

11. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	June 30, 2022		December 31, 2021
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.38% Series A 2016, maturing June 2028	$—	$28,750	$—	$28,750
4.58% Series B 2016, maturing June 2036	3,833	78,583	3,833	80,500
	3,833	107,333	3,833	109,250
OTHER
Capital lease obligations	129	141	142	199
Debt issuance costs	—	(493)	—	(516)
Total debt	$3,962	$106,981	$3,975	$108,933
2016 Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B is interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter beginning December 2021. The proceeds of the senior secured notes were primarily used to refinance the previously outstanding long-term tax exempt bonds, which were subject to an early redemption option at 103%, plus accrued interest, as a result of our initial public offering in the United States. As part of the refinancing of the long-term debt, the Company paid a prepayment penalty of $3.2 million and wrote off the remaining $2.2 million in capitalized loan fees related to the tax exempt bonds, which were recorded as additional interest expense in the second quarter of 2016. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. Debt issuance costs totaled $0.5 million as of both June 30, 2022 and December 31, 2021.
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of June 30, 2022, the Company was in compliance with its financial debt covenants.
Revolving Line of Credit
On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation (the “Northern Trust Loan Agreement”), for a two-year revolving line of credit initially up to $10.0 million with an initial maturity date of April 30, 2022. This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, initially bore an interest rate equal to LIBOR plus 2.00% and has no unused line fee. This credit facility replaced the previous revolving line of credit with MidFirst Bank, which was terminated in April 2020. On April 30, 2021, the Company and The Northern Trust Company entered into an amendment to the Northern Trust Loan Agreement pursuant to which, among other things, the maturity date for the Company's revolving line of credit was extended from April 30, 2022 to April 30, 2024. As of June 30, 2022, the Company had no outstanding borrowings under this credit line. There were $14,000 and $17,000 unamortized debt issuance costs as of June 30, 2022 and December 31, 2021, respectively.
The Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. As of June 30, 2022, the Company was in compliance with its financial debt covenants.

On July 26, 2022, the Company and The Northern Trust Company entered into a second amendment to the loan agreement, which, among other things, further extended the maturity date for the revolving line of credit to July 1, 2024, increased the maximum principal amount available for borrowing to $15.0 million and replaced the LIBOR interest rate provisions. Refer to Note 1— "Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements" for additional information regarding the revolving credit line amendment.
At June 30, 2022, the remaining aggregate annual maturities of debt and minimum lease payments under capital lease obligations for the years ended December 31 are as follows (in thousands):

	Debt	Capital Lease Obligations
Remaining six months of 2022	$1,917	$66
2023	3,833	106
2024	3,833	61
2025	3,833	33
2026	3,833	—
Thereafter	93,917	—
Subtotal	111,166	266
Less: amount representing interest	—	—
Total	$111,166	$266
12. INCOME TAXES
During the three months ended June 30, 2022, the Company recorded a tax benefit of $0.2 million. The tax expense calculated on pre-tax income of $2.0 million for the three months ended June 30, 2022 was $0.5 million, offset by approximately $0.7 million from the reversal of the regulatory liability related to Rate Decision No. 78622 (refer to Note 2 — "Regulatory Decision and Related Accounting and Policy Changes" for additional information). Tax expense of $0.6 million was recorded on pre-tax income of $2.6 million for the three months ended June 30, 2021. During the six months ended June 30, 2022, the Company recorded a tax expense of $0.2 million. The tax expense calculated on pre-tax income of $3.2 million for the six months ended June 30, 2022, was approximately $0.9 million, offset by approximately $0.7 million from the reversal of the regulatory liability. Tax expense of $0.6 million was recorded on pre-tax income of $2.4 million for the six months ended June 30, 2021.
The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items. The Company's effective tax rate decreased during the three and six months ended June 30, 2022 due to the exercise and vesting of stock-based compensation in 2021, resulting in windfall tax benefits.
13. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.
2017 stock option grant
Stock-based compensation expense of zero and $67,000 was recorded for the three months ended June 30, 2022 and 2021, respectively, and zero and $131,000 was recorded for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there were 320,321 options outstanding and no options were exercised or forfeited during the three months ended June 30, 2022.
2019 stock option grant
Stock-based compensation expense of $45,000 and $48,000 was recorded for the three months ended June 30, 2022 and 2021, respectively, and $90,000 and $95,000 was recorded for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there were 242,892 options outstanding and no options were exercised or forfeited during the three months ended June 30, 2022.

Phantom stock/Restricted stock units compensation
The following table details total awards granted and the number of units outstanding as of June 30, 2022 along with the amounts paid to holders of the phantom stock units ("PSUs") and/or restricted stock units ("RSUs") for the three and six months ended June 30, 2022 and 2021 (in thousands, except unit amounts):

			Amounts Paid For the Three Months Ended June 30,		Amounts Paid For the Six Months Ended June 30,
Grant Date	Units Granted	Units Outstanding	2022	2021	2022	2021
Q1 2018	30,907	—	—	—	—	39
Q1 2019	32,190	—	—	45	45	85
Q1 2020	22,481	5,473	30	31	61	59
Q1 2021(1)	27,403	15,618	37	38	74	38
Q1 2022(1)	22,262	20,407	30	—	30	—
Total	135,243	41,498	97	114	210	221

(1)Pursuant to the Global Water Resources, Inc. 2020 Omnibus Incentive Plan, effective May 7, 2020, long-term incentive awards are no longer granted in the form of PSUs and are granted as RSUs instead.
Stock appreciation rights compensation
The following table details the recipients of the stock appreciation rights (“SARs”) awards, the grant date, units granted, exercise price, outstanding units as of June 30, 2022 and amounts paid during the three and six months ended June 30, 2022 and 2021 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Three Months Ended June 30,		Amounts Paid For the Six Months Ended June 30,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2022	2021	2022	2021
Members of Management (1)(2)	Q1 2015	299,000	$4.26	65,500	—	—	62	269
Key Executives (3)(4)	Q2 2015	300,000	$5.13	—	—	—	—	—
Members of Management (1)(5)	Q3 2017	103,000	$9.40	17,000	—	—	—	—
Members of Management (1)(6)	Q1 2018	33,000	$8.99	8,250	—	—	—	—
Total		735,000		90,750	$—	$—	$62	$269

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

For the three months ended June 30, 2022 and 2021, the Company recorded approximately $0.2 million of negative compensation expense and $0.4 million of compensation expense related to the PSUs/RSUs and SARs, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded approximately $0.1 million of negative compensation expense and $0.7 million of compensation expense related to the PSUs/RSUs and SARs, respectively. These are liability awards, so when the stock price decreases, cumulative compensation expense is reduced, which can lead to negative compensation in a given period. Based on GWRI’s closing share price on June 30, 2022 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
Remaining six months of 2022	$163	$—
2023	225	—
2024	102	—
2025	—	—
Total	$490	$—
Restricted stock compensation
On May 7, 2020, the Company's stockholders approved the Global Water Resources, Inc. 2020 Omnibus Incentive Plan which allows restricted stock awards as a form of compensation. A restricted stock award ("RSA") represents the right to receive a share of the Company's common stock. RSAs vest over two to three years, beginning on the date of the grant. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. During the three and six months ended June 30, 2022, no RSAs were issued. For the three and six months ended June 30, 2022, the Company recorded approximately $0.3 million and $0.7 million of compensation expense related to the RSAs, respectively. For the three and six months ended June 30, 2021, the Company recorded approximately $0.3 million and $0.5 million of compensation expense related to the grant and partial vesting of RSAs. The following table summarizes the RSA transactions as of the three months ended June 30, 2022:

	Number of RSAs	Weighted Average Fair Value
Nonvested stock units at beginning of period	223,538	$14.88
Stock units vested and issued	107,548	13.92
Granted	83,500	14.02
Forfeited	2,825	16.59
Nonvested stock units at end of period	196,665	$15.01

14. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$6	$2,616
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$2,406	$1,444
15. COMMITMENTS AND CONTINGENCIES
Commitments
In January 2019, the Company's corporate office lease agreement was amended to extend the term of the lease, with a commencement date of March 1, 2019 and termination date of May 31, 2022. As such, the Company's monthly rent expense increased to approximately $16,000. Rent expense arising from the operating leases totaled approximately $71,000 and $48,000 for the three months ended June 30, 2022 and 2021, respectively, and $127,000 and $93,000 for the six months ended June 30, 2022 and 2021, respectively.

We entered into a new five-year corporate office lease agreement with a commencement date of May 1, 2022. The new monthly rent expense increased to $23,750 for each full calendar month commencing on May 1, 2022 through April 30, 2025 and will increase to $41,572 for each calendar month commencing on May 1, 2025 through April 30, 2027. On March 1, 2022 we amended the terms of the lease to incorporate construction of tenant improvements. Should we incur additional costs in excess of the landlord improvement allowance, we will have the option of paying the expenses at time of possession or amortized over the lease term as additional rent at three percent cost of funds.
Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect our financial position, results of operations, or cash flows.
16. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through August 10, 2022, which is the date the financial statements was available to be issued and also the filing date. There are no other subsequent events that require disclosure, except for the following:
Public Offering of Common Stock
On August 1, 2022, the Company completed a public offering of 1,150,000 shares of common stock at $13.50 per share, which includes 150,000 shares issued and sold to the underwriter following the exercise in full of its option to purchase additional shares of common stock. The gross proceeds to the Company from the offering were approximately $15.5 million before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Certain directors and/or their affiliates purchased an aggregate of the 652,000 shares of common stock offered at the public offering price.
Rate Case Approval of Consolidation
On July 27, 2022, the ACC issued Rate Decision No. 78644 relating to the Company's recent rate case. Pursuant to Rate Decision No. 78644, the ACC approved the consolidation of certain water utility companies and certain wastewater utility companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations relates to the three and six months ended June 30, 2022 and should be read together with the condensed consolidated financial statements and accompanying notes included herein, as well as our audited annual financial statements and associated management’s discussion, which are available within our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 10-K") available on our Company’s profile on the Securities and Exchange Commission (“SEC”) website, www.sec.gov.
Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of the Company and documents incorporated herein by reference are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “projects,” “estimates,” “objective,” “goal,” “focus,” “aim,” “should,” “could,” “may,” and similar expressions. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, and opportunities; future financial performance; regulatory and Arizona Corporation Commission ("ACC") proceedings and approvals, such as the anticipated benefits resulting from Rate Decision No. 78644, including our expected collective revenue increase due to new water and wastewater rates and benefits from consolidation of rates; our contemplated Private Letter Ruling request in connection with our recent rate case and possible further action that may be taken by the ACC following such request; acquisition plans and our ability to complete additional acquisitions, including the anticipated acquisition of Farmers Water Co. and the expected timing and future benefits, such as expected increases in active water service connections, annual revenue and miles of CC&N service area; population and growth projections; technologies; revenues; metrics; operating expenses; trends relating to our industry, market, population growth, and housing permits; liquidity; plans and expectations for capital expenditures; cash flows and uses of cash; dividends; depreciation and amortization; tax payments; our ability to repay indebtedness and invest in initiatives; impact and resolutions of legal matters; the impact of tax changes; the impact of accounting changes and other pronouncements; the anticipated impacts from the COVID-19 pandemic on the Company, including to our business operations, results of operations, cash flows, and financial position; and our future responses to the COVID-19 pandemic. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not, or the times at or by which, such performance or results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A in the 2021 10-K filed with the SEC, as updated from time to time in our subsequent filings with the SEC. Additional risks and uncertainties include, but are not limited to, whether all conditions precedent in the definitive agreement to acquire Farmers Water Company will be satisfied, including the receipt of ACC approval, and other risks to consummation of the acquisition, including circumstances that could give rise to the termination of the definitive agreement and the risk that the transaction will not be consummated without undue delay, cost or expense, or at all; and whether the Internal Revenue Service (“IRS”) will rule in favor of us in connection with the contemplated Private Letter Ruling request. Although the forward-looking statements are based upon what management believes to be reasonable assumptions, investors cannot be assured that actual results will be consistent with these forward-looking statements, and the differences may be material. Further, any forward-looking statement speaks only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
COVID-19 Update
Our water and wastewater services are essential services and we intend to continue to provide those services for our customers. Further, we continue to monitor the impact of COVID-19 pandemic on our business and operations, including how it will impact our customers, employees, suppliers, vendors, and business partners. While the COVID-19 pandemic did not have a material effect on our business operations, results of operations, cash flows, and financial position for the three months ended June 30, 2022, we are unable to predict the ultimate extent to which our business operations, results of operations, cash flows, and financial position will be impacted by the COVID-19 pandemic. The degree to which the COVID-19 pandemic impacts our business operations, results of operations, cash flows, and financial position will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic; its severity; the emergence and severity of its variants; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them; general economic factors, such as increased inflation; supply chain constraints; labor supply issues; restrictions on travel and transportation; and how quickly and to what extent normal economic and operating conditions can resume.
As of June 30, 2022, the COVID-19 pandemic did not have a material impact on uncollectible accounts. Our current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to “Risk Factors” included in Part I, Item 1A of the 2021 10-K for additional risks we face due to the COVID-19 pandemic.
Business Outlook
2021 and the first two quarters of 2022 continued the trend of positive growth in new connections. According to the 2020 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) is the 11th largest MSA in the U.S. and had a population of 4.8 million, an increase of 14% over the 4.2 million people reported in the 2010 Census. Metropolitan Phoenix continues to grow due to its comparatively affordable housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 5.7 million people by 2030 and 6.5 million by 2040. During the three months ended June 30, 2022, Arizona’s employment rate increased by 3.6%, ranking the state in the top twenty nationally for job growth.
According to the W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus Panel (the “Greater Phoenix Blue Chip Panel”), the single-family housing market experienced a period of very rapid growth in 2021 with approximately 31,000 building permits issued. Strong underlying demand and an extreme shortage of existing inventory pushed prices up rapidly. The Greater Phoenix Blue Chip Panel expects this to continue but at a slower pace as lack of product and affordability issues slow demand. We believe that our utilities and service areas are directly in the anticipated path of growth primarily in the Phoenix metropolitan area. Management believes that we are well-positioned to benefit from the near-term growth in the Phoenix metropolitan area due to the availability of lots and existing infrastructure in place within our services areas.
Factors Affecting our Results of Operations
Our financial condition and results of operations are influenced by a variety of industry-wide factors, including but not limited to:
•population and community growth;
•economic and environmental utility regulation;
•economic environment;
•the need for infrastructure investment;
24

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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, increased 4,519 connections, or 8.8% (7.2% annualized growth), from a total of 51,615 as of June 30, 2021, to 56,134 as of June 30, 2022. This increase was primarily due to organic growth in our service areas combined with the acquisition of Global Water - Las Quintas Serenas Water Company, Inc. ("Las Quintas") in November 2021, which contributed 1,257 connections through June 30, 2022.
As of June 30, 2022, active service connections increased 4,500, or 8.8% (7.2% annualized growth), to 55,814 compared to 51,314 active service connections as of June 30, 2021, primarily due to organic growth in our service areas combined with the acquisition of Las Quintas. Approximately 90.9% of the 55,814 active service connections are serviced by our Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”) utilities as of June 30, 2022.

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

To ensure an optimal combination of access to water and water conservation balanced with a fair rate of return for investors, our water utility operating revenue is based on two components: a fixed fee and a consumption or volumetric fee. For our water utilities, the fixed fee, or “basic service charge,” provides access to water for residential usage and has generally been set at a level to produce approximately 50% of total revenue. The volumetric fee is based on the total volume of water supplied to a given customer after the minimum number of gallons, if any, covered by the basic service charge, multiplied by a price per gallon set by a tariff approved by the ACC. A discount to the volumetric rate applies for customers that use less than an amount specified by the ACC. For all investor-owned water utilities, the ACC requires the establishment of inverted tier conservation-oriented rates, meaning that the price of water increases as consumption increases. For wastewater utilities, wastewater collection and treatment can be based on volumetric or fixed fees. Our wastewater utility services are billed based solely on a fixed fee, determined by the size of the water meter installed. Recycled water is sold on a volumetric basis with no fixed fee component.
We are required to file rate cases with the ACC to obtain approval for a change in rates. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. In normal conditions, it would not be uncommon to see us file for a rate increase every three years based on year one being the test year, year two being the rate case filing year, and year three being the rate case award year. However, based on our settlement with the ACC in 2014 and extended new rate phase-in period, we have not initiated the next rate case on this timeline. On August 28, 2020, 12 of our 18 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, as well as the consolidation of water and/or wastewater rates for certain of the utilities, using the year ended December 31, 2019, as the test year for the rate case. Refer to “—Rate Case Activity” for additional information.
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
Access to and Quality of Water Supply
In many areas of Arizona (including certain areas that we service), water supplies are limited, and, in some cases, current usage rates exceed sustainable levels for certain water resources. We currently rely predominantly (and are likely to continue to rely) on the pumping of groundwater and the generation and delivery of recycled water for non-potable uses to meet future demands in our service areas. At present, groundwater (and recycled water derived from groundwater) is the primary water supply available to us. In addition, regulatory restrictions on the use of groundwater and the development of groundwater wells, lack of available water rights, drought, overuse of local or regional sources of water, protection of threatened species or habitats, or other factors, including climate change, may limit the availability of ground or surface water.
Rate Case Activity
On August 28, 2020, 12 of the Company's 18 regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, based on a 2019 test year. In addition to a rate increase, the Company requested, among other things, the consolidation of water and/or wastewater rates for certain of its utilities, including its Red Rock, Santa Cruz, Palo Verde, Picacho Water, and Picacho Utilities located in Pinal County. Of the Company’s utilities filing a rate case, these utilities make up approximately 96% of the Company's active service connections; provide or will provide water, wastewater, and recycled water services; and are expected to create economies of scale that are beneficial to all customers if consolidated.
On July 27, 2022, the ACC issued Rate Decision No. 78644 relating to the Company's recent rate case. Pursuant to Rate Decision No. 78644, the ACC approved a collective annual revenue requirement increase of approximately $2.2 million (including the acquisition premiums discussed below) based on 2019 test year service connections, and phased-in over approximately two years, as follows:

	Incremental	Cumulative
August 1, 2022	$1,457,462	$1,457,462
January 1, 2023	$675,814	$2,133,277
January 1, 2024	$98,585	$2,231,861
The phase-in of additional revenues was determined using a 2019 test year. To the extent that the number of active service connections has increased and continues to increase from 2019 levels, the additional revenues may be greater than the amounts set forth above. On the other hand, if active connections decrease or the Company experiences declining usage per customer, the Company may not realize all of the anticipated revenues.
The ACC also approved; (i) the consolidation of water and/or wastewater rates to create economies of scale that are beneficial to all customers when rates are consolidated.; (ii) acquisition premiums relating to the Company’s acquisitions of its Red Rock and Turner Ranches utilities, which increase the rate base for such utilities and result in an increase in the annual collective revenue requirement included in the table above; (iii) the Company’s ability to annually adjust rates to flow through changes in property tax expense and/or changes in income tax expense, without the necessity of a rate case proceeding; and (iv) a sustainable water surcharge, which will allow semiannual surcharges to be added to customer bills based on verified costs of new water resources.
Finally, Rate Decision No. 78644 requires the Company to work with ACC staff and the Residential Utility Consumer Office to prepare a Private Letter Ruling request to the Internal Revenue Service (“IRS”) to clarify whether the failure to eliminate the deferred taxes attributable to assets condemned in a transaction governed by Section 1033 of the IRC would violate the normalization provisions of Section 168(i)(9) of the Code. If the IRS accepts the request and issues its ruling, a copy must be provided to the ACC. Within 90 days after providing the ruling to the ACC, ACC Staff shall prepare, for ACC consideration, a memorandum and proposed order regarding guidance issued within the Private Letter Ruling. This may result in further action by the ACC, which we are unable to predict due to the uncertainties involved, that could have an adverse impact on our financial condition, results of operations and cash flows.
Certain accounting implications related to Rate Case Decision No. 78644 were recognized and recorded as of June 30, 2022, and are as follows:
•Reclass Red Rock Water, Red Rock Wastewater, and Turner Ranches acquisition premiums of approximately $0.8 million from goodwill to regulatory assets to be included in rate base. The premiums are to be amortized over 25 years.
•Reversal of the 2017 TCJA tax reform regulatory liability of approximately $0.8 million, which was recorded as a reduction to income tax expense for approximately $0.7 million, and as a reduction to interest expense for approximately $0.1 million.
•Write-off of approximately $0.3 million in capitalized rate case costs.
Refer to Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this form 10-Q for additional information.

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
In addition to ICFAs, we have various line extension agreements with developers and builders, through which funds, water line extensions or wastewater line extensions are provided to us by the developers and are considered refundable advances for construction. These AIACs are subject to refund by us to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility services constructed under the agreement over a specified period. Upon the expiration of the agreements’ refunding period, the remaining balance of the AIAC becomes nonrefundable and at that time is considered CIAC. CIAC is amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, a utility plant funded by AIAC and CIAC is excluded from rate base. The taxability of AIAC and CIAC was changed with the enactment of the Federal Tax Cuts and Jobs Act (the "TCJA"). Previously, the majority of AIAC and CIAC that we collected were not taxable; however, with the enactment of the TCJA, they were taxable going forward. On November 27, 2018, the ACC ruled that the utility may require that the contributor pay a gross-up to the utility consisting of 55% of the income tax expense with the utility covering the remaining 45% of the income tax expense. Effective January 1, 2021, CIAC and AIAC for regulated water and sewage disposal facility companies is excluded from income under IRC Section 118. Due to the 2021 IRC Section 118 amendment, the Company refunded $1.4 million in developer taxes paid for contributions made after December 31, 2020. For more details regarding the ruling, refer to "—Corporate Transactions — ACC Tax Docket."
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
On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah and Northern Scottsdale utilities due to the lower corporate tax rates under the TCJA. Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of our revenue requirement under Decision No. 74364 enacted in February 2014. In 2021, the final year of the phase-in, the aggregate annual reductions in revenue for our Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities was approximately $415,000, $669,000, $16,000, and $5,000, respectively. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the difference of the fully phased-in rates applied in 2021 versus the phased-in rates refunded in the years leading up to 2021 (i.e., 2018 through 2020).
Rate Decision No. 76901, however, did not address the impacts of the TCJA on accumulated deferred income taxes (“ADIT”), including excess ADIT (“EADIT”).  Following the ACC's request for a proposal, the Company made its proposal in filings on December 19, 2018 and July 1, 2019. ACC Staff reviewed the Company's filing and requested that the Company defer tariff revisions until such revisions can be considered in the next rate case. ACC Staff also requested that the Company defer consideration of the regulatory assets and regulatory liabilities associated with 2018 EADIT amortization. On July 18, 2019, the Company made a filing proposing these items be deferred to the next rate case. On July 27, 2022, the ACC issued Rate Decision No. 78644, which approved an adjustor mechanism for income taxes. The adjustor mechanism permits the Company to flow through potential changes to state and federal income tax rates as well as refund or collect funds related to TCJA. The Company expects any remaining TCJA recovery to be addressed through the income tax adjustor. Refer to " — Rate Case Activity" for additional information regarding the Company's recently approved rate case.
On November 27, 2018, February 20, 2019, February 28, 2019, and January 23, 2020, the ACC adopted orders relating to the funding for income taxes on CIAC and AIAC (which became taxable for our regulated utilities under the TCJA). Those orders 1) require that under the hybrid sharing method, a contributor will pay a gross-up to the utility consisting of 55% of the income tax expense with the utility covering the remaining 45% of the income tax expense; 2) remove the full gross-up method option for Class A and B utilities and their affiliates (which includes all of our utilities); 3) ensure proper ratemaking treatment of a utility using the self-pay method; 4) clarify that pass-through entities that are owned by a “C” corporation can recover tax expense according to methods allowed; and 5) require Class A and B utilities to self-pay the taxes associated with hook-up fee contributions but permit using a portion of the hook-up fees to fund these taxes. The Company's utilities adopted the hybrid sharing method for income tax on CIAC and AIAC.
Effective January 1, 2021, CIAC and AIAC for regulated water and sewage disposal facility companies were excluded from income under Internal Revenue Code ("IRC") Section 118.
Definitive Agreement to Acquire Farmers Water Company
On April 14, 2022 the Company signed a definitive agreement to acquire Farmers Water Company, an operator of a water utility with service area in Pima County, Arizona, subject to customary closing conditions and ACC approval. The acquisition, if completed, is expected to add approximately 3,300 active water service connections, approximately $1.5 million in annual revenue, and 21.1 square miles of CC&N service area in Sahuarita, Arizona.
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
Comparison of Results of Operations for the Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2022	2021
Revenues	$11,707	$10,944
Operating expenses	9,245	8,605
Operating income	2,462	2,339
Total other income/(expense)	(505)	284
Income before income taxes	1,957	2,623
Income tax expense	150	(641)
Net income	$2,107	$1,982

Basic earnings per common share	$0.09	$0.09
Diluted earnings per common share	$0.09	$0.09
Revenues – The following table summarizes our revenues for the three months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,
	2022	2021
Water services	$5,682	$5,250
Wastewater and recycled water services	6,020	5,676
Unregulated revenues	5	18
Total revenues	$11,707	$10,944
Total revenues increased $0.8 million, or 7.0%, to $11.7 million for the three months ended June 30, 2022 compared to $10.9 million for the three months ended June 30, 2021. The increase in revenue was primarily driven by the 8.8% increase in active service connections due to organic growth and new connections associated with the acquisition of Las Quintas in November 2021.

Water Services – Water services revenue increased $0.4 million, or 8.2%, to $5.7 million for the three months ended June 30, 2022 compared to $5.3 million for the three months ended June 30, 2021. The increase in water services revenues was primarily related to growth in connections.
Water services revenue based on consumption increased $0.1 million, or 5.6%, to $2.8 million for the three months ended June 30, 2022 compared to $2.7 million for the three months ended June 30, 2021. The increase was primarily driven by increases in commercial and residential consumption for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Active water connections increased 11.1% to 29,627 as of June 30, 2022 from 26,678 as of June 30, 2021, was primarily due to organic growth in our service areas combined with new connections associated with the acquisition of Las Quintas.
Water consumption increased 8.1% to 1.1 billion gallons for the three months ended June 30, 2022 from 989 million gallons for the three months ended June 30, 2021. The increase in consumption was primarily related to increased connections.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.3 million, or 10.5%, to $2.7 million for the three months ended June 30, 2022 from $2.4 million for the three months ended June 30, 2021. The increase was primarily driven by an increase in active service connections which included organic growth combined with new connections associated with the acquisition of Las Quintas.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.3 million, or 6.1%, to $6.0 million for the three months ended June 30, 2022 compared to $5.7 million for the three months ended June 30, 2021. The increase in wastewater and recycled water services revenue was primarily driven by an increase in wastewater services revenue. The increase in wastewater services revenue reflects the increase in active wastewater connections, which increased 6.3% to 26,187 as of June 30, 2022, from 24,636 as of June 30, 2021.
Recycled water services revenue, which is based on the number of gallons delivered, was $0.4 million for both the three months ended June 30, 2022 and 2021. The volume of recycled water delivered for both the three months ended June 30, 2022 and 2021 was 258 million gallons.
Operating Expenses – The following table summarizes our operating expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,
	2022	2021
Operations and maintenance	$2,942	$2,480
General and administrative	3,876	3,717
Depreciation and amortization	2,427	2,408
Total operating expenses	$9,245	$8,605
Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, increased $0.5 million, or 18.6%, to $2.9 million for the three months ended June 30, 2022 compared to $2.5 million for the three months ended June 30, 2021.
Personnel and related expenses increased $0.2 million, or 28.4%, to $0.9 million for the three months ended June 30, 2022 compared to $0.7 million for the three months ended June 30, 2021. The increase was primarily driven by increased salaries and wages expense and medical insurance due to an increase in head count.
Repairs and maintenance expenses increased $0.1 million to $0.2 million for the three months ended June 30, 2022 compared to $0.1 million for the same period in 2021. The increase was primarily related to maintenance costs for plant equipment.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $0.2 million, or 4.3%, to $3.9 million for the three months ended June 30, 2022 compared to $3.7 million for the three months ended June 30, 2021.
Professional fees increased $0.2 million to $0.7 million for the three months ended June 30, 2022 compared to $0.5 million for the three months ended June 30, 2021. The increase was primarily attributable to legal fees incurred relating to our rate case, capital raise transaction, and for acquisition related matters for the three months ended June 30, 2022.

Depreciation and amortization - Depreciation and amortization expense increased slightly by less than $0.1 million, or 0.8%, at $2.4 million for both the three months ended June 30, 2022 and 2021, and was primarily related to depreciation of fixed assets.
Other Income/Expense – Other expense totaled $0.5 million for the three months ended June 30, 2022, compared to other income of $0.3 million for the three months ended June 30, 2021. The $0.8 million decrease was primarily attributable to the non-recurring income recognized in the three months ended June 30, 2021 related to the sale of a wireless communication tower in addition to a decrease in interest expense of $0.3 million for the three months ended June 30, 2022 compared to the same period in 2021. This was partially offset by higher income of $0.4 million related to the Buckeye growth premiums received for the three months ended June 30, 2022 compared to the same period in 2021.
Income Tax Expense – Income tax expense decreased $0.8 million to $0.2 million for the three months ended June 30, 2022 compared to tax expense of $0.6 million for the three months ended June 30, 2021. The decrease was primarily driven by the reversal of approximately $0.7 million related to Rate Case Decision No. 78644.
Net Income – Net income totaled $2.1 million for the three months ended June 30, 2022 compared to $2.0 million for the three months ended June 30, 2021.
Comparison of Results of Operations for the Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands, except per share amounts):

	For the Six Months Ended June 30,
	2022	2021
Revenues	$21,736	$20,202
Operating expenses	17,911	16,820
Operating income	3,825	3,382
Total other expense	(636)	(1,021)
Income before income taxes	3,189	2,361
Income tax expense	(193)	(596)
Net income	$2,996	$1,765

Basic earnings per common share	$0.13	$0.08
Diluted earnings per common share	$0.13	$0.08
Revenues – The following table summarizes our revenues for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Water services	$10,030	$9,236
Wastewater and recycled water services	11,701	10,919
Unregulated revenues	5	47
Total revenues	$21,736	$20,202
Total revenues increased $1.5 million, or 7.6%, to $21.7 million for the six months ended June 30, 2022 compared to $20.2 million for the six months ended June 30, 2021. The increase in revenue reflects the 8.8% increase in active service connections due to organic growth, combined with new connections associated with the acquisition of Las Quintas and increases in consumption.
Water Services – Water services revenue increased $0.8 million, or 8.6%, to $10.0 million for the six months ended June 30, 2022 compared to $9.2 million for the six months ended June 30, 2021. The increase in water services revenues was primarily related to growth in connections.
Water services revenue based on consumption increased by $0.2 million, or 4.4%, to $4.4 million for the six months ended June 30, 2022 compared to $4.2 million for the six months ended June 30, 2021. This increase was primarily driven by increases in commercial and residential consumption as well as growth in connections.

Active water connections increased 11.1% to 29,627 as of June 30, 2022 from 26,678 as of June 30, 2021, primarily due to organic growth in our service areas combined with new connections associated with the acquisition of Las Quintas.
Water consumption increased by 91 million gallons, or 5.6%, to 1.7 billion gallons for the six months ended June 30, 2022 compared to 1.6 billion for the six months ended June 30, 2021. The increase was primarily related to the increases in commercial and construction consumption as well as growth in connections partially offset by lower consumption from irrigation resulting from higher precipitation.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.5 million, or 10.6%, to $5.3 million for the six months ended June 30, 2022 compared to $4.8 million for the six months ended June 30, 2021. The increase was primarily due to the increase in active service connections, which included organic growth combined with new connections associated with the acquisition of Las Quintas.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.8 million, or 7.2%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in wastewater services revenue reflects the increase in active wastewater connections, which increased 6.3% to 26,187 as of June 30, 2022, from 24,636 as of June 30, 2021.
Recycled water services revenue, which is based on the number of gallons delivered, increased 1.3%, but remained consistent at $0.6 million for both the six months ended June 30, 2022 and 2021. The increase in recycled water services revenue was primarily driven by the increase in number of gallons consumed. The volume of recycled water delivered increased 3 million gallons, or 0.8%, to 355 million gallons for the six months ended June 30, 2022 compared to 352 million gallons for the six months ended June 30, 2021.
Operating Expenses – The following table summarizes our operating expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Operations and maintenance	$5,485	$4,979
General and administrative	7,656	7,207
Depreciation and amortization	4,770	4,634
Total operating expenses	$17,911	$16,820
Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, increased $0.5 million, or 10.2%, to $5.5 million for the six months ended June 30, 2022 compared to $5.0 million for the six months ended June 30, 2021.
Property tax expense increased $0.1 million but remained constant at $1.3 million for both the six months ended June 30, 2022 and 2021. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues. As revenues increase, we expect property taxes to also increase.
Total personnel and related expenses increased $0.1 million, or 8.3%, to $1.7 million for the six months ended June 30, 2022 compared to $1.5 million for the six months ended June 30, 2021, primarily due to increased salary and wages expense and medical benefits expense due to an increase in head count.
Utilities and related expense increased $0.1 million, or 8.9%, to $1.1 million for the six months ended June 30, 2022 from $1.0 million for the six months ended June 30, 2021. The increase was primarily related to increased electric utility consumed for operations, which aligned with the increase in revenue.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $0.4 million, or 6.2%, to $7.7 million for the six months ended June 30, 2022 compared to $7.2 million for the six months ended June 30, 2021.
Personnel and related expenses increased $0.4 million, or 14.9%, to $3.0 million for the six months ended June 30, 2022 compared to $2.6 million for the six months ended June 30, 2021. The increase was primarily related to increases in salaries and wages for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Professional fees expenses increased $0.5 million, or 50.5%, to $1.4 million for the six months ended June 30, 2022 from $0.9 million for the six months ended June 30, 2021. The increase was primarily related to legal fees incurred relating to our rate case, capital raise transaction, and acquisitions related matters for the six months ended June 30, 2022.
Board compensation expenses decreased $0.3 million to $0.1 million for the six months ended June 30, 2022 compared to $0.4 million for the six months ended June 30, 2021. The decrease was primarily driven by the decrease in stock price for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Depreciation and amortization - Depreciation and amortization expense increased approximately $0.2 million, or 2.9%, to $4.8 million for the six months ended June 30, 2022, from $4.6 million for the six months ended June 30, 2021. The increase was primarily driven by increased depreciation due to the increase in fixed assets.
Other Income/Expense – Other expense totaled $0.6 million for the six months ended June 30, 2022 compared to other expense of $1.0 million for the six months ended June 30, 2021. The $0.4 million improvement in other expense was primarily driven by the decrease in interest expense combined with $1.5 million of income recognized on the sale of a wireless communication tower during the six months ended June 30, 2021, partially offset by higher income of $1.4 million related to the Buckeye growth premiums received for the six months ended June 30, 2022 compared to six months ended June 30, 2021.
Income Tax Expense – Income tax expense decreased $0.4 million to $0.2 million for the six months ended June 30, 2022 compared to $0.6 million for the six months ended June 30, 2021. The decrease was primarily driven by the reversal of approximately $0.7 million related to Rate Case Decision No. 78644.
Net Income – Net income totaled $3.0 million for the six months ended June 30, 2022 compared to net income of $1.8 million for the six months ended June 30, 2021. The $1.2 million increase was primarily attributed to the $0.4 million improvement in total other expense coupled with the $0.4 million increase in operating income and the decrease in income tax expense for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Outstanding Share Data
As of August 10, 2022, there were 23,866,609 shares of our common stock outstanding and stock based awards to acquire an additional 755,695 shares of our common stock outstanding.
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
As of June 30, 2022, we have no notable near-term cash expenditures, other than the principal payments for our Series B senior secured notes in the amount of $1.9 million due in December 2022 and $1.9 million due in June 2023. While specific facts and circumstances could change, we believe that we have sufficient cash on hand, the ability to draw on our $15.0 million revolving line of credit (which reflects the increased borrowing amount under this recently amended facility as discussed below), and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan, as well as remain in compliance with our debt covenants, for the next twelve months and beyond.

In March 2014, we initiated a dividend program to declare and pay a monthly dividend. On November 30, 2021, we announced a monthly dividend increase from $0.02434 per share ($0.29208 per share annually) to $0.02458 per share ($0.29496 per share annually). Although we expect monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of our board of directors and is subject to legal requirements and debt service ratio covenant requirements (refer to “—Senior Secured Notes" and "—Revolving Line of Credit").
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
For the six months ended June 30, 2022, our net cash provided by operating activities totaled $11.9 million compared to $7.4 million for the six months ended June 30, 2021. The $4.5 million increase in cash from operating activities was primarily driven by the increases in accounts payable and other current and noncurrent liabilities relating to CIAC from developers for the six months ended June 30, 2022 compared to June 30, 2021.
Cash from Investing Activities
Our net cash used in investing activities totaled $14.8 million for the six months ended June 30, 2022 compared to $6.4 million for the six months ended June 30, 2021. The $8.4 million increase in cash used in investing activities was primarily driven by an increase in capital expenditures of $8.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
We continue to invest capital prudently in our existing, core service areas where we are able to deploy our Total Water Management model as this includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors. Although we currently plan for capital expenditures in the second half of the year to continue in amounts comparable to the first half of the year, we may reduce capital expenditures to correspond with any decreases in demand for housing in our service areas.
Cash from Financing Activities
Our net cash used in financing activities totaled $3.8 million for the six months ended June 30, 2022 compared to $1.6 million in cash used in financing activities for the six months ended June 30, 2021. This change was primarily driven by the $1.9 million principal payment for our Series B senior secured notes for the six months ended June 30, 2022, for which there was no comparable payment for the six months ended June 30, 2021.
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
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest, and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of June 30, 2022, the Company was in compliance with its financial debt covenants.
Debt issuance costs as of both June 30, 2022 and December 31, 2021 remained consistent at $0.5 million.
Revolving Line of Credit

On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation (the "Northern Trust Loan Agreement") for a two-year revolving line of credit initially up to $10.0 million with an initial maturity date of April 30, 2022. This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, initially bore an interest rate equal to the London Interbank Offered Rate (LIBOR) plus 2.00% and has no unused line fee. This credit facility replaced the previous revolving line of credit with MidFirst Bank, which was terminated in April 2020. As of June 30, 2022, we had no outstanding borrowings under this credit line.
On April 30, 2021, the Company and The Northern Trust Company entered into an amendment to the loan agreement pursuant to which, among other things, the maturity date for the revolving line of credit was extended to April 30, 2024.
On July 26, 2022, the Company and The Northern Trust Company entered into a second amendment to the loan agreement, which, among other things, further extended the maturity date for the revolving line of credit to July 1, 2024, increased the maximum principal amount available for borrowing to $15.0 million and replaced the LIBOR interest rate provisions. Refer to Note 1 – “Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements" ” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.
Similar to the senior secured notes, the Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the debt ratio drops to 1.20. Additionally, the Northern Trust Loan Agreement contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants were subject to various qualifications and limitations as set forth in the Northern Trust Loan Agreement. Pursuant to the Northern Trust Loan Agreement, the revolving credit facility is subject to certain customary events of default after which the revolving credit facility could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. Refer to Note 11 — "Debt" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information. As of June 30, 2022, the Company was in compliance with its financial debt covenants.
Financing Activity
On August 1, 2022, the Company completed a public offering of 1,150,000 shares of common stock at $13.50 per share, which includes 150,000 shares issued and sold to the underwriter following the exercise in full of its option to purchase additional shares of common stock. The gross proceeds to the Company from the offering were approximately $15.5 million before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Certain directors and/or their affiliates purchases shares of common stock in the offering.
Contractual Obligations
There have been no material changes in our reported contractual obligations from those disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” in the 2021 10-K.
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
There have been no significant changes to our critical accounting policies from those disclosed under “Managements’ Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Judgments, and Estimates” in the 2021 10-K.
Off Balance Sheet Arrangements
As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may, from time to time, be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. To our knowledge, we are not involved in any legal proceeding which is expected to have a material effect on us.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in Part I, Item 1A of the 2021 10-K. There have been no material changes in our risk factors from those discussed in “Risk Factors” included in Part I, Item 1A of the 202110-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended June 30, 2022.
b) Use of Proceeds
None.
c) Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2022	—	$—	—	—
May 1 to 31, 2022	61,191	13.92	—	—
June 1 to 30, 2022	5,600	13.96	—	—
Total	66,791	$13.92	—

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

Global Water Resources, Inc.

Date:	August 10, 2022	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)