Form 10-Q
period 2022-09-30
Global Water Resources, Inc.
filed 2022-11-10
CIK 1434728

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 9, 2022, the registrant had 23,866,286 shares of common stock, $0.01 par value per share, outstanding.

Table of Contents

Table of Contents                PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Land	$1,480	$1,338
Depreciable property, plant and equipment	331,279	313,700
Construction work-in-progress	69,307	53,511
Other	697	697
Less accumulated depreciation	(122,155)	(113,380)
Net property, plant and equipment	280,608	255,866
CURRENT ASSETS:
Cash and cash equivalents	15,613	12,637
Accounts receivable — net	2,349	1,994
Customer payments in-transit	439	201
Unbilled revenue	2,767	2,510
Prepaid expenses and other current assets	1,841	1,645
Total current assets	23,009	18,987
OTHER ASSETS:
Goodwill	5,082	5,730
Intangible assets — net	10,259	10,339
Regulatory asset	3,234	2,336
Restricted cash	975	806
Right-of -use asset	1,986	—
Other noncurrent assets	33	10
Total other assets	21,569	19,221
TOTAL ASSETS	325,186	294,074
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	4,050	2,120
Accrued expenses	9,593	9,191
Customer and meter deposits	1,668	1,646
Long-term debt — current portion	3,833	3,975
Leases — current portion	612	—
Total current liabilities	19,756	16,932
NONCURRENT LIABILITIES:
Long-term debt	106,851	108,933
Long-term lease liabilities	1,729	—
Deferred revenue - ICFA	20,870	19,035
Regulatory liability	6,460	7,421
Advances in aid of construction	91,745	84,578
Contributions in aid of construction — net	26,354	21,326
Deferred income tax liabilities — net	3,811	3,269
Acquisition liability	1,762	1,773
Other noncurrent liabilities	814	778
Total noncurrent liabilities	260,396	247,113
Total liabilities	280,152	264,045
Commitments and contingencies (Refer to Note 15)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 24,094,144 and 22,832,013 shares issued as of September 30, 2022 and December 31, 2021, respectively.	239	228
Treasury stock, 224,100 and 182,445 shares at September 30, 2022 and December 31, 2021, respectively.	(2)	(2)
Paid in capital	44,797	29,803
Retained earnings	—	—
Total shareholders' equity	45,034	30,029
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	325,186	294,074
See accompanying notes to the condensed consolidated financial statements

Table of Contents                PART I—FINANCIAL INFORMATION
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES:
Water services	$5,824	$5,067	$15,854	$14,303
Wastewater and recycled water services	6,069	5,645	17,770	16,564
Unregulated revenues	—	692	5	739
Total revenues	11,893	11,404	33,629	31,606

OPERATING EXPENSES:
Operations and maintenance	2,775	2,677	8,260	7,656
General and administrative	3,923	4,078	11,579	11,285
Depreciation and amortization	2,429	2,356	7,199	6,990
Total operating expenses	9,127	9,111	27,038	25,931
OPERATING INCOME	2,766	2,293	6,591	5,675

OTHER INCOME (EXPENSE):
Interest income	21	4	25	17
Interest expense	(1,093)	(1,279)	(3,355)	(3,957)
Other	604	803	2,226	2,447
Total other expense	(468)	(472)	(1,104)	(1,493)

INCOME BEFORE INCOME TAXES	2,298	1,821	5,487	4,182
INCOME TAX BENEFIT (EXPENSE)	(612)	(323)	(805)	(919)
NET INCOME	$1,686	$1,498	$4,682	$3,263

Basic earnings per common share	$0.07	$0.07	$0.20	$0.14
Diluted earnings per common share	$0.07	$0.07	$0.20	$0.14
Dividends declared per common share	$0.07	$0.07	$0.22	$0.22

Weighted average number of common shares used in the determination of:
Basic	23,467,035	22,634,946	22,937,265	22,614,423
Diluted	23,595,459	22,940,123	23,111,881	22,900,276

See accompanying notes to the condensed consolidated financial statements

Table of Contents                PART I—FINANCIAL INFORMATION
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2020	22,690,477	$227	(102,711)	$(1)	$31,962	$—	$32,188
Dividend declared $0.07 per share	—	—	—	—	(1,650)	—	(1,650)
Treasury stock	—	—	(398)	—	—	—	—
Stock option exercise	628	—	—	—	—	—	—
Stock compensation	—	—	—	—	271	—	271
Net income	—	—	—	—	—	(217)	(217)
BALANCE - March 31, 2021	22,691,105	$227	(103,109)	$(1)	$30,583	$(217)	$30,592
Dividend declared $0.07 per share	—	—	—	—	330	(1,982)	(1,652)
Issuance of common stock	54,163	—	—	—	—	—	—
Treasury stock	—	—	(24,599)	—	4	—	4
Stock option exercise	2,875	—	—	—	—	—	—
Stock compensation	—	—	—	—	38	—	38
Net income	—	—	—	—	—	1,982	1,982
BALANCE - June 30, 2021	22,748,143	$227	(127,708)	$(1)	$30,955	$(217)	$30,964
Dividend declared $0.07 per share	—	—	—	—	(151)	(1,498)	(1,649)
Issuance of common stock	—	—	(53,994)	(1)	—	—	(1)
Stock option exercise	82,745	1	—	—	—	—	1
Stock compensation	—	—	—	—	112	—	112
Net income	—	—	—	—	—	1,498	1,498
BALANCE - September 30, 2021	22,830,888	$228	(181,702)	$(2)	$30,916	$(217)	$30,925

BALANCE - December 31, 2021	22,832,013	$228	(182,445)	$(2)	$29,803	$—	$30,029
Dividend declared $0.07 per share	—	—	—	—	(781)	(889)	(1,670)
Stock option exercise	250	—	—	—	3	—	3
Stock compensation	—	—	—	—	389	—	389
Net income	—	—	—	—	—	889	889
BALANCE - March 31, 2022	22,832,263	$228	(182,445)	$(2)	$29,414	$—	$29,640
Dividend declared $0.07 per share	—	—	—	—	433	(2,107)	(1,674)
Stock option exercise	107,548	—	—	—	—	—	—
Treasury stock	—	—	(40,756)	—	(257)	—	(257)
Stock compensation	—	—	—	—	45	—	45
Net income	—	—	—	—	—	2,107	2,107
BALANCE - June 30, 2022	22,939,811	$228	(223,201)	$(2)	$29,635	$—	$29,861
Dividend declared $0.07 per share	—	—	—	—	537	(1,686)	(1,149)
Issuance of common stock	1,150,000	11	—	—	14,862	—	14,873
Treasury stock	—	—	(899)	—	(282)	—	(282)
Stock compensation	—	—	—	—	45	—	45
Net income	—	—	—	—	—	1,686	1,686
BALANCE - September 30, 2022	24,089,811	$239	(224,100)	$(2)	$44,797	$—	$45,034
See accompanying notes to the condensed consolidated financial statements

Table of Contents                PART I—FINANCIAL INFORMATION
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,682	$3,263
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	786	2,530
Depreciation and amortization	7,199	6,990
Right of use amortization	104	—
Amortization of deferred debt issuance costs and discounts	33	33
Other losses	(3)	35
Provision for doubtful accounts receivable	79	48
Deferred income tax expense	542	820
Changes in assets and liabilities:
Accounts receivable	(433)	171
Other current assets	(717)	(1,012)
Accounts payable and other current liabilities	1,170	(1,240)
Other noncurrent assets	335	(299)
Other noncurrent liabilities	5,961	3,896
Net cash provided by operating activities	19,738	15,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,324)	(11,794)
Cash paid for acquisitions, net of cash acquired	(85)	(5)
Other cash flows from investing activities	(24)	—
Net cash used in investing activities	(25,433)	(11,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(5,075)	(4,950)
Advances in aid of construction	2,145	3,366
Proceeds from stock option exercise	3	4
Principal payments under finance lease	—	(108)
Refunds of advances for construction	(1,105)	(968)
Loan repayments	(103)	(1)
Repayments of bond	(1,917)	—
Proceeds from sale of stock	14,892	—
Net cash (used) provided by financing activities	8,840	(2,657)
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	3,145	779
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	13,443	21,305
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$16,588	$22,084

See accompanying notes to the condensed consolidated financial statements

Table of Contents                PART I—FINANCIAL INFORMATION
Supplemental disclosure of cash flow information:

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$15,613	$21,241
Restricted cash	975	843
Total cash, cash equivalents, and restricted cash	$16,588	$22,084

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 are unaudited. The December 31, 2021 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021. In our opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Corporate Transactions
Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.
On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company, Inc. ("Valencia") to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. The Company received growth premiums of $0.6 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $2.2 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was due to increased meter connections in the area over the prior year period.
Arizona Corporation Commission (the “ACC”) Tax Docket
The Company had a regulatory asset of $3.2 million and $2.3 million at September 30, 2022 and December 31, 2021, respectively, and regulatory liabilities of $0 and $0.8 million at September 30, 2022 and December 31, 2021, respectively, related to the Federal Tax Cuts and Jobs Act (the "TCJA") signed into law on December 22, 2017. Under Accounting Standards Codification ("ASC") 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred income taxes were re-measured based upon the new tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers. Effective as of June 30, 2022, the Company reversed the regulatory liability balance of $0.8 million related to the TCJA due to Rate Decision No. 78644. Refer to Note 2 - "Regulatory Decision and Related Accounting Policy and Changes."
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
Rate Decision No. 76901, however, did not address the impacts of the TCJA on accumulated deferred income taxes (“ADIT”), including excess ADIT (“EADIT”). Following the ACC's request for a proposal, the Company made its proposal in filings on December 19, 2018 and July 1, 2019. ACC Staff reviewed the Company's filing and requested that the Company defer tariff revisions until such revisions were to be considered in the next rate case. ACC Staff also requested that the Company defer consideration of the regulatory assets and regulatory liabilities associated with 2018 EADIT amortization. On July 18, 2019, the Company made a filing proposing these items be deferred to the next rate case. On July 27, 2022, the ACC issued Rate Decision No. 78644, which approved an adjustor mechanism for income taxes. The adjustor mechanism permits the Company to flow through potential changes to state and federal income tax rates as well as refund or collect funds related to TCJA. The Company expects any remaining TCJA recovery to be addressed through the income tax adjustor. Refer to Note 2 — "Regulatory Decision and Related Accounting and Policy Changes" for additional information regarding the Company's recently approved rate case.
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
Revolving Line of Credit
On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation (the "Northern Trust Loan Agreement"), for a two-year revolving line of credit initially up to $10.0 million with an initial maturity date of April 30, 2022. This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, initially bore an interest rate equal to the London Interbank Offered Rate (LIBOR) plus 2.00% and has no unused line fee. This credit facility replaced the previous revolving line of credit with MidFirst Bank, which was terminated in April 2020. As of September 30, 2022, we had no outstanding borrowings under this credit line.
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
Definitive Agreement to Acquire Farmers Water Co.
On April 14, 2022, the Company signed a definitive agreement to acquire Farmers Water Co., an operator of a water utility with service area in Pima County, Arizona, subject to customary closing conditions and ACC approval. The acquisition, if completed, is expected to add approximately 3,300 active water service connections, approximately $1.5 million in annual revenue, and 21.1 square miles Certificate of Convenience & Necessity ("CC&N") service area in Sahuarita, Arizona. On October 3, 2022, the Company filed an application with the ACC in connection with the acquisition of Farmers Water Co. The timing of the close of the acquisition is dependent upon regulatory approval and other closing conditions.
Public Offering of Common Stock
On August 1, 2022, the Company completed a public offering of 1,150,000 shares of common stock at a public offering price of $13.50 per share, which included 150,000 shares issued and sold to the underwriter following the exercise in full of its option to purchase additional shares of common stock. The Company received net proceeds of approximately $14.9 million from the offering after deducting underwriting discounts and commissions and offering expenses paid by the Company. Certain directors and/or their affiliates purchased an aggregate of the 652,000 shares of common stock at the public offering price.
Significant Accounting Policies
Basic and Diluted Earnings per Common Share
Diluted earnings per share is based upon the weighted average number of common shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock awards granted.
As of September 30, 2022, the Company had 518,231 options outstanding to acquire an equivalent number of shares of GWRI common stock. The 318,321 options outstanding from the 2017 option grant equated to 99,245 and 113,613 common share equivalents for the three and nine months ended September 30, 2022, respectively, which were included within the calculation of diluted earnings per share for the three and nine months ended September 30, 2022. The remaining 199,910 options outstanding from the 2019 option grant equated to 21,490 and 30,023 common share equivalents for the three and nine months ended September 30, 2022, respectively, which were included within the calculation of diluted earnings per share for the three and nine months ended September 30, 2022. As of September 30, 2022, there were 15,000 and 95,134 restricted stock awards outstanding from the 2020 grant and 2021 grant, respectively. The 15,000 restricted stock awards outstanding from the 2020 grant equated to 7,690 and 30,980 common share equivalents for the three and nine months ended September 30, 2022, respectively, which were included within the calculation of diluted earnings per share for the three and nine months ended September 30, 2022. The 95,134 restricted stock awards outstanding from the 2021 grant for the three and nine months ended September 30, 2022 were not included within the dilutive earnings per share calculation, as to do so would be antidilutive.
As of September 30, 2021, the Company had 537,731 options outstanding to acquire an equivalent number of shares of GWRI common stock. The 320,321 options outstanding from the 2017 option grant equated to 171,669 and 167,320 common share equivalents for the three and nine months ended September 30, 2021, respectively, which were included within the calculation of diluted earnings per share for the three and nine months ended September 30, 2021. The remaining 217,410 options outstanding from the 2019 option grant equated to 70,674 and 61,755 common share equivalents for the three and nine months ended September 30, 2021, respectively, which were included within the calculation of diluted earnings per share for the three and nine months ended September 30, 2021. As of September 30, 2021, there were 74,164 restricted stock awards outstanding from the 2020 grant. The 74,164 restricted stock awards outstanding equated to 42,362 and 56,777 common share equivalents for the three and nine months ended September 30, 2021, respectively, which were included within the calculation of diluted earnings per share for the three and nine months ended September 30, 2021. As of September 30, 2021, there were 143,800 restricted stock awards outstanding from the 2021 grant and equated to 20,472 for the three months ended September 30, 2021. The 143,800 restricted stock awards outstanding from grant 2021 were not included within the calculation of diluted earnings per share for the three and nine months ended September 30, 2021, as to do so would be antidilutive.
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
On August 28, 2020, 12 of the Company's regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, based on a 2019 test year. In addition to a rate increase, the Company requested, among other things, the consolidation of water and/or wastewater rates for certain of its utilities, including its Red Rock, Santa Cruz, Palo Verde, Picacho Water, and Picacho Utilities located in Pinal County. Of the Company’s utilities filing a rate case, these utilities made up approximately 96% of the Company's active service connections at the time of the filing of the rate case application.
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
The ACC also approved: (i) the consolidation of water and/or wastewater rates to create economies of scale that are beneficial to all customers when rates are consolidated.; (ii) acquisition premiums relating to the Company’s acquisitions of its Red Rock and Turner Ranches utilities, which increase the rate base for such utilities and result in an increase in the annual collective revenue requirement included in the table above; (iii) the Company’s ability to annually adjust rates to flow through changes in property tax expense and/or changes in income tax expense, without the necessity of a rate case proceeding; and (iv) a sustainable water surcharge, which will allow semiannual surcharges to be added to customer bills based on verified costs of new water resources.
Finally, Rate Decision No. 78644 requires the Company to work with ACC staff and the Residential Utility Consumer Office to prepare a Private Letter Ruling request to the Internal Revenue Service (“IRS”) to clarify whether the failure to eliminate the deferred taxes attributable to assets condemned in a transaction governed by Section 1033 of the IRC would violate the normalization provisions of Section 168(i)(9) of the IRC. If the IRS accepts the request and issues its ruling, a copy must be provided to the ACC. Within 90 days after providing the ruling to the ACC, ACC Staff shall prepare, for ACC consideration, a memorandum and proposed order regarding guidance issued within the Private Letter Ruling. This may result in further action by the ACC, which we are unable to predict due to the uncertainties involved, that could have an adverse impact on our financial condition, results of operations and cash flows.
Certain accounting implications related to Rate Decision No. 78644 were recognized and recorded as of June 30, 2022, and are as follows:
•Reclassification of Red Rock Water, Red Rock Wastewater, and Turner Ranches acquisition premiums of approximately $0.8 million in the aggregate from goodwill to regulatory assets to be included in rate base. The premiums are to be amortized over 25 years.
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
As of September 30, 2022 and December 31, 2021, ICFA deferred revenue recorded on the consolidated balance sheet totaled $20.9 million and $19.0 million, respectively, which represents deferred revenue recorded for ICFA funds received on contracts.
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
As of September 30, 2022, regulatory liability recorded on the consolidated balance sheet totaled $6.5 million, of which $5.9 million relates to the offset of intangible assets related to ICFA contracts obtained in connection with our Santa Cruz, Palo Verde, and Sonoran acquisitions, and the remaining $0.6 million relates to the TCJA rate reduction mandated by the ACC pursuant to Rate Decision No. 76901.
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

Disaggregated Revenues
For the three and nine months ended September 30, 2022 and 2021, disaggregated revenues from contracts with customers by major source and customer class are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REGULATED REVENUE
Water Services
Residential	$4,104	$3,599	$11,395	$10,250
Irrigation	955	836	2,283	2,315
Commercial	295	239	907	656
Construction	246	178	586	517
Other water revenues	224	215	683	565
Total water revenues	5,824	5,067	15,854	14,303
Wastewater and recycled water services
Residential	5,488	4,997	15,858	14,687
Commercial	73	257	600	760
Recycled water revenues	428	289	1,017	871
Other wastewater revenues	80	102	296	246
Total wastewater and recycled water revenues	6,069	5,645	17,770	16,564
TOTAL REGULATED REVENUE	11,893	10,712	33,624	30,867
UNREGULATED REVENUE
ICFA revenues	—	692	—	692
Rental revenues	—	—	5	47
TOTAL UNREGULATED REVENUE	—	692	5	739
TOTAL REVENUE	$11,893	$11,404	$33,629	$31,606
Contract Balances
Our contract assets and liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
CONTRACT ASSETS
Accounts receivable
Water services	$1,409	$1,139
Wastewater and recycled water services	1,079	988
Total contract assets	$2,488	$2,127
CONTRACT LIABILITIES
Deferred revenue - ICFA	$20,870	$19,035
Refund liability - regulated	—	762
Total contract liabilities	$20,870	$19,797
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $20.9 million and $19.0 million at September 30, 2022 and December 31, 2021, respectively. Deferred revenue - ICFA is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. Due to the uncertainty of future events, the Company is unable to estimate when to expect recognition of deferred revenue - ICFA.

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
On January 10, 2022, the Company entered into a five-year finance lease for office equipment which expires on January 31, 2027. There is no purchase option in the lease agreement but the Company controls and obtains substantially all of the benefit from the identified asset. The lease does not provide an implicit borrowing rate (“IBR”), and as such, we used an estimated IBR of 2.39% which was derived from The Treasury High Quality Market Corporate Bond Yield Curve.
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
Right-of-use assets at September 30, 2022 and December 31, 2021 consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Finance Leases	$422	$—
Operating Lease	1,564	—
Total	$1,986	$—
Lease liabilities at September 30, 2022 and December 31, 2021 consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Finance Leases	$1,055	$341
Operating Lease	1,286	—
Total	$2,341	$341
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at September 30, 2022 and December 31, 2021 consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Plant, equipment, and water and sewer lines	$328,374	$311,041
Computers, office equipment and software	2,905	2,659
Total property, plant and equipment	$331,279	$313,700
Depreciation of property, plant, and equipment is computed based on the estimated useful lives as follows:

Useful Lives
Plant, equipment, and water and sewer lines	5 to 50 years
Computers, office equipment and software	3 to 15 years

6. ACCOUNTS RECEIVABLE
Accounts receivable as of September 30, 2022 and December 31, 2021 consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Billed receivables	$2,488	$2,126
Less allowance for doubtful accounts	(139)	(132)
Accounts receivable – net	$2,349	$1,994
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The goodwill balance was $5.1 million at September 30, 2022. The balance is related to the Turner, Red Rock, Mirabell, Francesca, Tortolita, Lyn Lee, Las Quintas Serenas, Rincon and Twin Hawks acquisitions. As of June 30, 2022, the Company reclassified approximately $0.8 million of goodwill to regulatory assets related to Red Rock Water, Red Rock Wastewater, and Turner Ranches acquisition premiums as a result of Rate Decision No. 78644 (refer to Note 2 - "Regulatory Decision and Related Accounting and Policy Changes" for additional information). There were no indicators of impairment identified as a result of the Company's review of events and circumstances related to its goodwill subsequent to the acquisitions.
Intangible Assets
As of September 30, 2022 and December 31, 2021, intangible assets consisted of the following (in thousands):

	September 30, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532		$1,532	$1,532		$1,532
Intangible trademark	13		13	13		13
Franchise contract rights	132		132	130		130
Organizational costs	86		86	68		68
	1,763		1,763	1,743		1,743
DEFINITE LIVED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(14,665)	3,313	17,978	(14,565)	3,413
Sonoran contract rights	7,407	(2,224)	5,183	7,407	(2,224)	5,183
	25,385	(16,889)	8,496	25,385	(16,789)	8,596
Total intangible assets	$27,148	$(16,889)	$10,259	$27,128	$(16,789)	$10,339
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

Acquired ICFAs and contract rights related to our 2005 acquisition of Sonoran Utility Services, LLC assets are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. Amortization in the amount of $0.1 million was recorded for both the three and nine months ended September 30, 2022, compared to $0.1 million and $0.6 million recorded for the three and nine months ended September 30, 2021, respectively.
8. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a significant shareholder and director of the Company. Medical claims paid to the plan were approximately $0.4 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. Medical claims paid to the plan were approximately $0.7 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively.
Refer to Note 1 — "Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions — Public Offering of Common Stock" for additional information regarding other related party disclosures.
9. ACCRUED EXPENSES
Accrued expenses at September 30, 2022 and December 31, 2021 consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Deferred compensation	$680	$1,211
Property taxes	595	1,238
Income taxes	898	1,407
Interest	1,742	492
Dividend payable	547	547
Asset retirement obligation	697	697
Accrued Bonus	812	478
Other accrued liabilities	3,622	3,121
Total accrued expenses	$9,593	$9,191
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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
HUF Funds - restricted cash(1)	$185	$—	$—	$185	$16	$—	$—	$16
Demand Deposit(2)	50	—	—	50	135	—	—	135
Certificate of Deposit - Restricted(1)	—	790	—	790	—	790	—	790
Long-term debt(3)	—	105,212	—	105,212	—	125,650	—	125,650
Acquisition Liability(4)	—	—	838	838	—	—	838	838
Total	$235	$106,002	$838	$107,075	$151	$126,440	$838	$127,429

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

11. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	September 30, 2022		December 31, 2021
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.38% Series A 2016, maturing June 2028	$—	$28,750	$—	$28,750
4.58% Series B 2016, maturing June 2036	3,833	78,583	3,833	80,500
	3,833	107,333	3,833	109,250
OTHER
Debt issuance costs	—	(482)	—	(516)
Total debt	$3,833	$106,851	$3,833	$108,734
2016 Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B was interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter beginning December 2021. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. Debt issuance costs totaled $0.5 million as of both September 30, 2022 and December 31, 2021.

The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of September 30, 2022, the Company was in compliance with its financial debt covenants.
Revolving Line of Credit
On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation (the “Northern Trust Loan Agreement”), for a two-year revolving line of credit initially up to $10.0 million with an initial maturity date of April 30, 2022. This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, initially bore an interest rate equal to LIBOR plus 2.00% and has no unused line fee. This credit facility replaced the previous revolving line of credit with MidFirst Bank, which was terminated in April 2020. On April 30, 2021, the Company and The Northern Trust Company entered into an amendment to the Northern Trust Loan Agreement pursuant to which, among other things, the maturity date for the Company's revolving line of credit was extended from April 30, 2022 to April 30, 2024. As of September 30, 2022, the Company had no outstanding borrowings under this credit line. There were $12,000 and $17,000 unamortized debt issuance costs as of September 30, 2022 and December 31, 2021, respectively.
The Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. As of September 30, 2022, the Company was in compliance with its financial debt covenants.
On July 26, 2022, the Company and The Northern Trust Company entered into the Second Modification Agreement, which, among other things, further extended the maturity date for the revolving line of credit to July 1, 2024, increased the maximum principal amount available for borrowing to $15.0 million and replaced the LIBOR interest rate provisions. Refer to Note 1— "Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements - Corporate Transactions - Revolving Line of Credit" for additional information regarding the Second Modification Agreement.
At September 30, 2022, the remaining aggregate annual maturities of debt and minimum lease payments under finance lease obligations for the years ended December 31 are as follows (in thousands):

	Debt	Finance Lease Obligations
Remaining three months of 2022	$1,917	$234
2023	3,833	485
2024	3,833	444
2025	3,833	563
2026	3,833	593
Thereafter	93,917	22
Subtotal	111,166	2,341
Less: amount representing interest	—	—
Total	$111,166	$2,341
12. INCOME TAXES
During the three months ended September 30, 2022, the Company recorded a tax expense of $0.6 million on pre-tax income of $2.3 million. Tax expense of $0.3 million was recorded on pre-tax income of $1.8 million for the three months ended September 30, 2021. During the nine months ended September 30, 2022, the Company recorded a tax expense of $0.8 million. Refer to Note 2 — "Regulatory Decision and Related Accounting and Policy Changes" for additional information. The tax expense calculated on pre-tax income of $5.5 million for the nine months ended September 30, 2022, was approximately $0.8 million, offset by approximately $0.7 million from the reversal of the regulatory liability. Tax expense of $0.9 million was recorded on pre-tax income of $4.2 million for the nine months ended September 30, 2021.

The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items. The Company's effective tax rate decreased during the three and nine months ended September 30, 2022 due to the exercise and vesting of stock-based compensation in 2021, resulting in windfall tax benefits.
13. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.
2017 stock option grant
Stock-based compensation expense of $0.0 and $29,000 was recorded for the three months ended September 30, 2022 and 2021, respectively, and $0.0 and $160,000 was recorded for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there were 318,321 options outstanding and 2,000 options were exercised with no forfeitures during the three months ended September 30, 2022.
2019 stock option grant
Stock-based compensation expense of $45,000 and $23,000 was recorded for the three months ended September 30, 2022 and 2021, respectively, and $135,000 and $118,000 was recorded for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there were 199,910 options outstanding and no options were exercised or forfeited during the three months ended September 30, 2022.
Phantom stock/Restricted stock units compensation
The following table details total awards granted and the number of units outstanding as of September 30, 2022 along with the amounts paid to holders of the phantom stock units ("PSUs") and/or restricted stock units ("RSUs") for the three and nine months ended September 30, 2022 and 2021 (in thousands, except unit amounts):

			Amounts Paid For the Three Months Ended September 30,		Amounts Paid For the Nine Months Ended September 30,
Grant Date	Units Granted	Units Outstanding	2022	2021	2022	2021
Q1 2018	30,907	—	—	—	—	39
Q1 2019	32,190	—	—	45	45	130
Q1 2020	22,481	3,649	25	31	86	91
Q1 2021(1)	27,403	13,387	31	38	105	76
Q1 2022(1)	22,262	18,552	26	—	56	—
Total	135,243	35,588	82	114	292	336

(1)Pursuant to the Global Water Resources, Inc. 2020 Omnibus Incentive Plan, effective May 7, 2020, long-term incentive awards are no longer granted in the form of PSUs and are granted as RSUs instead.

Stock appreciation rights compensation
The following table details the recipients of the stock appreciation rights (“SARs”) awards, the grant date, units granted, exercise price, outstanding units as of September 30, 2022 and amounts paid during the three and nine months ended September 30, 2022 and 2021 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Three Months Ended September 30,		Amounts Paid For the Nine Months Ended September 30,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2022	2021	2022	2021
Members of Management (1)(2)	Q1 2015	299,000	$4.26	65,500	—	—	62	269
Members of Management (1)(3)	Q3 2017	103,000	$9.40	17,000	—	321	—	321
Members of Management (1)(4)	Q1 2018	33,000	$8.99	8,250	—	189	—	189
Total		435,000		90,750	$—	$510	$62	$779

(1)The SARs vested ratably over 16 quarters from the grant date.
(2)The exercise price was determined to be the fair market value of one share of GWRC stock on the grant date of February 11, 2015.
(3)The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of August 10, 2017.
(4)The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of March 12, 2018.

For the three months ended September 30, 2022 and 2021, the Company recorded approximately $0.1 million of negative compensation expense and $0.4 million of compensation expense related to the PSUs/RSUs and SARs, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded approximately $0.2 million of negative compensation expense and $1.1 million of compensation expense related to the PSUs/RSUs and SARs, respectively. These are liability awards, so when the stock price decreases, cumulative compensation expense is reduced, which can lead to negative compensation in a given period. Based on GWRI’s closing share price on September 30, 2022 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs/RSUs	SARs
Remaining three months of 2022	$72	$3
2023	222	12
2024	118	12
2025	23	—
Total	$435	$27
Restricted stock compensation
On May 7, 2020, the Company's stockholders approved the Global Water Resources, Inc. 2020 Omnibus Incentive Plan which allows restricted stock awards as a form of compensation. A restricted stock award ("RSA") represents the right to receive a share of the Company's common stock. RSAs vest over two to three years, beginning on the date of the grant. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. During the three and nine months ended September 30, 2022, no RSAs were granted. For the three and nine months ended September 30, 2022, the Company recorded approximately $0.3 million and $0.9 million of compensation expense related to the partial vesting of RSAs, respectively. For the three and nine months ended September 30, 2021, the Company recorded approximately $0.3 million and $0.8 million of compensation expense related to the grant and partial vesting of RSAs, respectively. The following table summarizes the RSA transactions as of the three months ended September 30, 2022:

	Number of RSAs	Weighted Average Fair Value
Nonvested stock units at beginning of period	196,665	$15.25
Stock units vested and issued	2,333	14.40
Granted	0	—
Forfeited	2,500	—
Nonvested stock units at end of period	191,832	$15.46

14. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$11	$2,616
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$2,692	$750
15. COMMITMENTS AND CONTINGENCIES
Commitments
In January 2019, the Company's corporate office lease agreement was amended to extend the term of the lease, with a commencement date of March 1, 2019 and termination date of May 31, 2022. As such, the Company's monthly rent expense increased to approximately $16,000.

In May 2022, the Company entered into a new five-year corporate office lease agreement with a commencement date of May 1, 2022. The new monthly rent expense increased to $23,750 for each full calendar month commencing on May 1, 2022 through April 30, 2025 and will increase to $41,572 for each calendar month commencing on May 1, 2025 through April 30, 2027. On March 1, 2022, the Company amended the terms of the lease to incorporate construction of tenant improvements. Should the Company incur additional costs in excess of the landlord improvement allowance, the Company will have the option of paying the expenses at time of possession or amortized over the lease term as additional rent at three percent cost of funds. Rent expense arising from the operating leases totaled approximately $97,000 and $51,000 for the three months ended September 30, 2022 and 2021, respectively, and $223,000 and $144,000 for the nine months ended September 30, 2022 and 2021, respectively.
Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect our financial position, results of operations, or cash flows.
16. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through November 9, 2022, which is the date the financial statements was available to be issued and also the filing date. There are no other subsequent events that require disclosure, except for the following:
On November 9, 2022, the Arizona Corporation Commission verbally approved Global Water’s proposed acquisition of Farmers Water Co., a signed order is anticipated to be received by the end of the year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations relates to the three and nine months ended September 30, 2022 and should be read together with the condensed consolidated financial statements and accompanying notes included herein, as well as our audited annual financial statements and associated management’s discussion, which are available within our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 10-K") available on our Company’s profile on the Securities and Exchange Commission (“SEC”) website, www.sec.gov.
Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) of the Company and documents incorporated herein by reference are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “projects,” “estimates,” “objective,” “goal,” “focus,” “aim,” “should,” “could,” “may,” and similar expressions. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, growth, and opportunities; future financial performance; regulatory and Arizona Corporation Commission ("ACC") proceedings and approvals, such as the anticipated benefits resulting from Rate Decision No. 78644, including our expected collective revenue increase due to new water and wastewater rates and benefits from consolidation of rates; our contemplated Private Letter Ruling request in connection with our recent rate case and possible further action that may be taken by the ACC following such request; acquisition plans and our ability to complete additional acquisitions, including the anticipated acquisition of Farmers Water Co. and the expected timing and future benefits, such as expected increases in active water service connections, annual revenue and miles of CC&N service area; population and growth projections; technologies; revenues; metrics; operating expenses; trends relating to our industry, market, population growth, and housing permits; the adequacy of our water supply to service our current demand and growth for the foreseeable future; liquidity; plans and expectations for capital expenditures; cash flows and uses of cash; dividends; depreciation and amortization; tax payments; our ability to repay indebtedness and invest in initiatives; impact and resolutions of legal matters; the impact of tax changes; the impact of accounting changes and other pronouncements; the anticipated impacts from the COVID-19 pandemic on the Company, including to our business operations, results of operations, cash flows, and financial position; and our future responses to the COVID-19 pandemic. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of whether or not, or the times at or by which, such performance or results will be achieved. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including, but not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A in the 2021 10-K filed with the SEC, as updated from time to time in our subsequent filings with the SEC. Additional risks and uncertainties include, but are not limited to, whether all conditions precedent in the definitive agreement to acquire Farmers Water Co. will be satisfied, including the receipt of ACC approval, and other risks to consummation of the acquisition, including circumstances that could give rise to the termination of the definitive agreement and the risk that the transaction will not be consummated without undue delay, cost or expense, or at all; and whether the Internal Revenue Service (“IRS”) will rule in favor of us in connection with the contemplated Private Letter Ruling request. Although the forward-looking statements are based upon what management believes to be reasonable assumptions, investors cannot be assured that actual results will be consistent with these forward-looking statements, and the differences may be material. Further, any forward-looking statement speaks only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
COVID-19 Update
Our water and wastewater services are essential services and we intend to continue to provide those services for our customers. Further, we continue to monitor the impact of COVID-19 pandemic on our business and operations, including how it will impact our customers, employees, suppliers, vendors, and business partners. While the COVID-19 pandemic did not have a material effect on our business operations, results of operations, cash flows, and financial position for the three months ended September 30, 2022, we are unable to predict the ultimate extent to which our business operations, results of operations, cash flows, and financial position will be impacted by the COVID-19 pandemic. The degree to which the COVID-19 pandemic impacts our business operations, results of operations, cash flows, and financial position will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic; its severity; the emergence and severity of its variants; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them; general economic factors, such as increased inflation; supply chain constraints; labor supply issues; restrictions on travel and transportation; and how quickly and to what extent normal economic and operating conditions can resume.
As of September 30, 2022, the COVID-19 pandemic did not have a material impact on uncollectible accounts. Our current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to “Risk Factors” included in Part I, Item 1A of the 2021 10-K for additional risks we face due to the COVID-19 pandemic.
Business Outlook
2021 and the first three quarters of 2022 continued the trend of positive growth in new connections. According to the 2020 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) is the 11th largest MSA in the U.S. and had a population of 4.8 million, an increase of 14% over the 4.2 million people reported in the 2010 Census. Metropolitan Phoenix continues to grow due to its comparatively affordable housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 5.7 million people by 2030 and 6.5 million by 2040. During the three months ended September 30, 2022, Arizona’s employment rate increased by 3.6%, ranking the state in the top twenty-one nationally for job growth.
According to the W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus Panel (the “Greater Phoenix Blue Chip Panel”), the single-family housing market experienced a period of very rapid growth in 2021 with approximately 31,000 building permits issued. Strong underlying demand and an extreme shortage of existing inventory pushed prices up rapidly. The Greater Phoenix Blue Chip Panel expects this to continue but at a slower pace as lack of product and affordability issues slow demand. However, while the Phoenix metropolitan area is currently experiencing a slowdown in housing in response to inflation and increased interest rates, management believes that we are well-positioned to benefit from the growth expected in the Phoenix metropolitan area due to the availability of lots and existing infrastructure in place within our services areas.
Factors Affecting our Results of Operations
Our financial condition and results of operations are influenced by a variety of industry-wide factors, including but not limited to:
•population and community growth;
•economic and environmental utility regulation;
•economic environment;
•the need for infrastructure investment;
26

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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. Our total service connections, including both active service connections and connections to vacant homes, increased 4,253 connections, or 8.1% (5.7% annualized growth), from a total of 52,254 as of September 30, 2021, to 56,507 as of September 30, 2022. This increase was primarily due to organic growth in our service areas combined with the acquisition of Global Water - Las Quintas Serenas Water Company, Inc. ("Las Quintas") in November 2021, which contributed 1,250 connections through September 30, 2022.
As of September 30, 2022, active service connections increased 4,176, or 8.0% (5.6% annualized growth), to 56,134 compared to 51,958 active service connections as of September 30, 2021, primarily due to organic growth in our service areas combined with the acquisition of Las Quintas. Approximately 91.0% of the 56,134 active service connections are serviced by our Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”) utilities as of September 30, 2022.

The graph below presents the historical change in active and total connections for our ongoing operations over the past five years.

Total Active vs. Total Connections

60,000
55,000
50,000
45,000
40,000
35,000
30,000
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
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
Cybersecurity Risks
In the regular course of our business, we manage a range of sensitive security, customer, and business systems information. A security breach of our information systems such as theft or the inappropriate release of certain types of information, including confidential customer, employee, financial or system operating information, could have a material adverse impact on our financial condition, results of operations or cash flows. We operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. Despite implementation of security measures, our technology systems are vulnerable to disability, failures or unauthorized access. Our facilities, information technology systems and other infrastructure facilities and systems and physical assets could be targets of such unauthorized access. Failures or breaches of our systems could impact the reliability of our systems and also subject us to financial harm. If our technology systems were to fail or be breached and if we are unable to recover in a timely way, we may not be able to fulfill critical business functions and sensitive confidential data could be compromised, which could have a material adverse impact on our financial condition, results of operations or cash flows.
We are subject to laws and rules issued by multiple government agencies concerning safeguarding and maintaining the confidentiality of our security, customer, and business information. The increasing promulgation of rules and standards will increase our compliance costs and our exposure to the potential risk of violations of the standards.
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
Access to and Quality of Water Supply
In many areas of Arizona (including certain areas that we service), water supplies are limited, and, in some cases, current usage rates exceed sustainable levels for certain water resources. We currently rely predominantly (and are likely to continue to rely) on the pumping of groundwater and the generation and delivery of recycled water for non-potable uses to meet future demands in our service areas. At present, groundwater (and recycled water derived from groundwater) is the primary water supply available to us. In addition, regulatory restrictions on the use of groundwater and the development of groundwater wells, lack of available water rights, drought, overuse of local or regional sources of water, protection of threatened species or habitats, or other factors, including climate change, may limit the availability of ground or surface water. Notwithstanding the foregoing, we believe that we have an adequate supply of water to service our current demand and growth for the foreseeable future.
Rate Case Activity
On August 28, 2020, 12 of the Company's regulated utilities each filed a rate case application with the ACC for water, wastewater, and recycled water rates, based on a 2019 test year. In addition to a rate increase, the Company requested, among other things, the consolidation of water and/or wastewater rates for certain of its utilities, including its Red Rock, Santa Cruz, Palo Verde, Picacho Water, and Picacho Utilities located in Pinal County. Of the Company’s utilities filing a rate case, these utilities made up approximately 96% of the Company's active service connections at the time of the filing of the rate case application.
On July 27, 2022, the ACC issued Rate Decision No. 78644 relating to the Company's recent rate case. Pursuant to Rate Decision No. 78644, the ACC approved, among other things, a collective annual revenue requirement increase of approximately $2.2 million (including the acquisition premiums discussed below) based on 2019 test year service connections, and phased-in over approximately two years, as follows:

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
The ACC also approved: (i) the consolidation of water and/or wastewater rates to create economies of scale that are beneficial to all customers when rates are consolidated.; (ii) acquisition premiums relating to the Company’s acquisitions of its Red Rock and Turner Ranches utilities, which increase the rate base for such utilities and result in an increase in the annual collective revenue requirement included in the table above; (iii) the Company’s ability to annually adjust rates to flow through changes in property tax expense and/or changes in income tax expense, without the necessity of a rate case proceeding; and (iv) a sustainable water surcharge, which will allow semiannual surcharges to be added to customer bills based on verified costs of new water resources.
Finally, Rate Decision No. 78644 requires the Company to work with ACC staff and the Residential Utility Consumer Office to prepare a Private Letter Ruling request to the Internal Revenue Service (“IRS”) to clarify whether the failure to eliminate the deferred taxes attributable to assets condemned in a transaction governed by Section 1033 of the Internal Revenue Code ("IRC') would violate the normalization provisions of Section 168(i)(9) of the IRC. If the IRS accepts the request and issues its ruling, a copy must be provided to the ACC. Within 90 days after providing the ruling to the ACC, ACC Staff shall prepare, for ACC consideration, a memorandum and proposed order regarding guidance issued within the Private Letter Ruling. This may result in further action by the ACC, which we are unable to predict due to the uncertainties involved, that could have an adverse impact on our financial condition, results of operations and cash flows.
Certain accounting implications related to Rate Decision No. 78644 were recognized and recorded as of June 30, 2022, and are as follows:
•Reclassification of Red Rock Water, Red Rock Wastewater, and Turner Ranches acquisition premiums of approximately $0.8 million in the aggregate from goodwill to regulatory assets to be included in rate base. The premiums are to be amortized over 25 years.
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
Rate Decision No. 76901, however, did not address the impacts of the TCJA on accumulated deferred income taxes (“ADIT”), including excess ADIT (“EADIT”). Following the ACC's request for a proposal, the Company made its proposal in filings on December 19, 2018 and July 1, 2019. ACC Staff reviewed the Company's filing and requested that the Company defer tariff revisions until such revisions were to be considered in the next rate case. ACC Staff also requested that the Company defer consideration of the regulatory assets and regulatory liabilities associated with 2018 EADIT amortization. On July 18, 2019, the Company made a filing proposing these items be deferred to the next rate case. On July 27, 2022, the ACC issued Rate Decision No. 78644, which approved an adjustor mechanism for income taxes. The adjustor mechanism permits the Company to flow through potential changes to state and federal income tax rates as well as refund or collect funds related to TCJA. The Company expects any remaining TCJA recovery to be addressed through the income tax adjustor. Refer to " — Rate Case Activity" for additional information regarding the Company's recently approved rate case.
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

Definitive Agreement to Acquire Farmers Water Co.

On April 14, 2022, the Company signed a definitive agreement to acquire Farmers Water Co., an operator of a water utility with service area in Pima County, Arizona, subject to customary closing conditions and ACC approval. The acquisition, if completed, is expected to add approximately 3,300 active water service connections, approximately $1.5 million in annual revenue, and 21.1 square miles of CC&N service area in Sahuarita, Arizona. On October 3, 2022, the Company filed an application with the ACC in connection with the acquisition of Farmers Water Co. The timing of the close of the acquisition is dependent upon regulatory approval and other closing conditions.
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
Public Offering of Common Stock
On August 1, 2022, the Company completed a public offering of 1,150,000 shares of common stock at a public offering price of $13.50 per share, which included 150,000 shares issued and sold to the underwriter following the exercise in full of its option to purchase additional shares of common stock. The Company received net proceeds of approximately $14.9 million from the offering after deducting underwriting discounts and commissions and offering expenses paid by the Company. Certain directors and/or their affiliates purchased an aggregate of the 652,000 shares of common stock at the public offering price.
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

Comparison of Results of Operations for the Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2022	2021
Revenues	$11,893	$11,404
Operating expenses	9,127	9,111
Operating income	2,766	2,293
Total other income/(expense)	(468)	(472)
Income before income taxes	2,298	1,821
Income tax expense	(612)	(323)
Net income	$1,686	$1,498

Basic earnings per common share	$0.07	$0.07
Diluted earnings per common share	$0.07	$0.07
Revenues – The following table summarizes our revenues for the three months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,
	2022	2021
Water services	$5,824	$5,067
Wastewater and recycled water services	6,069	5,645
Unregulated revenues	—	692
Total revenues	$11,893	$11,404
Total revenues increased $0.5 million, or 4.3%, to $11.9 million for the three months ended September 30, 2022 compared to $11.4 million for the three months ended September 30, 2021. The increase in revenue was driven by the 8.0% increase in active service connections due to organic growth and new connections associated with the acquisition of Las Quintas in November 2021, combined with the increase in rates related to Rate Decision No. 78644. The increase in revenue was partially offset by the recognition of $0.7 million in ICFA revenues received during the three months ended September 30, 2021 related to funds received during the quarter for an area where the Company had completed all obligations under the ICFA agreement, including water and wastewater services that did not recur in the current year quarter.
Water Services – Water services revenue increased $0.8 million, or 14.9%, to $5.8 million for the three months ended September 30, 2022 compared to $5.1 million for the three months ended September 30, 2021. The increase in water services revenue was primarily related to growth in connections combined with the increase in rates related to Rate Decision No. 78644.
Water services revenue based on consumption increased $0.4 million, or 16.7%, to $2.8 million for the three months ended September 30, 2022 compared to $2.4 million for the three months ended September 30, 2021. The increase was primarily driven by increases in commercial and residential consumption for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Active water connections increased 10.3% to 29,785 as of September 30, 2022 from 27,003 as of September 30, 2021, primarily due to organic growth in our service areas combined with new connections associated with the acquisition of Las Quintas.
Water consumption increased 18.5% to 1.0 billion gallons for the three months ended September 30, 2022 from 837 million gallons for the three months ended September 30, 2021. The increase in consumption was primarily related to increased connections as well as lower precipitation in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.4 million, or 14.8%, to $2.9 million for the three months ended September 30, 2022 from $2.5 million for the three months ended September

30, 2021. The increase was primarily driven by an increase in active service connections, which included organic growth combined with new connections associated with the acquisition of Las Quintas, as well as an increase in rates due to Rate Decision No. 78644.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.4 million, or 7.5%, to $6.1 million for the three months ended September 30, 2022 compared to $5.6 million for the three months ended September 30, 2021. The increase in wastewater and recycled water services revenue was primarily driven by an increase in wastewater services revenue. The increase in wastewater services revenue reflects the increase in active wastewater connections, which increased 5.6% to 26,349 as of September 30, 2022, from 24,955 as of September 30, 2021, combined with the increase in rates related to Rate Decision No. 78644.
Recycled water services revenue, which is based on the number of gallons delivered, was $0.4 million for the three months ended September 30, 2022 compared to $0.3 million for the three months ended September 30, 2021. The volume of recycled water delivered for the three months ended September 30, 2022 was 246 million gallons compared to 178 million gallons for the three months ended September 30, 2021.
Operating Expenses – The following table summarizes our operating expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,
	2022	2021
Operations and maintenance	$2,775	$2,677
General and administrative	3,923	4,078
Depreciation and amortization	2,429	2,356
Total operating expenses	$9,127	$9,111
Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, increased $0.1 million, or 3.7%, to $2.8 million for the three months ended September 30, 2022 compared to $2.7 million for the three months ended September 30, 2021.
Personnel and related expenses increased $0.1 million, or 13.1%, to $1.0 million for the three months ended September 30, 2022 compared to $0.9 million for the three months ended September 30, 2021. The increase was primarily driven by increased salaries and wages expense and medical insurance due to an increase in medical claims.
Utility power and related expenses increased $0.1 million to approximately $0.7 million for the three months ended September 30, 2022 compared to $0.5 million for the same period in 2021. The increase was due to increased electric utility expense due to increased pump usage related to additional connections and increased consumption.
Contract services increased $0.1 million to $0.4 million for the three months ended September 30, 2022 from $0.3 million for the three months ended September 30, 2021. The increase was primarily due to increased costs for billing software related to the additional connections quarter over quarter.
Property taxes decreased $0.2 million, or 28.4%, to $0.5 million for the three months ended September 30, 2022 from $0.6 million for the three months ended September 30, 2021, due to a decrease in property taxes.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs decreased $0.2 million, or 3.8%, to $3.9 million for the three months ended September 30, 2022 compared to $4.1 million for the three months ended September 30, 2021.
Deferred compensation decreased $0.5 million to $0.3 million for the three months ended September 30, 2022 compared to $0.8 million for the three months ended September 30, 2021. The decrease was primarily driven by the decrease in the stock price year over year.
Professional fees increased $0.2 million to $0.6 million for the three months ended September 30, 2022 compared to $0.5 million for the three months ended September 30, 2021. The increase was primarily attributable to legal fees incurred relating to our rate case and acquisition related matters for the three months ended September 30, 2022.

Depreciation and amortization - Depreciation and amortization expense increased approximately $0.1 million, or 3.1%, from the prior year quarter, but remained at $2.4 million for both the three months ended September 30, 2022 and 2021. The increase was primarily related to depreciation of fixed assets.
Other Expense – Other expense was approximately $0.5 million for both the three months ended September 30, 2022 and 2021.
Income Tax Expense – Income tax expense increased $0.3 million to $0.6 million for the three months ended September 30, 2022 compared to $0.3 million for the three months ended September 30, 2021. The increase was driven by the increase in income before income taxes, offset by the reversal of approximately $0.7 million related to Rate Decision No. 78644.
Net Income – Net income increased 12.6% to $1.7 million for the three months ended September 30, 2022 compared to $1.5 million for the three months ended September 30, 2021.
Comparison of Results of Operations for the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	For the Nine Months Ended September 30,
	2022	2021
Revenues	$33,629	$31,606
Operating expenses	27,038	25,931
Operating income	6,591	5,675
Total other expense	(1,104)	(1,493)
Income before income taxes	5,487	4,182
Income tax expense	(805)	(919)
Net income	$4,682	$3,263

Basic earnings per common share	$0.20	$0.14
Diluted earnings per common share	$0.20	$0.14
Revenues – The following table summarizes our revenues for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Water services	$15,854	$14,303
Wastewater and recycled water services	17,770	16,564
Unregulated revenues	5	739
Total revenues	$33,629	$31,606
Total revenues increased $2.0 million, or 6.4%, to $33.6 million for the nine months ended September 30, 2022 compared to $31.6 million for the nine months ended September 30, 2021. The increase in revenue reflects the 8.0% increase in active service connections due to organic growth, combined with new connections associated with the acquisition of Las Quintas and increases in consumption, as well as an increase in rates due to Rate Decision No. 78644. The increase in revenue was partially offset by the recognition of $0.7 million in ICFA revenues received during the nine months ended September 30, 2021 as discussed above that did not recur in the current year period.
Water Services – Water services revenue increased $1.6 million, or 10.8%, to $15.9 million for the nine months ended September 30, 2022 compared to $14.3 million for the nine months ended September 30, 2021. The increase in water services revenue was primarily related to growth in connections combined with an increase in rates due to Rate Decision No. 78644.
Water services revenue based on consumption increased by $0.6 million, or 8.9%, to $7.2 million for the nine months ended September 30, 2022 compared to $6.6 million for the nine months ended September 30, 2021. This increase was primarily driven by increases in commercial and residential consumption as well as growth in connections.

Active water connections increased 10.3% to 29,785 as of September 30, 2022 from 27,003 as of September 30, 2021, primarily due to organic growth in our service areas combined with new connections associated with the acquisition of Las Quintas.
Water consumption increased by 246 million gallons, or 10.0%, to 2.7 billion gallons for the nine months ended September 30, 2022 compared to 2.5 billion gallons for the nine months ended September 30, 2021. The increase was primarily due to organic growth in our service areas combined with new connections associated with the acquisition of Las Quintas, as well as lower precipitation year over year.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.9 million, or 12.1%, to $8.2 million for the nine months ended September 30, 2022 compared to $7.3 million for the nine months ended September 30, 2021. The increase was primarily due to the increase in active service connections, which included organic growth combined with new connections associated with the acquisition of Las Quintas, as well as an increase in rates due to Rate Decision No. 78644.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $1.2 million, or 7.3%, to $17.8 million for the nine months ended September 30, 2022 compared to$16.6 million for the nine months ended September 30, 2021. The increase in wastewater services revenue reflects the increase in active wastewater connections, which increased 5.6% to 26,349 as of September 30, 2022, from 24,955 as of September 30, 2021, combined with an increase in rates due to Rate Decision No. 78644.
Recycled water services revenue, which is based on the number of gallons delivered, increased 16.7% to $1.0 million for the nine months ended September 30, 2022 compared to $0.9 million for the nine months ended September 30, 2021. The increase in recycled water services revenue was primarily driven by the increase in number of gallons consumed. The volume of recycled water delivered increased 71 million gallons, or 13.5%, to 602 million gallons for the nine months ended September 30, 2022 compared to 530 million gallons for the nine months ended September 30, 2021.
Operating Expenses – The following table summarizes our operating expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Operations and maintenance	$8,260	$7,656
General and administrative	11,579	11,285
Depreciation and amortization	7,199	6,990
Total operating expenses	$27,038	$25,931
Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased power), maintenance costs, and property tax, increased $0.6 million, or 7.9%, to $8.3 million for the nine months ended September 30, 2022 compared to $7.7 million for the nine months ended September 30, 2021.
Total personnel and related expenses increased $0.2 million, or 10.1%, to $2.6 million for the nine months ended September 30, 2022 compared to $2.4 million for the nine months ended September 30, 2021, primarily due to increased salary and wages expense, partially offset by a decrease in medical benefits expense due to lower medical claims.
Utilities power and related expenses increased $0.2 million, or 13.1%, to $1.7 million for the nine months ended September 30, 2022 from $1.5 million for the nine months ended September 30, 2021. The increase was due to increased electric utility expense due to increased pump usage related to additional connections and increased consumption.
Contract services increased $0.2 million, or 19.4%, to $1.1 million for the nine months ended September 30, 2022 from $0.9 million for the nine months ended September 30, 2021. The increase was primarily due to increased costs for billing software related to the additional connections year over year.
General and Administrative – General and administrative costs include the day-to-day expenses of office operation, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $0.3 million, or 2.6%, to $11.6 million for the nine months ended September 30, 2022 compared to $11.3 million for the nine months ended September 30, 2021.

Personnel and related expenses increased $0.4 million, or 9.8%, to $4.6 million for the nine months ended September 30, 2022 compared to $4.2 million for the nine months ended September 30, 2021. The increase was primarily related to increases in salaries and wages for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Professional fees expenses increased $0.6 million, or 45.4%, to $2.0 million for the nine months ended September 30, 2022 from $1.4 million for the nine months ended September 30, 2021. The increase was primarily related to legal fees incurred relating to the rate case and acquisition related matters for the nine months ended September 30, 2022.
Deferred compensation expenses decreased $1.2 million, or 57.7%, to $0.9 million for the nine months ended September 30, 2022 compared to $2.2 million for the nine months ended September 30, 2021. The decrease was primarily driven by the decrease in stock price for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Board compensation expenses decreased to $0.1 million for the nine months ended September 30, 2022 compared to $0.6 million for the nine months ended September 30, 2021. The decrease was primarily driven by the decrease in stock price for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Depreciation and amortization - Depreciation and amortization expense increased approximately $0.2 million, or 3.0%, to $7.2 million for the nine months ended September 30, 2022, from $7.0 million for the nine months ended September 30, 2021. The increase was primarily driven by an increase in depreciation of fixed assets.
Other Expense – Other expense totaled $1.1 million for the nine months ended September 30, 2022 compared to other expense of $1.5 million for the nine months ended September 30, 2021. The $0.4 million improvement in other expense was primarily driven by higher net income of $1.3 million related to the Buckeye growth premiums received for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, combined with a decrease in interest expense of $0.6 million. This was partially offset by $1.5 million of income recognized on the sale of a wireless communication tower during the nine months ended September 30, 2021 that did not recur in the current year period.
Income Tax Expense – Income tax expense decreased $0.1 million to $0.8 million for the nine months ended September 30, 2022 compared to $0.9 million for the nine months ended September 30, 2021. The decrease was primarily driven by the reversal of approximately $0.7 million related to Rate Case Decision No. 78644.
Net Income – Net income increased 43.5% to $4.7 million for the nine months ended September 30, 2022 compared to $3.3 million for the nine months ended September 30, 2021. The $1.4 million increase was primarily attributed to the $0.9 million increase in operating income and the decrease in income tax expense coupled with the $0.4 million improvement in total other expense for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Outstanding Share Data
As of November 9, 2022, there were 23,866,286 shares of our common stock outstanding and stock-based awards to acquire an additional 755,695 shares of our common stock outstanding.
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

As of September 30, 2022, we have no notable near-term cash expenditures, other than the principal payments for our Series B senior secured notes in the amount of $1.9 million due in December 2022 and $1.9 million due in June 2023. While specific facts and circumstances could change, we believe that we have sufficient cash on hand, the ability to draw on our $15.0 million revolving line of credit (which reflects the increased borrowing amount under this recently amended facility as discussed below), and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan, as well as remain in compliance with our debt covenants, for the next twelve months and beyond.
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
For the nine months ended September 30, 2022, our net cash provided by operating activities totaled $19.7 million compared to $15.2 million for the nine months ended September 30, 2021. The $4.5 million increase in cash from operating activities was primarily driven by the improvement in net income, combined with the increase in noncurrent liabilities relating to CIAC from developers for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Cash from Investing Activities
Our net cash used in investing activities totaled $25.4 million for the nine months ended September 30, 2022 compared to $11.8 million for the nine months ended September 30, 2021. The $13.6 million increase in cash used in investing activities was primarily driven by an increase in capital expenditures of $13.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
We continue to invest capital prudently in our existing, core service areas where we are able to deploy our Total Water Management model as this includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. Our projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors. As a result, we may reduce capital expenditures to correspond with any decreases in demand for housing in our service areas.
Cash from Financing Activities
Our net cash provided by financing activities totaled $8.8 million for the nine months ended September 30, 2022 compared to $2.7 million in cash used in financing activities for the nine months ended September 30, 2021. This change was primarily driven by the $14.9 million in net proceeds received from our public offering of common stock in August 2022, partially offset by a $1.9 million principal payment for our Series B senior secured notes for the nine months ended September 30, 2022.
Senior Secured Notes
On June 24, 2016, we issued two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B was interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter beginning December 2021. The proceeds of the senior secured notes were primarily used to refinance our long-term tax exempt bonds, pursuant to an early redemption option at 103%, plus accrued interest, as a result of the initial public offering of our common stock in May 2016.

The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest, and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of September 30, 2022, the Company was in compliance with its financial debt covenants.
Debt issuance costs as of both September 30, 2022 and December 31, 2021 remained consistent at $0.5 million.
Revolving Line of Credit
On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation (the "Northern Trust Loan Agreement") for a two-year revolving line of credit initially up to $10.0 million with an initial maturity date of April 30, 2022. This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, initially bore an interest rate equal to the London Interbank Offered Rate (LIBOR) plus 2.00% and has no unused line fee. This credit facility replaced the previous revolving line of credit with MidFirst Bank, which was terminated in April 2020. As of September 30, 2022, we had no outstanding borrowings under this credit line.
On April 30, 2021, the Company and The Northern Trust Company entered into an amendment to the Northern Trust Loan Agreement pursuant to which, among other things, the maturity date for the revolving line of credit was extended to April 30, 2024.
On July 26, 2022, the Company and The Northern Trust Company entered into a second amendment to the Northern Trust Loan Agreement, which, among other things, further extended the maturity date for the revolving line of credit to July 1, 2024, increased the maximum principal amount available for borrowing to $15.0 million and replaced the LIBOR interest rate provisions. Refer to Note 1 – “Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements - Corporate Transactions - Revolving Line of Credit" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.
Similar to the senior secured notes, the Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the debt ratio drops to 1.20. Additionally, the Northern Trust Loan Agreement contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants were subject to various qualifications and limitations as set forth in the Northern Trust Loan Agreement. Pursuant to the Northern Trust Loan Agreement, the revolving credit facility is subject to certain customary events of default after which the revolving credit facility could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. Refer to Note 11 — "Debt" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information. As of September 30, 2022, the Company was in compliance with its financial debt covenants.
Financing Activity
On August 1, 2022, the Company completed a public offering of 1,150,000 shares of common stock at a public offering price of $13.50 per share, which included 150,000 shares issued and sold to the underwriter following the exercise in full of its option to purchase additional shares of common stock. The Company received net proceeds of approximately $14.9 million from the offering after deducting underwriting discounts and commissions and offering expenses paid by the Company. Certain directors and/or their affiliates purchased an aggregate of the 652,000 shares of common stock at the public offering price.
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
Off Balance Sheet Arrangements
As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended September 30, 2022.
b) Use of Proceeds
None.
c) Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2022	—	$—	—	$—
August 1 to August 31, 2022	899	14.40	—	—
September 1 to September 30, 2022	—	—	—	—
Total	899	$14.40	—	$—

(1) Represents shares withheld from employees to satisfy certain tax obligations due in connection with the vesting of restricted stock awards granted under the Global Water Resources, Inc. 2020 Omnibus Incentive Plan. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 4, 2016.

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed May 4, 2016.

10.1	Second Modification Agreement, dated July 26, 2022 by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed July 27, 2022.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Water Resources, Inc.

Date:	November 9, 2022	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)