Form 10-K
period 2022-12-31
Global Water Resources, Inc.
filed 2023-03-09
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was $142.0 million based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Market. As of March 8, 2023, the registrant had 23,871,046 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
Certain statements in this Annual Report on Form 10-K of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, or “us”), including all documents incorporated by reference, are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions.

These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, growth, and opportunities; future financial performance; regulatory and Arizona Corporation Commission ("ACC") proceedings and approvals, such as the anticipated benefits resulting from Rate Decision No. 78644, including our expected collective revenue increase due to new water and wastewater rates and benefits from consolidation of rates; our Private Letter Ruling request in connection with our recent rate case and possible further action that may be taken by the ACC following such request; acquisition plans and our ability to complete additional acquisitions; population and growth projections; technologies, including expected benefits from implementing such technologies; revenues; metrics; operating expenses; trends relating to our industry, market, population growth, and housing permits; the adequacy of our water supply to service our current demand and growth for the foreseeable future; liquidity; plans and expectations for capital expenditures; cash flows and uses of cash; dividends; depreciation and amortization; tax payments; our ability to repay indebtedness and invest in initiatives; impact and resolutions of legal matters; the impact of tax changes; the impact of accounting changes and other pronouncements; the anticipated impacts from the novel coronavirus ("COVID-19") pandemic on the Company, including to our business operations, results of operations, cash flows, and financial position; and our future responses to the COVID-19 pandemic.

Forward-looking statements should not be read as a guarantee of future performance or results. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward looking statement. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including risks related to legal, regulatory, and legislative matters; risks related to our business and operations; risks related to market and financial matters; risk related to technology; risks related to the ownership of our common stock; and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:
•we are subject to regulation by the ACC and our financial condition depends upon our ability to recover costs in a timely manner from customers through regulated rates;
•new or stricter regulatory standards or other governmental actions could increase our regulatory compliance and operating costs, require us to alter our existing treatment facilities, and/or cause us to build additional facilities;
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
•our utilities business is subject to seasonal fluctuations and other weather-related conditions;
•future acquisitions may not achieve sufficient profitability relative to expenses and investment;
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

•the COVID-19 global pandemic could adversely affect our business operations, cash flows and financial position to an extent that is difficult to predict;
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

These and other factors are discussed in the risk factors described in Part I, Item 1A “Risk Factors” of this report, which readers should review carefully before placing any reliance on our financial statements or disclosures. Additionally, there may be other risks described from time to time in the reports that we file with the Securities and Exchange Commission (the “SEC”). Any forward-looking statement speaks only as of the date of this report. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I
ITEM 1.BUSINESS
Overview
GWRI is a water resource management company that owns, operates, and manages twenty-nine water, wastewater, and recycled water systems in strategically located communities, principally in metropolitan Phoenix and Tucson, Arizona. The Company seeks to deploy an integrated approach, referred to as “Total Water Management." Total Water Management is a comprehensive approach to water utility management that reduces demand on scarce non-renewable water sources and costly renewable water supplies, in a manner that ensures sustainability and greatly benefits communities both environmentally and economically. This approach employs a series of principles and practices that can be tailored to each community:
•Reuse of recycled water, either directly or to non-potable uses, through aquifer recharge, or possibly direct potable reuse in the future;
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
Serving more than 74,000 people in approximately 29,000 homes within our 397 square miles of certificated service areas as of December 31, 2022, GWRI provides water and wastewater utility services under the regulatory authority of the ACC. Approximately 91.0% of the active service connections are customers of Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”) utilities, which are located within a single service area.
U.S. Water Industry Overview
U.S. Water Industry Areas of Business
The U.S. water industry has two main areas of business:
•Utility Services to Customers. This business includes water and wastewater utilities, which are owned and operated by governmental subdivisions or investors in the private sector. Investor-owned water and wastewater utilities are generally economically regulated, including rate regulation, by public utility commissions in the states in which they operate. The utility segment is characterized by high barriers to entry, including high capital spending requirements.
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
•Significant Constraints on the Availability of Fresh Water. In Arizona, the Arizona Department of Water Resources ("ADWR") estimates that annual water usage is 7 million acre-feet per year. Arizona has the right to use 2.8 million acre-feet from the Colorado River and approximately half of that can be delivered through the Central Arizona Project, a 336-mile long system of aqueducts, tunnels, pumping plants, and pipelines from the Colorado River to central Arizona. The Colorado River is shared by seven U.S. States and Mexico and is presently over-allocated, which means that more surface water right allocations have been issued than the actual average annual flow, with allocations being determined based on data from a period during which flows were significantly higher than in recent years. The Central Arizona Project is the only means of transporting Colorado River water into central Arizona. Approximately 41% of the water used in Arizona comes from groundwater. Water in the western U.S. is being pumped from groundwater sources faster than it is replenished naturally, a condition known as overdraft. In areas of water scarcity, such as the arid western U.S., water recycling represents a relatively simple, inexpensive, and energy-efficient means of augmenting water supply as compared to transporting surface water, groundwater, or desalinated water from other locations. Approximately 70% of the water provided for municipal use is currently utilized for non-potable applications where recycled water could potentially be utilized.
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
•Aging Infrastructure in Need of Significant Capital Expenditures. Water infrastructure in the U.S. is aging and requires significant investment and stringent focus on cost control to upgrade or replace aging facilities and to provide service to growing populations. Throughout the U.S., utilities are required to make expenditures on the rehabilitation of existing utilities and on the installation of new infrastructure to accommodate growth and make improvements to water quality and wastewater discharges mandated by stricter water quality standards. Water quality standards, first introduced with the Clean Water Act in 1972 and the Safe Drinking Water Act in 1974, are becoming increasingly stringent and numerous. For water, the American Water Works Association estimates investment needs for buried drinking water infrastructure will total more than $1 trillion over the next 25 years. The American Society of Civil Engineers estimates capital investment needs to update and grow the nation’s drinking water and wastewater systems is expected to increase to $434 billion by 2029.
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
Total Water Management is a demand-side-management framework (in that it is a solution intended to drive down demand for water supplies versus developing new water supplies) that alleviates the pressures of water scarcity in communities where growth is reasonably expected to outpace potable water supply. Built on an all-encompassing view of the water cycle, Total Water Management promotes sustainable community development through reduced potable water consumption while monetizing the value of water through each stage of delivery, collection, and reuse.
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
◦For example, the Company’s water recycling model has been fully implemented in the City of Maricopa. The Company is the water, wastewater, and recycled water provider for the City of Maricopa, which currently has a population of approximately 64,000. A community of this size produces an approximate annual average of 3.45 million gallons of wastewater per day. Because the Company requires developers to take back and utilize recycled water within their communities and invest in “purple pipe” recycled water infrastructure during the initial development of subdivisions, the Company is now able to distribute the majority of its recycled water back to the community for beneficial purposes. Approximately 61% of the recycled water goes towards common area non-potable irrigation and for use at a local farm, which allows for the recycled water to naturally recharge into the aquifer. This reduces the total amount of limited ground or surface water that would otherwise be required within the community by almost 30%. To date, the Company has reused approximately 10.7 billion gallons of recycled water in the City of Maricopa.
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
◦For example, the Company has public-private partnerships formally adopted through memorandums of understanding with the City of Maricopa, City of Casa Grande, City of Coolidge and Town of Sahuarita. Each memorandum of understanding reflects the Company’s intent to deploy Total Water Management. The Company also has 154 infrastructure coordination and financing agreements with landowners or developer entities that include requirements for usage of recycled water and other attributes that support the Company’s Total Water Management model. As discussed above, the Company’s integrated provider model, which is focused on the maximum use of recycled water, underpins its Clean Water Act Section 208 Regional Water Quality Management Plans and Designations of Assured Water Supply. In addition, the Company has won numerous awards for education, outreach, and conservation in the water industry.
•Incorporating automated processes, such as supervisory control and data acquisition, automated meter reading, and back-office technologies and “green” billing, which reduce operating costs, improve system availability and reliability, and improve customer satisfaction.
◦Supervisory Control and Data Acquisition. The Company employs supervisory control and data acquisition in most of its utility systems, which provides continuous monitoring, instantaneous alarming, and historical trending on all key operating assets, including instrumentation and dynamic components (e.g., pumps, motor-controlled valves, treatment systems, etc.). This data is reported back to the appropriate operations personnel through a standard industry software. The benefits of this system include the significantly enhanced ability to: achieve compliance and safety mandates; reduce service outages; troubleshoot systems; provide for remote operations; and allow for proactive maintenance and lower costs related to efficient real-time operations.
◦Automated Meter Reading. The Company has implemented automated meter reading for 99% of its active customers with a substantial proportion of its remaining customers in the process of or being, or planned to be, upgraded with such functionality. Currently, all meters in our Maricopa service areas allow for automated meter reading. This technology reads each meter numerous times per day (often hourly) and continuously transmits the meter readings back to a centralized data base through a communications tower and cellular transmission units. The data is then presented to the utility, and is made available to customers, through a simple user interface. Reading meters at this frequency provides many benefits to both the utility and the customer. With this data, we can better model demand usage, identify system water loss, identify leaks on the customer side of the meter, monitor for abnormal usage, and present interval, hourly, daily, weekly, or monthly usage back to the customers.

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
Our Regulated Utilities
We own and operate regulated water, wastewater, and recycled water utilities in communities principally located in metropolitan Phoenix and Tucson. Our utilities are regulated by the ACC, as described further under “—Regulation—Arizona Regulatory Agencies” below. As of December 31, 2022, our utilities collectively had 56,270 active service connections offering predictable rate-regulated cash flows. Revenues from our regulated utilities accounted for approximately 100.0% of total revenues in 2022. Our utilities currently possess the high-level regional permits that allow us to implement our business model; thus, we believe we are well-positioned for organic growth in our current service areas that are generally located in Arizona’s population growth corridors: Maricopa County, Pinal County and Pima County.
A summary description of our utilities at December 31, 2022 is set forth in the following table and described in more detail below:

Utility	Date of Acquisition (A) or Formation (F)	Service Provided	Square Miles of Service Area (1)(2)	Active Service Connections (2)	Average Monthly Rate Per Service Connection
PINAL COUNTY
Global Water - Santa Cruz Water Company, Inc.	2004 (A)	Water	99	26,737	$56
Global Water - Palo Verde Utilities Company, Inc.	2004 (A)	Wastewater and Recycled Water	124	26,415	73

MARICOPA COUNTY
Global Water - Hassayampa Utilities Company, Inc.	2005 (F)	Wastewater and Recycled Water	43	—	—
Global Water - Belmont Water Company, Inc.	2006 (A)	Water	111	580	83
Global Water - Turner Ranches Irrigation, Inc.	2018 (A)	Water	7	962	77

PIMA COUNTY
Global Water - Francesca Water Company, Inc.	2020 (A)	Water	0.4	121	56
Global Water - Mirabell Water Company, Inc.	2020 (A)	Water	0.4	61	74
Global Water - Lyn Lee Water Company, Inc.	2020 (A)	Water	1	39	40
Global Water - Tortolita Water Company, Inc.	2020 (A)	Water	0.1	23	57
Global Water - Las Quintas Serenas Water Company, Inc.	2021 (A)	Water	2.5	1,252	50
Global Water - Rincon Water Company, Inc.	2022 (A)	Water	9	80	67

Total			397	56,270
(1) Certified areas may overlap in whole or in part for separate utilities.
(2) In February 2023 the Company completed the acquisition of Farmers Water Co., an operator of a water utility with service area in Sahuarita, Arizona and in unincorporated Pima County, Arizona. The acquisition added approximately 3,300 active water connections and 21.5 square miles of service area. Refer to Note 16 - "Subsequent Events" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional details.

Pinal County
The City of Maricopa is located in Pinal County approximately 12 miles south of Phoenix. The relative proximity to a significant urban center, coupled with relatively abundant and inexpensive land, were the key drivers of the real estate boom experienced by this community. While growth has slowed nationally over the past five years, the City of Maricopa continues to grow, as demonstrated by our addition of 12,692 active service connections, which represents 6.6% annualized growth from December 2017 to December 2022. Development in the area is still considered to be affordable with the median home value being $349,450 compared to $425,000 in the Phoenix Metro area.
We operate in this region through Global Water - Santa Cruz Water Company, Inc. ("Santa Cruz") and Global Water - Palo Verde Utilities Company, Inc. ("Palo Verde").
We acquired Santa Cruz and Palo Verde in 2004. Santa Cruz serves 26,737 active service connections as of December 31, 2022 and revenues from Santa Cruz represented approximately 40.0% and 39.5% of our total revenue for the years ended December 31, 2022 and 2021, respectively. In January 2022, Santa Cruz acquired Twin Hawks Utility, Inc., which added 18 new connections to Santa Cruz, at the time of acquisition. Palo Verde serves 26,415 active service connections as of December 31, 2022 and revenues from Palo Verde represented approximately 51.8% and 50.7% of our total revenue for the years ended December 31, 2022 and 2021, respectively.
The Santa Cruz and Palo Verde service areas include approximately 223 square miles, which we believe provide further opportunities for growth. Most of the Santa Cruz and Palo Verde infrastructure is less than nineteen years old. Santa Cruz and Palo Verde provide water and wastewater services, respectively, under an innovative public-private partnership memorandum of understanding with the City of Maricopa in Pinal County for approximately 278 square miles of its planning area. We signed a similar memorandum of understanding with the City of Casa Grande to partner in providing water, wastewater, and recycled water services to an approximate 100 square miles of its western region for anticipated growth.

Rate proceedings were completed in 2022 for both Santa Cruz and Palo Verde , which resulted, among other things, in consolidation of the following utilities into Santa Cruz:
•Global Water - Red Rock Utilities Company, Inc. (water services only)1
•Global Water - Picacho Cove Water (water services only)
In addition, the following utilities were consolidated into Palo Verde:
•Global Water - Red Rock Utilities Company, Inc. (wastewater and recycled water services only)
•Global Water - Picacho Cove Utilities Company, Inc. (wastewater services only)
For additional information related to the rate case, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Rate Case Activity”, included in Part II, Item 7 of this report and Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.
Maricopa County
We operate in this region through Global Water - Belmont Water Company, Inc. ("Belmont"), Global Water - Hassayampa Utilities Company, Inc. (“Hassayampa”), and Global Water - Turner Ranches Irrigation, Inc. ("Turner").
As a result of the rate proceedings completed in 2022, Belmont was formed and consolidated the following utilities:
•Global Water - Greater Tonopah Water Company, Inc. ("Greater Tonopah")
•Global Water - Northern Scottsdale Water Company, Inc. ("Northern Scottsdale")
•Global Water - Eagletail Water Company, Inc. ("Eagletail")
The rate proceedings also resulted in the consolidated of Global Water - Balterra Utilities Company, Inc. into Hassayampa.
Belmont serves 580 active service connections as of December 31, 2022. The service areas include approximately 111 square miles and provides water services to Maricopa County west of the Hassayampa River and to two small subdivisions in northern Scottsdale. Within the Belmont service area, we have entered into agreements with developers to serve approximately 100,000 home sites plus commercial, schools, parks, and industrial developments at full build-out. The Belmont development is a mixed use, master planned community.
We formed Hassayampa in 2005. Hassayampa is a wastewater utility and has a CC&N for approximately 43 square miles in an area in western Maricopa County known as Tonopah. Hassayampa currently has no active service connections; however, its service area lies directly in the expected path of future growth in the far west valley of metropolitan Phoenix, which we believe should provide opportunities for growth once development commences in this area.
We acquired Turner in May 2018. Turner is a non-potable irrigation water utility located in Maricopa County, Arizona, with approximately seven square miles of service area. Turner served 962 residential irrigation customers as of December 31, 2022.

We formerly operated additional utilities in Maricopa County through Valencia Water Company, Inc. ("Valencia") and Water Utility of Greater Buckeye ("Greater Buckeye"). Valencia was consolidated with Greater Buckeye in 2008, and on July 14, 2015, we closed the stipulated condemnation to transfer the operations and assets of Valencia to the City of Buckeye.  See Note 1 — “Description of Business, Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions — Stipulated Condemnation of the
1 The Red Rock service area includes territories in both Pinal and Pima Counties, however, only the Pinal County service area was consolidated into Santa Cruz. At this time, the Pima County service area has no active service connections.

Operations and Assets of Valencia Water Company, Inc.” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.
For additional information related to the rate case, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Case Activity”, included in Part II, Item 8 of this report and Note 2 — “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.
Pima County
We operate in this region through Global Water - Mirabell Water Company, Inc. (“Mirabell”), Global Water - Francesca Water Company, Inc. (“Francesca”), Global Water - Tortolita Water Company, Inc. (“Tortolita”), Global Water - Lyn Lee Water Company, Inc. (“Lyn Lee”), Global Water - Las Quintas Serenas Water Company, Inc. (“Las Quintas Serenas”), and Global Water - Rincon Water Company, Inc. ("Rincon").
We acquired Mirabell in October 2020. Mirabell serves 61 active water connections as of December 31, 2022. Mirabell has a CC&N for 0.4 square miles located in the southwest area of Tucson, Arizona.
We acquired Francesca, Tortolita and Lyn Lee in November 2020. Francesca is located in the southwest area of Tucson, Arizona whereas Tortolita and Lyn Lee are located in Marana, Arizona. As of December 31, 2022, Francesca, Tortolita, and Lyn Lee serve 121, 23, and 39 active water connections, respectively.
We acquired Las Quintas Serenas in November 2021. Las Quintas Serenas serves 1,252 active water connections with approximately 2.5 square miles of service area located in Sahuarita, Arizona.
In January 2022, the Company acquired the assets of Rincon Water Company, Inc., a water utility serving Sahuarita, Arizona through 80 connections and approximately 9 square miles of service area.
Regulation
Our water and wastewater utility operations are subject to extensive regulation by U.S. federal, state, and local regulatory agencies that enforce environmental, health, and safety requirements, which affect all of our regulated subsidiaries. These requirements include the Safe Drinking Water Act, the Clean Water Act, and the regulations issued under these laws by the EPA. We are also subject to state environmental laws and regulations, such as Arizona’s Aquifer Protection Program and other environmental laws and regulations enforced by the Arizona Department of Environmental Quality ("ADEQ"), and extensive regulation by the ACC, which regulates public utilities. The ACC also has broad administrative power and authority to set rates and charges, determine service areas and conditions of service, and authorize the issuance of securities as well as authority to establish uniform systems of accounts and approve the terms of contracts with both affiliates and customers.
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
We maintain a comprehensive environmental program which addresses, among other things, responsible business practices and compliance with environmental laws and regulations, including the use and conservation of natural resources. Water samples across our water system are analyzed on a regular basis in material compliance with regulatory requirements. Water quality tests are conducted at subcontracted laboratory facilities in addition to providing continuous online instrumentation for monitoring parameters, such as turbidity and disinfectant residuals, and allowing for adjustments to chemical treatment based on changes in incoming water quality. For 2022, we achieved a compliance rate of 99.7% for meeting state and federal drinking water standards and 99.8% for compliance with wastewater requirements, for an overall compliance rating of 99.8%. Compliance with governmental regulations is of utmost importance to us, and considerable time and resources are spent ensuring compliance with all applicable federal, state, and local laws and regulations.
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
Clean Water Act
The federal Clean Water Act regulates discharges of liquid effluents from drinking water and wastewater treatment facilities into waters of the U.S., including lakes, rivers, streams and subsurface, or sanitary sewers. In Arizona, with the exception of Clean Water Act Section 208 Regional Water Quality Management Plans, capacity management and operations and maintenance requirements, and source control requirements, wastewater operations are primarily regulated under the Aquifer Protection Permit program and the Arizona Pollutant Discharge Elimination System program.
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
Arizona Regulatory Agencies
The ACC is the regulatory authority in Arizona with jurisdiction over water and wastewater utilities. The ACC has exclusive authority to approve rates, mandate accounting treatments, authorize long-term financing programs, evaluate significant capital expenditures and plant additions, examine and regulate transactions between a regulated subsidiary and its affiliated entities, and approve or disapprove some reorganizations, mergers, and acquisitions prior to their completion. Additionally, the ACC has statutory authority to oversee service quality and consumer complaints, and approve or disapprove expansion of service areas. The ACC is comprised of five elected members, each serving a four year term.

Companies that wish to provide water or wastewater service apply for a CC&N with the ACC, which, if granted, allows them to serve customers within a geographic area specified by a legal description of the property. In considering an application for a CC&N, the ACC will determine if the applicant is fit and proper to provide service within a specified area, whether the applicant has sufficient technical, managerial, and financial capabilities to provide the service, and if that service is necessary and in the public interest. Once a CC&N is granted, the utility falls under the ACC’s jurisdiction and must abide by the rules and laws under which a public service corporation operates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Rate Case Activity,” included in Part II, Item 7 of this report, for additional information regarding rate case activity involving the ACC.
Arizona water and wastewater utilities must also comply with state environmental regulation regarding drinking water and wastewater, including environmental regulations set by Councils of Government (such as the Central Arizona Governments and the Maricopa Association of Governments), the ADEQ, and the ADWR.
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
The ADWR regulates surface water extraction, groundwater withdrawal, designations and certificates of assured water supply, extinguishment of irrigation grandfathered water rights, groundwater savings facilities, recharge facilities, recharge permits, recovery well permits, storage accounts, and well construction, abandonment, or replacement.
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
Although we intend to rely on recycled water to help meet water demands in areas, the infrastructure, permits, and customer base necessary to generate and deliver recycled water are not necessarily in place in most of our service areas. In addition, although recycling can extend a limited supply, it does not actually generate a new supply of water. As such, although our proposed generation and delivery of recycled water is likely to help reduce the amount of groundwater that will be required to serve future customers, our ability to serve new customers will remain dependent on our ability to access groundwater. Groundwater is a limited resource in Arizona, and access to new uses of groundwater is closely regulated in the areas served by us. See “Risk Factors—Business and Operational Factors—Inadequate water and wastewater supplies could have a material adverse effect upon our ability to achieve the customer growth necessary to increase our revenues,” included in Part I, Item 1A of this report, for additional information.
Nearly all of our service areas are located in “Active Management Areas” within which the use of groundwater is regulated by ADWR in order to manage ongoing problems with groundwater overdraft. Under Arizona’s assured water supply laws and regulations, a new subdivision inside an Active Management Area must demonstrate that it has an “assured water supply” to the satisfaction of the ADWR before the developer is permitted to sell lots. Demonstration of an assured water supply requires, among other things, that an applicant demonstrate that water supplies will be physically, continuously, and legally available to satisfy the water needs of the proposed use for at least 100 years.

A developer may make an independent showing of an assured water supply resulting in a Certificate of Assured Water Supply ("CAWS") for a subdivision or may obtain a written commitment for service from a designated water provider, such as a privately owned water company or a municipal water supplier. Under the latter approach, the water provider must demonstrate satisfaction of assured water supply requirements for the developments within its service areas resulting in a Designation of Assured Water Supply ("DAWS") for the provider.
At present, we have obtained a DAWS in the Maricopa/Casa Grande service territory (Santa Cruz) for approximately 22,900 acre-feet of water use. A DAWS is subject to periodic review and renewal by the ADWR and can be increased as demand grows within the service territory, subject to the physical availability of existing water supplies and any additional supplies acquired for use within the DAWS.

Over time, we anticipate Santa Cruz will apply to increase the DAWS as sufficient increased demand is established in the area. Under our highly efficient Total Water Management model, we have achieved much lower per-unit potable water use rates than would be expected for average developments. In 2022, we used approximately 7,900 acre-feet of the annually available 22,914 acre-feet already permitted in the DAWS.
In our West Valley service territory (Greater Tonopah), we are seeking a DAWS in the future. In our other service areas, we rely upon a CAWS obtained by developers to demonstrate an assured water supply, or will apply for a DAWS in the future when required. There is no assurance that the ADWR would provide a new CAWS, DAWS or add any additional acre-feet to a DAWS in the future.
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
•Potable Water. Our utilities presently employ groundwater systems for potable water production. Water is brought to the surface from underground aquifers (water levels vary from approximately 75 to 700 feet below land surface depending on the area), disinfected and stored in tanks for distribution to customers. In some instances, individual raw water supplies do not meet the legislative requirements for certain constituents. In those cases, we use well-head, centralized, point-of-use, or blending treatment systems to ensure water quality meets potable standards.
•Recycled Water. Recycled water is created by taking wastewater and applying advanced tertiary treatment (i.e., screening, biological reduction, and filtration and disinfection processes) to create a high quality, non-potable water source. Each step is monitored and controlled in order that the stringent requirements for recycled water are continuously met. Recycled water generated by us meets Arizona’s Aquifer Water Quality Standards before it leaves the treatment facility and is recognized as Class A+, the highest quality of recycled water regulated by the ADEQ. Recycled water can be used for irrigation, facilities cooling, and industrial applications and in a residential setting for toilet flushing and lawn watering.

See “Risk Factors—Business and Operational Factors—There is no guaranteed source of water,” included in Part I, Item 1A of this report, for additional information.
Technology
We use sophisticated technology as a principal means of improving our margins. We focus on technological innovations that allow us to deliver high-quality water and customer service with minimal potential for human error, delays, and inefficiencies. The comprehensive technology platform that we use includes supervisory control and data acquisition (SCADA), automated meter reading (AMR), and geographical information system (GIS) technologies, which we use to map and monitor our physical assets and water resources on an automated, real-time basis with fewer people than the standard water utility model requires. Our systems allow us to detect and resolve potential problems promptly, accurately, and efficiently before they become more serious, which both improves customer service and optimizes and extends the efficient performance and life of our assets. The comprehensive technology platform that we use includes automated meter reading technology, which allows us to read water meters remotely rather than physically, improves water resources accounting, allows for identification of high water usage and water theft from disconnected meters. We also use automated voice, internet billing, payment processing, and customer service applications that contribute to additional reduced headcount and a reduction in associated personnel costs.
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
Competition
As an owner and operator of regulated utilities, we do not face competition within our existing service areas because Arizona law provides the holder of a CC&N for water and wastewater service with an exclusive right to provide that service within the certificated area, as against other public service corporations. In addition, the high cost of constructing water and wastewater systems in an existing market creates a barrier to entry. We do, however, face competition from other water and wastewater utilities for new service areas and with respect to the acquisition of smaller utilities. We believe our principal competitors for new service areas and acquisitions in Arizona are EPCOR Water Arizona Inc., Arizona Water Company, Central States Water Resources, NW Natural Water Company, LLC, Ullico Inc. and Liberty Utilities. We believe competition for new service areas and acquisitions is based on relationships with municipalities and developers, experience in making acquisitions, the ability to finance and obtain regulatory approval, quality and breadth of products and services, the ability to integrate both water and wastewater services, and implement conservation practices throughout the service areas, price, speed, and ease of implementation.
If we seek to extend our services outside Arizona, we will face competition from other regional or national water utilities for these opportunities.
Although we believe we compete effectively in our regulated businesses, our competitors may have more resources and experience than we have and may therefore have a competitive advantage.
Segment Reporting
We currently operate in one geographic region within the State of Arizona, wherein each operating utility operates within the same regulatory environment, and is operated as one reportable segment. We do not have any customers that contribute more than 10% to our revenues or revenue streams. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Reporting” in Part II, Item 7 of this report.
Seasonality
Customer demand for our water during the warmer months is generally greater than other times of the year due primarily to additional consumption of water in connection with irrigation systems, swimming pools, cooling systems, and other outside water use. Throughout the year, and particularly during typically warmer months, demand may vary with temperature, as well as the timing and overall levels of rainfall. In the event that temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the customer demand for our water may decrease and therefore, adversely affect our revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results of Operations—Weather and Seasonality,” included in Part II, Item 7 of this report, for additional information.
Human Capital Resources
Our employees' significant contributions through innovation and standardization are essential to our realized and continued success. We offer comprehensive compensation and benefits package to attract and retain top talent. In addition to competitive base wages, additional benefits include annual bonus opportunities, employee stock options, Company matched 401(k) plan, healthcare and insurance benefits, flexible spending accounts and paid time off.

As of December 31, 2022, we employed 94 full-time individuals and 6 part-time employees. This represents an increase of twelve employees, or 12% from December 31, 2021 due primarily to the hiring of additional employees throughout the organization as the company continues to grow. Currently, none of our employees participate in collective bargaining agreements, and we consider our employee relations to be good.
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
On May 3, 2016, GWRC merged with and into the Company (the “Reorganization Transaction”). At the effective time of the merger, holders of GWRC’s common shares received one share of the Company’s common stock for each outstanding common share of GWRC. As a result of the merger, GWRC ceased to exist as a British Columbia corporation and the Company, governed by the corporate laws of the State of Delaware, was the surviving entity. The Reorganization Transaction was conditional upon the concurrent completion of an initial public offering of shares of common stock of the Company in the U.S., which was completed on May 3, 2016.

Available Information
We maintain an Internet website at www.gwresources.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and proxy statements are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or furnished to, the SEC. To access these reports, go to our website at www.gwresources.com. The foregoing information regarding our website is provided for convenience and the content of our website is not deemed to be incorporated by reference in this report filed with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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
New or stricter regulatory standards or other governmental actions could increase our regulatory compliance and operating costs, require us to alter our existing treatment facilities, and/or cause us to build additional facilities, which could cause our profitability to suffer, particularly if we are unable to increase our rates to offset such costs.
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

Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service ("IRS") and other taxing authorities.
See “Management’s Discussion and Analysis of Results of Operations and Financial Condition —Corporate Transactions —ACC Tax Docket” in Part II, Item 7 of this report for more information on the ACC docket that addresses the utility ratemaking implications of the TCJA.
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
In Arizona, a person or organization may file a ballot initiative with the Arizona Secretary of State and, if a sufficient number of verifiable signatures are submitted, the initiative may be placed on the ballot for the public to vote on the matter. Ballot initiatives may relate to any matter, including taxes and policy and regulation related to our industry, and may change statutes or the state constitution in ways that could impact our customers, the Arizona economy, and the Company. The passage of certain initiatives could depress expected population growth, impact our business or growth plans, and have a material adverse impact on our financial condition, results of operations or cash flows.
Our ability to expand into new service areas and to expand current water and wastewater service depends on approval from regulatory agencies. Failure to obtain required regulatory approvals will adversely affect future growth.
In Arizona, the ACC is the regulatory authority that oversees the formation, expansion, and ongoing operations of water and wastewater utilities. The ACC has authority, among other things, to determine service areas for utility providers. In order for our owned utilities to provide water or wastewater service, they must obtain a CC&N for a service area before they can service that area. In addition, our owned utilities and/or the developments that we serve must demonstrate to the ADWR that there exists a 100-year water supply and obtain either a “Certificate of Assured Water Supply,” which is a certificate issued by the ADWR evidencing sufficient groundwater, surface water, or effluent of adequate quality will be continuously available to satisfy the water needs of the proposed use for at least one hundred years and which applies to a specific subdivision, or a DAWS, which applies to the utility’s entire service area. The designation area is generally coterminous with the CC&N and can grow into adjacent areas as needed. Further, our wastewater facilities require ADEQ and/or EPA permits that regulate, among other things, the level of discharges from our facilities, the size of our facilities, and the location of our facilities. Any inability to obtain the necessary regulatory approvals, assured water supplies, or environmental permits would limit our ability to expand our water or wastewater service areas.
If we chose to expand to states other than Arizona, we may have difficulty acquiring the necessary approvals and permits or complying with environmental, health and safety, or quality standards of such states. See “—Business and Operational Factors — Doing business in jurisdictions other than Arizona may present unforeseen regulatory, legal, and operational challenges that could impede or delay our operations or adversely affect our profitability.”
Our water and wastewater systems are subject to condemnation by governmental authorities, which may result in the receipt of less than the fair market value of our assets and a loss of revenue from our operations.
Municipalities and other governmental subdivisions have historically been involved in the provision of water and wastewater services, and efforts may arise from time to time to convert some or all of our assets to public ownership and operation. Arizona law provides for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation. For example, the assets of our former utility subsidiaries, Cave Creek Water Co. and Valencia Water Company, Inc., were acquired from us by municipalities pursuant to condemnation proceedings, and our other utility subsidiaries could be subjects of such proceedings in the future. Should a municipality or other governmental subdivision seek to acquire some or all of our assets through eminent domain, we would likely resist the acquisition.

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
We are subject to comprehensive regulation by several federal, state and local regulatory agencies that significantly influence our business, liquidity, and results of operations and our ability to fully recover costs from utility customers in a timely manner. The ACC is the regulatory authority with jurisdiction over water and wastewater utilities. The ACC has exclusive authority to approve rates, mandate accounting treatments, authorize long-term financing programs, evaluate significant capital expenditures and plant additions, examine and regulate transactions between a regulated subsidiary and its affiliated entities, and approve or disapprove some reorganizations, mergers, and acquisitions prior to their completion. Additionally, the ACC has statutory authority to oversee service quality and consumer complaints, and approve or disapprove expansion of service areas. The ACC is comprised of five elected members, each serving four year terms. Our profitability is affected by the rates we may charge and the timeliness of recovering costs incurred through our rates. Accordingly, our financial condition and results of operations are dependent upon the satisfactory resolution of any rate proceedings and ancillary matters which may come before the ACC. In addition, the ACC may reopen prior decisions and modify otherwise final orders under certain circumstances. Decisions made by the ACC could have a material adverse impact on our financial condition, results of operations and cash flows.
Business and Operational Factors
Inadequate water and wastewater supplies could have a material adverse effect upon our ability to achieve the customer growth necessary to increase our revenues.
Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. In many areas of Arizona (including certain areas that we service), water supplies are limited and, in some cases, current usage rates exceed sustainable levels for certain water resources. Additionally, regulatory restrictions on the use of groundwater and the development of groundwater wells, lack of available water rights, drought, overuse of local or regional sources of water, protection of threatened species or habitats, or other factors, including climate change, may limit the availability of ground or surface water. No assurance can be given that we will be able to produce or purchase enough water to fully satisfy future customer demand. Further, we can make no guarantee that we will always have access to an adequate supply of water that will meet all quality standards, or that the cost of water will not adversely affect our operating results.
As discussed above, we currently rely predominantly (and are likely to continue to rely) on the pumping of groundwater and the generation and delivery of recycled water for non-potable uses to meet future demands in our service areas. At present, groundwater (and recycled water derived from groundwater) is the primary water supply available to us. In areas where we have not applied for a DAWS, we have not performed hydrological studies or modeling to evaluate the amount of groundwater likely to be available to meet present and expected future demands. Insofar as we intend to rely on the pumping of groundwater and the generation and delivery of recycled water to meet future demands in our current service areas, our ability and/or the ability of developers inside of our service areas to meet regulatory requirements and to demonstrate assured and adequate water supplies is essential to the continued growth of our service connections and our capacity to supply water to our customers. In the event that our wells cannot meet customer demand, we may, under certain circumstances, purchase water from surrounding municipalities, agencies, and other utilities. However, the cost of purchasing water is typically more expensive than producing it. Furthermore, these alternative sources may not always have an adequate supply to sell to us.
Insufficient availability of water or wastewater treatment capacity could materially and adversely affect our ability to provide for expected customer growth necessary to increase revenues. We continuously look for new sources of water to augment our reserves in our service areas, but have not yet obtained material surface water rights. Our ability to obtain such rights may depend on factors beyond our control, such as the future availability of Colorado River water supplies. We also plan to construct facilities and obtain the necessary permits to recharge recycled water to stretch and augment our existing and planned future water supplies, but do not yet have this capability in all of our service areas. As a result, it is possible that, in the future, we will not be able to obtain sufficient water or water supplies to increase customer growth necessary to increase or even maintain our revenues.
If we are unable to access adequate water supplies, such water shortage could adversely affect our business operations, results of operations, cash flow, and financial position in a variety of other ways, which may include, but are not limited to, the following:
•result in water rationing;
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
We are responsible for the design, construction, installation, and maintenance of our water treatment, reclamation, and distribution systems. We could be adversely affected by a failure to complete our construction projects on time or on budget, and a substantial delay in the progress of construction due to adverse weather, work stoppages, shortages of materials or labor, non-issuances of permits, nonperformance of suppliers or contractors, or other factors could result in a material increase in the overall cost of such projects.
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
The risk of natural adverse weather conditions, pandemic outbreaks, global political events, war, or terrorism could disrupt our business, impacting operating costs and capital expenditures.
Our facilities are located in areas which have been and could be subject to natural disasters such as drought, floods, fires or earthquakes. Adverse weather conditions or other extreme changes in the weather, including resulting electrical and technological failures, may disrupt our business and adversely affect operating costs and capital expenditures. In addition, our service areas are susceptible to pandemic outbreaks, terrorist acts, and operations may be affected by disruptive political events, both global and domestic, such as civil unrest in countries in which our vendors are located or products are manufactured, and in the US where protests and other disturbances may affect our ability to operate.
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
These issues could have a material adverse effect on our business and our ability to finance our operations. The businesses and other assets we acquire in the future may not achieve sufficient revenue or profitability to justify our investment, and any difficulties we may encounter in the integration process could interfere with our operations, reduce operating margins, and divert management's attention. Acquisitions could also result in dilutive issuance of our equity securities, incurrence of debt and contingent liabilities, and fluctuations in quarterly results and expenses.
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
Our operations of regulated utilities are currently located exclusively in the state of Arizona, and more specifically approximately 91.0% of our active service connections are within a single municipality, which increases the impact of local conditions on our results of operations.
The customers of our regulated utilities are currently located exclusively in the state of Arizona and 91.0% of our active service connections are located in the City of Maricopa, Arizona. As a result, we cannot diversify or mitigate the risks presented by local regulatory, economic, political, demographic, and weather conditions in this area. An adverse change in any of these conditions would therefore affect our profitability, results of operations, liquidity, and cash flows more significantly than if our utilities operated more broadly in other geographic areas.
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
Other global incidents, such as the COVID-19 pandemic, could have a similar effect of disrupting our business to the extent they reach and impact the service areas in which we operate, the availability of supplies we need, the customers we serve, or the employees who operate our businesses. See “—Business and Operational Factors — The COVID-19 global pandemic could adversely effect our business operations, cash flows, and financial position to an extent that is difficult to predict” for additional information.
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
The COVID-19 global pandemic could adversely affect our business operations, cash flows, and financial position to an extent that is difficult to predict.

The COVID-19 pandemic has adversely affected economies, supply chains, workforce participation and financial markets across the globe. Since the initial outbreak, new variants of COVID-19 that are significantly more contagious than previous strains, have emerged. The spread of these new strains initially caused many government authorities and businesses to reimplement prior restrictions in an effort to lessen the spread of COVID-19 and its variants; however, while many of these restrictions have been lifted, uncertainty remains as to whether additional restrictions may be initiated or again reimplemented in responses to surges in COVID-19 cases.

While the COVID-19 pandemic did not have a material effect on our business operations, results of operations, cash flows, and financial position for the year ended December 31, 2022, the COVID-19 pandemic and the related responses from government authorities could adversely impact us in a number of ways, including, but not limited to, the following:

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

•limitations on employee resources, productivity, and availability, including due to sickness, government restrictions, labor supply shortages, and the desire of employees to avoid contact with large groups of people;

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Update,” included in Part II, Item 7 of this report, for additional information.
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
As of December 31, 2022, we had total indebtedness of $108.8 million. In addition, we may incur substantial additional indebtedness in the future. Our indebtedness could have important consequences, including:
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
The growth of our customer base depends almost entirely on the success of developers in developing residential and commercial properties within our CC&N areas. A CC&N is a permit issued by the ACC allowing a public service corporation to serve a specified area, and preventing other public service corporations from offering the same services within the specified area, which we refer to as “service areas.” Real estate development is a cyclical industry and the growth rate of development, especially residential development, from 2006 through 2019, both nationally and in Arizona had been below historical rates. During the second half of 2020, residential real estate development began to rise to similar 2006 rates and strong growth continued through 2021. While 2022 presented signs of market stabilization, indicators of market cooling appeared towards the end of the year.
The single family housing market is affected by a number of national and regional economic factors, including:
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
Technology Factors
Our information technology systems may be vulnerable to unauthorized external or internal threats due to hacking, ransomware, viruses, or other cybersecurity breaches.
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
Our directors, executive officers, and stockholders holding more than 5% of our capital stock and their affiliates beneficially own, in the aggregate, approximately 54% of our outstanding common stock, including 45% beneficially owned in the aggregate by our former director, William S. Levine, and current director Jonathan L. Levine. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. There can be no assurance that their interests will not conflict with the interests of our other stockholders.
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
•changes in our dividend policy;
•adverse resolution of new or pending litigation against us; and
•changes in general market, economic, and political conditions in the U.S., and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war (including the ongoing war between Russia and Ukraine), other geopolitical uncertainties, public health concerns (including health epidemics or outbreaks of communicable diseases such as the COVID-19 pandemic), and responses to such events.
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
We currently intend to continue to pay a regular monthly dividend on our common stock of $0.02483 per share ($0.29796 per share annually). However, our future dividend policy is subject to our compliance with applicable law, and is dependent on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and on the terms of any preferred stock we may issue in the future, business prospects, and other factors that our board of directors may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that we will continue to pay a dividend in the future.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
The following table lists the principal properties that we own or lease:

Nature of Property	Location	Operated By	Owned or Leased
Corporate Offices	Phoenix, Arizona	Global Water Resources, Inc.	Leased
Wastewater Treatment Plant	Maricopa, Arizona	Global Water - Palo Verde Utilities Company, Inc.	Owned
Global Water Center - Regional Office	Maricopa, Arizona	Global Water - Palo Verde Utilities Company, Inc.	Owned
Wastewater Utility Plant	8 Lift Stations - Maricopa, Arizona	Global Water - Palo Verde Utilities Company, Inc.	Owned
Wastewater Utility Plant	Red Rock, Arizona	Global Water - Palo Verde Utilities Company, Inc.	Owned
Water Utility Plant	16 Well Sites - Maricopa, Arizona	Global Water - Santa Cruz Water Company, Inc.	Owned
Water Utility Plant	6 Water Distribution Sites - Maricopa, Arizona	Global Water - Santa Cruz Water Company, Inc.	Owned
Water Utility Plant	Red Rock, Arizona	Global Water - Santa Cruz Water Company, Inc.	Owned
Water Utility Plant	14 sites - Maricopa County, Arizona	Global Water - Belmont Water Company, Inc.	Owned
Irrigation Utility Plant	Mesa, Arizona	Global Water - Turner Ranches Irrigation, Inc.	Owned
Water Utility Plant	Tucson, Arizona	Global Water - Mirabell Water Company, Inc.	Owned
Water Utility Plant	Tucson, Arizona	Global Water - Francesca Water Company, Inc.	Owned
Water Utility Plant	Marana, Arizona	Global Water - Tortolita Water Company, Inc.	Owned
Water Utility Plant	Marana, Arizona	Global Water - Lyn Lee Water Company, Inc.	Owned
Water Utility Plant	Sahuarita, Arizona	Global Water - Las Quintas Serenas Water Company, Inc.	Owned
Water Utility Plant	Water Distribution Site - Vail, Arizona	Global Water - Rincon Water Company, Inc.	Owned
Water Utility Plant	4 Sites - Vail, Arizona	Global Water - Rincon Water Company, Inc.	Owned
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
Shareholders
As of March 8, 2023, there were approximately [16] shareholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.
Dividends
We currently intend to continue to pay a regular monthly dividend of $0.02483 per share ($0.29796 per share annually). However, our future dividend policy is subject to our compliance with applicable law, and is dependent on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and on the terms of any preferred stock we may issue in the future, business prospects, and other factors that our board of directors may deem relevant. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources” in Part II, Item 7 of this report for a discussion of provisions of our senior secured notes and our revolving credit facility that limit the payment of dividends.

Performance Graph
The following graph compares the relative performance of our common stock, the S&P 500 Index, and our Peer Group Index. This graph covers the period from December 31, 2017 through December 31, 2022. The graph assumes that $100 was invested on December 31, 2017 in the common stock of GWRS, the S&P 500 Index, and our Peer Group Index, and also assumes reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
* Peer group includes American States Water Company, American Water Works, Aqua America, Inc., Artesian Resources Corp., California Water, SJW Group, Middlesex Water Company, and York Water Co.

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Global Water Resources, Inc.	$100.00	$163.04	$211.78	$232.44	$248.02	$221.51
S&P 500 Index	$100.00	$120.76	$155.64	$180.94	$218.36	$184.96
Peer Group Index*	$100.00	$161.07	$207.70	$231.18	$264.86	$279.76
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2022	—	$—	—	—
November 1 to 30, 2022	—	$—	—	—
December 1 to 31, 2022	—	$—	—	—
Total	—		—
Unregistered Sales of Equity Securities
None.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of Global Water Resources, Inc.'s (the "Company", "GWRI", "we", or "us") financial condition and results of operations (“MD&A”) relate to the year ended December 31, 2022 and should be read together with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this report.
Overview
GWRI is a water resource management company that owns, operates, and manages twenty-nine water, wastewater, and recycled water systems in strategically located communities, principally in metropolitan Phoenix and Tucson, Arizona. The Company seeks to deploy an integrated approach, referred to as “Total Water Management." Total Water Management is a comprehensive approach to water utility management that reduces demand on scarce non-renewable water sources and costly renewable water supplies, in a manner that ensures sustainability and greatly benefits communities both environmentally and economically. This approach employs a series of principles and practices that can be tailored to each community:
•Reuse of recycled water, either directly or to non-potable uses, through aquifer recharge, or possibly direct potable reuse in the future;
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

COVID-19 Update

Our water and wastewater services are essential services and we intend to continue to provide those services for our customers. We continue to monitor the impact of the COVID-19 pandemic on our business and operations, including how it will impact our customers, employees, suppliers, vendors, and business partners. While the COVID-19 pandemic did not have a material effect on our business operations, results of operations, cash flows, and financial position for the years ended December 31, 2022 and 2021, we are unable to predict the ultimate extent to which our business operations, results of operations, cash flows, and financial position will be impacted by the COVID-19 pandemic. The degree to which the COVID-19 pandemic impacts our business operations, results of operations, cash flows, and financial position will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic; its severity; the emergence and severity of its variants; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them; general economic factors, such as increased inflation; supply chain constraints; labor supply issues; restrictions on travel and transportation; and how quickly and to what extent normal economic and operating conditions can resume.

Further, our current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to “Risk Factors” included in Part I, Item 1A of this report for additional risks we face due to the COVID-19 pandemic.

Business Outlook

The trend of positive growth in new connections continued in 2021 and 2022. According to the 2020 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) is the 11th largest MSA in the U.S. and had a population of 4.8 million, an increase of 14% over the 4.2 million people reported in the 2010 Census. Metropolitan Phoenix continues to grow due to its comparatively affordable housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 5.8 million people by 2030 and 6.5 million by 2040. During the twelve months ended December 31, 2022, Arizona’s employment rate increased by 3.1%, ranking the state in the top twenty nationally for job growth.

According to the W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus Panel (the "Greater Phoenix Blue Chip Panel"), during 2022 the single-family housing market experienced a decline in permits issued with approximately 24,600 issued in 2022 as compared to approximately 31,000 issued in 2021. The Greater Phoenix Blue Chip Panel expects the decrease in annual single-family housing permits to continue into 2023 with recovery in 2024. However, according to the Greater Phoenix Blue Chip Panel, the outlook for multi-family activity is expected to be more stable, with 13,700 and 12,300 multi-family housing permits expected for 2023 and 2024, respectively. Despite the general slowdown in housing in the Phoenix metropolitan area primarily due to inflation and increased interest rates, management believes that we are well-positioned to benefit from the growth expected in the Phoenix metropolitan area due to the availability of lots and existing infrastructure in place within our services areas.
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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. As of December 31, 2022, active service connections increased 2,388, or 4.4%, to 56,270 compared to 53,882 active service connections as of December 31, 2021, primarily due to organic growth in our service areas. Approximately 91.0% of the 56,270 active service connections are serviced by our Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”) utilities as of December 31, 2022.
The graph below presents the historical change in active and total connections for our ongoing operations over the past five years.

Total Active Connections
60,000
59,000
58,000
57,000
56,000
55,000
54,000
53,000
52,000
51,000
50,000
49,000
48,000
47,000
46,000
45,000
44,000
43,000
42,000
41,000
40,000
39,000
38,000
37,000
36,000
35,000
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
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
To ensure an optimal combination of access to water and water conservation balanced with a fair rate of return for investors, our water utility operating revenue is based on two components: a fixed fee and a consumption or volumetric fee. For our water utilities, the fixed fee, or “basic service charge,” provides access to water for residential usage and has generally been set at a level to produce approximately 50% of total water revenue. The volumetric fee is based on the total volume of water supplied to a given customer after the minimum number of gallons, if any, covered by the basic service charge, multiplied by a price per gallon set by a tariff approved by the ACC. A discount to the volumetric rate applies for customers that use less than an amount specified by the ACC. For all investor-owned water utilities, the ACC requires the establishment of inverted tier conservation-oriented rates, meaning that the price of water increases as consumption increases. For wastewater utilities, wastewater collection, and treatment can be based on volumetric or fixed fees. Our wastewater utility services are billed based solely on a fixed fee, determined by the size of the water meter installed. Recycled water is sold on a volumetric basis with no fixed fee component.

We are required to file rate cases with the ACC to obtain approval for a change in rates. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. We believe it is common industry practice to file for a rate increase every three to five years. Refer to “—Rate Case Activity” below and Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

Environmental, health and safety, and water quality regulations are complex and change frequently, and they have tended to become more stringent over time. Although it is difficult to project the ultimate costs of complying with pending or future requirements, we do not expect current requirements under current regulation to have a material impact on our operations or financial condition, although it is possible new methods of treating drinking water may be required if additional regulations become effective in the future. As newer or stricter standards are introduced, they could increase our operating expenses. We would generally expect to recover expenses associated with compliance for environmental and health and safety standards through rate increases, but this recovery may be affected by regulatory lag.
Infrastructure Investment
Capital expenditures for infrastructure investment are a component of the rate base on which our regulated utility subsidiaries are allowed to earn an equity rate of return. Capital expenditures for infrastructure provide a basis for earnings growth by expanding our “used and useful” rate base, which is a component of our permitted return on investment and revenue requirement. We are generally able to recover a rate of return on these capital expenditures (return on equity and debt), together with debt service and certain operating costs, through the rates we charge.
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
The limited geographic diversity of our service areas makes the results of our operations more sensitive to the effect of local weather extremes. The second and third quarters of the year are generally those in which water services revenue and wastewater services revenues are highest. For additional information and risks associated with weather and seasonality, see “Risk Factors,” included in Part I, Item 1A of this report.
Access to and Quality of Water Supply
In many areas of Arizona (including certain areas that we service), water supplies are limited and, in some cases, current usage rates exceed sustainable levels for certain water resources. We currently rely predominantly (and are likely to continue to rely) on the pumping of groundwater and the generation and delivery of recycled water for non-potable uses to meet future demands in our service areas. At present, groundwater (and recycled water derived from groundwater) is the primary water supply available to us. In addition, regulatory restrictions on the use of groundwater and the development of groundwater wells, lack of available water rights, drought, overuse of local or regional sources of water, protection of threatened species or habitats, or other factors, including climate change, may limit the availability of ground or surface water. Notwithstanding the foregoing, we believe that we have an adequate supply of water to service our current demand and growth for the foreseeable future. For additional information and risks associated with the access to and quality of water supply, see “Risk Factors,” included in Part I, Item 1A of this report.
Rate Case Activity

On July 27, 2022, the ACC issued Rate Decision No. 78644 relating to the Company's recent rate case involving 12 of the Company's regulated utilities, consisting of approximately 96% of the Company's active service connections at the time of the rate case application filing. Pursuant to Rate Decision No. 78644, the ACC approved, among other things, a collective annual revenue requirement increase of approximately $2.2 million (including the acquisition premiums discussed below) based on 2019 test year service connections, and phased-in over approximately two years, as follows:

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

The ACC also approved: (i) the consolidation of water and/or wastewater rates to create economies of scale that are beneficial to all customers when rates are consolidated; (ii) acquisition premiums relating to the Company’s acquisitions of its Red Rock and Turner Ranches utilities, which increase the rate base for such utilities and result in an increase in the annual collective revenue requirement included in the table above; (iii) the Company’s ability to annually adjust rates to flow through changes in property tax expense and/or changes in income tax expense, without the necessity of a rate case proceeding; and (iv) a sustainable water surcharge, which will allow semiannual surcharges to be added to customer bills based on verified costs of new water resources.

Finally, Rate Decision No. 78644 requires the Company to work with ACC staff and the Residential Utility Consumer Office to prepare a Private Letter Ruling request to the Internal Revenue Service (“IRS”) to clarify whether the failure to eliminate the deferred taxes attributable to assets condemned in a transaction governed by Section 1033 of the Internal Revenue Code ("IRC") would violate the normalization provisions of Section 168(i)(9) of the IRC. If the IRS accepts the request and issues its ruling, a copy must be provided to the ACC. Within 90 days after providing the ruling to the ACC, ACC Staff shall prepare, for ACC consideration, a memorandum and proposed order regarding guidance issued within the Private Letter Ruling. This may result in further action by the ACC, which we are unable to predict due to the uncertainties involved, that could have an adverse impact on our financial condition, results of operations and cash flows.
Refer to Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.
Corporate Transactions
Recent Acquisitions
On April 14, 2022, the Company signed a definitive agreement to acquire Farmers Water Co., an operator of a water utility with service area in Pima County, Arizona. On February 1, 2023, the Company completed the acquisition of Farmers Water Co. Refer to Note 16 - "Subsequent Event" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.
On January 20, 2022, the Company acquired the assets of Rincon Water Company, Inc., a water utility in Pima County, Arizona. The acquisition added an additional 73 connections and approximately 8.6 square miles of service area at the time of acquisition.
On January 13, 2022, the Company acquired the assets of Twin Hawks Utility, Inc., a water utility in Pinal County, Arizona. The acquisition added an additional 18 connections and approximately 0.5 square miles of service area at the time of acquisition.
On November 3, 2021, the Company completed the stock acquisition by merger of Las Quintas Serenas Water Company, Inc. ("Las Quintas"), an operator of a water utility with service area in Pima County, Arizona, adding. 1,100 connections with approximately 2.5 square miles of service area at the time of acquisition.
On February1, 2023 the Company completed the acquisition of Farmers Water Co., an operator of a water utility with service area in Sahuarita, Arizona and in unincorporated Pima County, Arizona. The acquisition added approximately 3,300 active water connections and 21.5 square miles of service area. Refer to Note 16 - "Subsequent Events" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional details.
ACC Tax Docket

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

On July 27, 2022, the ACC issued Rate Decision No. 78644, which approved an adjustor mechanism for income taxes. The adjustor mechanism permits the Company to flow through potential changes to state and federal income tax rates as well as refund or collect funds related to TCJA. The Company expects any remaining TCJA recovery to be addressed through the income tax adjustor. Refer to Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

On November 27, 2018, February 20, 2019, February 28, 2019, and January 23, 2020, the ACC adopted orders relating to the funding for income taxes on CIAC and AIAC, which became taxable for our regulated utilities under the TCJA. However, effective January 1, 2021, CIAC and AIAC for regulated water and sewage disposal facility companies are excluded from income under IRC Section 118.

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

Comparison of Results of Operations for the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands, except for share amounts):

	For the Year Ended December 31,
	2022	2021
Revenues	$44,728	$41,914
Operating expenses	36,909	34,935
Operating income	7,819	6,979
Total other expense	(1,379)	(2,220)
Income before income taxes	6,440	4,759
Income tax expense	(934)	(1,150)
Net income	$5,506	$3,609

Basic earnings per common share	$0.24	$0.16
Diluted earnings per common share	$0.24	$0.16
Revenues – The following table summarizes our revenues for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021
Water services	$20,885	$18,944
Wastewater and recycled water services	23,843	22,241
Unregulated revenues	—	729
Total revenues	$44,728	$41,914

Total revenues increased $2.8 million, or 6.7%, to $44.7 million for the year ended December 31, 2022 compared to $41.9 million for the year ended December 31, 2021. The increase in revenue reflects the 4.4% increase in active service connections due to organic growth, combined with new connections associated with the acquisition of Las Quintas Serenas in November 2021, as well as the increase in rates related to Rate Decision No. 78644. The increase in revenue was partially offset by the ICFA revenue recognized in 2021 that did not recur in 2022.

Water Services – Water services revenue increased $1.9 million, or 10.2%, to $20.9 million for the year ended December 31, 2022 compared to $18.9 million for the year ended December 31, 2021. The increase in water services revenue was primarily related to organic growth in connections, the acquisition of Las Quintas Serenas, and an increase in rates related to Rate Decision No. 78644.

Water services revenue based on consumption increased $0.6 million, or 7.3%, to $9.2 million for the year ended December 31, 2022 compared to $8.6 million for the year ended December 31, 2021. The increase was primarily driven by the acquisition of Las Quintas Serenas, growth in connections and an increase in rates related to Rate Decision No. 78644.
Active water connections increased 4.4% to 29,855 as of December 31, 2022 from 28,594 as of December 31, 2021, primarily due to organic growth in our service areas.
Water consumption increased 7.8% to 3.5 billion gallons for the year ended December 31, 2022, compared to 3.2 billion gallons for the year ended December 31, 2021. The increase in water consumption was primarily due to organic growth in our service areas combined with new connections associated with the acquisition of Las Quintas Serenas.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $1.2 million, or 11.9%, to $11.1 million for the year ended December 31, 2022 compared to $9.9 million for the year ended December 31, 2021. The increase was primarily due to the increase in active service connections, which included organic growth combined with new connections associated with the acquisition of Las Quintas, as well as an increase in rates due to Rate Decision No. 78644.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $1.6 million, or 7.2%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in wastewater and recycled water services revenue was primarily driven by a $1.5 million increase in wastewater services revenue. The increase in wastewater services revenue reflects the increase in active wastewater connections, which increased 4.5% to 26,415 as of December 31, 2022 from 25,288 as of December 31, 2021, combined with an increase in rates due to Rate Decision No. 78644.
Recycled water services revenue, which is based on the number of gallons delivered, increased by approximately $0.1 million or 9.7%, to $1.2 million for the year ended December 31, 2022 compared to $1.1 million for the year ended December 31, 2021. The increase in recycled water services revenue was primarily driven by the increase in number of gallons consumed combined with an increase in rates due to Rate Decision No. 78644. The volume of recycled water delivered increased 44 million gallons, or 6.4%, to 727 million gallons for the year ended December 31, 2022 compared to 683 million gallons for the year ended December 31, 2021.

Operating Expenses – The following table summarizes our operating expenses for the year ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021
Operations and maintenance	$10,889	$10,299
General and administrative	16,130	15,146
Depreciation	9,890	9,490
Total operating expenses	$36,909	$34,935
Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax, increased $0.6 million, or 5.7%, for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Total personnel expenses increased $0.1 million, or 2.0%, to $3.5 million for the year ended December 31, 2022 compared to $3.4 million for the year ended December 31, 2021. The increase in personnel expenses was primarily related salary and wage increases, partially offset by lower medical expenses.

Utilities power and related expenses increased $0.3 million, or 13.3%, to $2.3 million for the year ended December 31, 2022 compared to $2.0 million for the year ended December 31, 2021. The increase was attributable to higher electric utility expense due to increased pump usage from additional connections and escalated consumption.
Contract services increased $0.2 million, or 14.4%, to $1.4 million for the year ended December 31, 2022 compared to $1.2 million for the year ended December 31, 2021. The increase was primarily due to increased costs for billing software related to the additional connections year over year.
General and Administrative – General and administrative costs include the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $1.0 million, or 6.5%, for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Personnel related costs increased $0.4 million, or 7.0%, to $6.4 million for the year ended December 31, 2022 compared to $5.9 million for the year ended December 31, 2021. The increase was primarily related salary and wage increases, partially offset by lower medical expenses.
Deferred compensation expense decreased $1.0 million, or 39.0%, to $1.6 million for the year ended December 31, 2022 compared to $2.6 million for the year ended December 31, 2021. The decrease was primarily due to the impact of the change in our stock price, used in the valuation of options that are accounted for as liability awards, where our stock price decreased during the year ended December 31, 2022 as compared to an overall increase in stock price during the year ended December 31, 2021. Refer to Note 14 — “Deferred Compensation Awards” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.
Board compensation expense decreased $0.4 million, or 50.4%, to $0.3 million for the year ended December 31, 2022 compared to $0.7 million for the year ended December 31, 2021. The decrease was primarily due to the decrease in our stock price during the year ended December 31, 2022 compared to the year ended December 31, 2021.
Regulatory expense increased $0.3 million, or 20.3%, to $0.4 million for the year ended December 31, 2022 compared to $0.1 million for the year ended December 31, 2021. The increase is primarily related to expenses incurred relating to the rate case activity during 2022.

Rent expenses increased $0.1 million, or 67.8%, to $0.3 million for the year ended December 31, 2022 compared to $0.2 million for the year ended December 31, 2021. The increase was primarily related to a new corporate office lease agreement that commenced May 2022.
Professional fees expenses increased $0.6 million, or 30.2%, to $2.6 million for the year ended December 31, 2022 compared to $2.0 million for the year ended December 31, 2021. The increase was primarily related to legal fees incurred in connection with the rate case and acquisition related matters.
Depreciation and amortization - Depreciation and amortization expense increased $0.4 million, or 4.2%, to $9.9 million for the year ended December 31, 2022, compared to $9.5 million for the year ended December 31, 2021. The increase was primarily driven by increased depreciation due to the increase in fixed assets, partially offset by a reduction in amortization of intangible assets.
Other Expense – Other expense totaled $1.4 million for the year ended December 31, 2022 compared to $2.2 million for the year ended December 31, 2021. The improvement of $0.8 million in other expense was related to the $1.1 million increase in income associated with Buckeye growth premiums, as a result of increased meter connections in the area, combined with a decrease in interest expense of $1.2 million primarily attributable to an increase in capitalized interest for the year ended December 31, 2021. This was partially offset by $1.5 million of income recognized on the sale of a wireless communication tower in 2021 that did not recur in 2022.
Income Tax Expense – Income tax expense of $0.9 million was recorded for the year ended December 31, 2022 compared to $1.2 million for the year ended December 31, 2021. The decrease was primarily driven by the 2017 TCJA reversal of approximately $0.7 million, offset by an increase in pre-tax net income for the year ended December 31, 2022.
Net Income – Our net income totaled $5.5 million for the year ended December 31, 2022 compared to net income of $3.6 million for the year ended December 31, 2021. The $1.9 million increase was primarily attributable to organic growth, the acquisition of Las Quintas Serenas in November 2021, the recognition of approximately $0.5 million in allowance for funds used during construction ("AFUDC"), offset by an increase in operational expenses of approximately $0.6 million and an increase in approximately $1.0 million in general and administrative expenses, primarily driven by personnel related costs and increased regulatory expenses incurred due to rate case activity during 2022.
Outstanding Share Data
As of March 8, 2023, there were 23,871,046 shares of our common stock outstanding and stock based awards to acquire an additional 517,980 shares of our common stock outstanding.
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
As of December 31, 2022, we have no notable near-term cash expenditures, other than the principal payments for our Series B senior secured notes in the amount of $1.9 million due in each of June and December of 2023. While specific facts and circumstances could change, we believe that we have sufficient cash on hand, the ability to draw on our $15.0 million revolving line of credit (which reflects the increased borrowing amount under this recently amended facility as discussed below), and will be able to generate sufficient cash flows to meet our operating cash flow requirements and capital expenditure plan, as well as remain in compliance with our debt covenants, for the next twelve months and beyond.

In March 2014, we initiated a dividend program to declare and pay a monthly dividend. On November 30, 2022, we announced a monthly dividend increase from $0.02458 per share ($0.29496 per share annually) to $0.02483 per share ($0.29796 per share annually). Although we expect monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of our board of directors and is subject to legal requirements and debt service ratio covenant requirements (refer to “—Senior Secured Notes" and "—Revolving Credit Line").
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
For the year ended December 31, 2022, our net cash provided by operating activities totaled $23.3 million compared to $20.4 million for the year ended December 31, 2021. The $3.0 million increase in cash from operating activities was primarily driven by the improvement in net income for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Cash from Investing Activities
Our net cash used in investing activities totaled $34.2 million for the year ended December 31, 2022 compared to $20.3 million for the year ended December 31, 2021. The $13.9 million increase in cash used in investing activities was primarily driven by the increase in capital expenditures of $15.7 million, offset by a decrease of approximately $1.9 million in cash paid for acquisitions for the year ended December 31, 2022 compared to the year ended December 31, 2021.
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
Cash from Financing Activities

Our net cash provided by financing activities totaled $5.0 million for the year ended December 31, 2022, a $12.9 million change as compared to the $7.9 million in cash used in financing activities for the year ended December 31, 2021. This change was primarily driven by the $14.9 million in net proceeds received from our public offering of common stock in August 2022, partially offset by a $1.9 million principal payment for our Series B senior secured notes for the year ended December 31, 2022.
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
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest, and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of December 31, 2022, the Company was in compliance with its financial debt covenants.
Debt issuance costs as of both December 31, 2022 and 2021 were $0.5 million.

Revolving Credit Line
On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation (the “Northern Trust Loan Agreement”), for a two-year revolving line of credit initially up to $10.0 million with an initial maturity date of April 30, 2022. This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, initially bore an interest rate equal to the London Interbank Offered Rate (LIBOR) plus 2.00% and has no unused line fee. This credit facility replaced the previous revolving line of credit with MidFirst Bank, which was terminated in April 2020. As of December 31, 2022, we had no outstanding borrowings under this credit line.
On April 30, 2021, the Company and The Northern Trust Company entered into an amendment to the Northern Trust Loan Agreement pursuant to which, among other things, the maturity date for the revolving line of credit was extended to April 30, 2024.
On July 26, 2022, the Company and The Northern Trust Company entered into a second amendment to the Northern Trust Loan Agreement, which, among other things, further extended the maturity date for the revolving line of credit to July 1, 2024, increased the maximum principal amount available for borrowing to $15.0 million and replaced the LIBOR interest rate provisions. Refer to Note 1 – “Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements - Corporate Transactions - Revolving Line of Credit" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.
Similar to the senior secured notes, the Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. Additionally, the Northern Trust Loan Agreement contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants are subject to various qualifications and limitations as set forth in the Northern Trust Loan Agreement. Pursuant to the Northern Trust Loan Agreement, the revolving credit facility is subject to certain customary events of default after which the revolving credit facility could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. Refer to Note 11 — "Debt" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information. As of December 31, 2022, the Company was in compliance with its financial debt covenants.
As of December 31, 2022, the Company had no outstanding borrowings under this credit line with The Northern Trust Company. The Company incurred $0 and $95,000 in debt issuance costs relating to the Northern Trust Loan Agreement as of December 31, 2022 and December 31, 2021, respectively.
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
Contractual Obligations

In the course of normal business activities, the Company enters into a variety of contractual obligations and commitments. Some result in direct obligations on the Company's balance sheet while others are firm commitments or commitments based on uncertainties and undetermined execution times.
The following table summarizes our contractual cash obligations as of December 31, 2022 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	2 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt obligations	$108,778	$3,789	$7,578	$7,578	$89,833
Interest on long-term debt (1)	$41,293	4,902	9,278	8,576	18,537
Finance lease obligation	$597	200	294	103	—
Operating lease obligation	$1,663	285	713	665	—
Total (2)	$152,331	$9,176	$17,863	$16,922	$108,370
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

When our regulated subsidiaries file rate cases, their capital assets, operating costs and other matters are subject to review, and disallowances may occur, and the Company may be required to write-off related regulatory assets that are not specifically recoverable and determine if other assets might be impaired. See Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Consolidated Financial Statements included in Part II,
Item 8 of this report for more information regarding our rate proceedings. Management continually evaluates the anticipated recovery, settlement or refund of regulatory assets, liabilities, and revenues subject to refund and provides for allowances and/or reserves that it believes to be necessary. In the event that management’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset or liability will be adjusted to reflect the change in assessment or the impact of regulatory approval of rates.

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
Recent Accounting Pronouncements

A discussion of recently issued and recently issued but not yet adopted accounting pronouncements is included in Note 1 – “Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements - Corporate Transactions - Revolving Line of Credit" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report and is incorporated herein by reference.
Off Balance Sheet Arrangements
As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements.
Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Global Water Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Water Resources, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021 the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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

Regulatory Matters - Impact of Rate Regulation on the Financial Statements — Refer to Note 2 to the financial statements

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

The ACC establishes rates that are designed to permit the recovery of the cost of service and a return on investment. Decisions to be made by the ACC in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the ACC will not approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments that underlie the Company’s regulatory account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, and (2) a refund to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future regulatory decisions and interpretation of new or revised regulatory decisions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due its inherent complexities and pervasive impact on the financial statements.
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

Tempe, Arizona
March 8, 2023

We have served as the Company's auditor since 2003.

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Land	$1,480	$1,338
Depreciable property, plant and equipment	344,043	313,700
Construction work-in-progress	66,039	53,511
Other	697	697
Less accumulated depreciation	(124,522)	(113,380)
Net property, plant and equipment	287,737	255,866
CURRENT ASSETS:
Cash and cash equivalents	6,561	12,637
Accounts receivable — net	2,139	1,994
Customer payments in-transit	462	201
Unbilled revenue	2,557	2,510
Taxes, prepaid expenses, and other current assets	2,439	1,645
Total current assets	14,158	18,987
OTHER ASSETS:
Goodwill	4,957	5,730
Intangible assets — net	10,139	10,339
Regulatory asset	3,169	2,336
Restricted cash	1,001	806
Right-of -use asset	1,891	—
Other noncurrent assets	34	10
Total other assets	21,191	19,221
TOTAL ASSETS	$323,086	$294,074
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,173	$2,120
Accrued expenses	8,056	9,191
Customer and meter deposits	1,682	1,646
Long-term debt — current portion	3,833	3,833
Leases — current portion	505	142
Total current liabilities	16,249	16,932
NONCURRENT LIABILITIES:
Long-term debt	104,945	108,734
Long-term lease liabilities	1,616	199
Deferred revenue - ICFA	20,974	19,035
Regulatory liability	6,371	7,421
Advances in aid of construction	93,656	84,578
Contributions in aid of construction — net	26,404	21,326
Deferred income tax liabilities, net	5,949	3,269
Acquisition liability	1,773	1,773
Other noncurrent liabilities	755	778
Total noncurrent liabilities	262,443	247,113
Total liabilities	278,692	264,045
Commitments and contingencies (Refer to Note 15)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 24,095,139 and 22,832,013 shares issued as of December 31, 2022 and December 31, 2021, respectively.	239	228
Treasury stock, 224,093 and 182,445 shares at December 31, 2022 and December 31, 2021, respectively.	(2)	(2)
Paid in capital	44,157	29,803
Retained earnings	—	—
Total shareholders' equity	44,394	30,029
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$323,086	$294,074

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
REVENUES:
Water services	$20,885	$18,944
Wastewater and recycled water services	23,843	22,241
Unregulated revenues	—	729
Total revenues	44,728	41,914

OPERATING EXPENSES:
Operations and maintenance	10,889	10,299
General and administrative	16,130	15,146
Depreciation and amortization	9,890	9,490
Total operating expenses	36,909	34,935
OPERATING INCOME	7,819	6,979

OTHER INCOME (EXPENSE):
Interest income	65	19
Interest expense	(4,036)	(5,201)
Other	2,592	2,962
Total other expense	(1,379)	(2,220)

INCOME BEFORE INCOME TAXES	6,440	4,759
INCOME TAX BENEFIT (EXPENSE)	(934)	(1,150)
NET INCOME	$5,506	$3,609

Basic earnings per common share	$0.24	$0.16
Diluted earnings per common share	$0.24	$0.16
Dividends declared per common share	$0.30	$0.29

Weighted average number of common shares used in the determination of:
Basic	23,172,733	22,619,469
Diluted	23,332,356	22,902,970

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2020	22,690,477	227	(102,711)	(1)	31,962	—	32,188
Dividend declared $0.29 per share	—	—	—	—	(3,000)	(3,609)	(6,609)
Issuance of Common Stock	54,163	—	—	—	—	—	—
Treasury stock	—	—	(79,734)	(1)	3	—	2
Stock option exercise	87,373	1	—	—	—	—	1
Stock compensation	—	—	—	—	838	—	838
Net income	—	—	—	—	—	3,609	3,609
BALANCE - December 31, 2021	22,832,013	228	(182,445)	(2)	29,803	—	30,029
Dividend declared $0.30 per share	—	—	—	—	(1,383)	(5,506)	(6,889)
Issuance of common stock	1,150,000	11	—	—	14,782	—	14,793
Treasury Stock	—	—	(41,648)	—	304	—	304
Stock option exercise	113,126	—	—	—	22	—	22
Stock compensation	—	—	—	—	629	—	629
Net income	—	—	—	—	—	5,506	5,506
BALANCE - December 31, 2022	24,095,139	239	(224,093)	(2)	44,157	—	44,394

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	5,506	$3,609
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	1,529	2,884
Depreciation and amortization	9,889	9,490
Right of use amortization	182	—
Amortization of deferred debt issuance costs and discounts	44	90
(Gain) Loss on disposal of fixed assets	4	18
Provision for doubtful accounts receivable	103	86
Deferred income tax expense	1,367	(307)
Accounts receivable	(248)	82
Other current assets	210	(1,076)
Accounts payable and other current liabilities	(1,830)	415
Other noncurrent assets	387	(300)
Other noncurrent liabilities	6,193	5,395
Net cash provided by operating activities	23,336	20,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,984)	(18,250)
Cash paid for acquisitions, net of cash acquired	(180)	(2,068)
Other cash flows from investing activities	(24)	(1)
Net cash used in investing activities	(34,188)	(20,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(6,889)	(6,609)
Advances in aid of construction	2,344	3,817
Refunds of advances for construction	(1,140)	(1,007)
Refunds of developer taxes	—	(1,364)
Proceeds from stock option exercise	3	4
Payments for taxes related to net shares settlement of equity awards	(585)	(656)
Principal payments under finance lease	—	(147)
Loan repayments	259	(4)
Repayments of bond	(3,833)	(1,917)
Proceeds from sale of stock	14,812	—
Debt issuance costs paid	—	(46)
Net cash provided by (used in) financing activities	4,971	(7,929)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(5,881)	(7,862)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	13,443	21,305
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	7,562	13,443

See accompanying notes to the consolidated financial statements

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2022	2021
Cash and cash equivalents	$6,561	$12,637
Restricted Cash	1,001	806
Total cash, cash equivalents, and restricted cash	$7,562	$13,443

GLOBAL WATER RESOURCES, INC.
Notes to the Consolidated Financial Statements
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Description of Business
GWRI is a holding company that currently owns and operates twenty-nine water and wastewater systems in strategically targeted communities, primarily in the metropolitan areas of Phoenix and Tucson, Arizona. Serving more than 74,000 people in approximately 29,000 homes within our 397 square miles of certificated service areas as of December 31, 2022, GWRI provides water and wastewater utility services under the regulatory authority of the ACC. Approximately 91.0% of the active service connections are customers of Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”) utilities, which are located within a single service area.
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
Corporate Transactions

ACC Rate Case
On July 27, 2022, the ACC issued Rate Decision No. 78644 relating to the Company's recent rate case. Pursuant to Rate Decision No. 78644, the ACC approved, among other things, a collective annual revenue requirement increase of approximately $2.2 million (including the acquisition premiums discussed below) based on 2019 test year service connections, and phased-in over approximately two years.
The ACC also approved: (i) the consolidation of water and/or wastewater rates to create economies of scale that are beneficial to all customers when rates are consolidated.; (ii) acquisition premiums relating to the Company’s acquisitions of its Red Rock and Turner Ranches utilities, which increase the rate base for such utilities and result in an increase in the annual collective revenue requirement; (iii) the Company’s ability to annually adjust rates to flow through changes in property tax expense and/or changes in income tax expense, without the necessity of a rate case proceeding; and (iv) a sustainable water surcharge, which will allow semiannual surcharges to be added to customer bills based on verified costs of new water resources.
Refer to Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” for additional information.
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

Recent Acquisitions
On April 14, 2022, the Company signed a definitive agreement to acquire Farmers Water Co., an operator of a water utility with service area in Pima County, Arizona. On February 1, 2023, the Company completed the acquisition of Farmers Water Co. Refer to Note 16 - "Subsequent Event" for additional information.
On January 20, 2022, the Company acquired the assets of Rincon Water Company, Inc., a water utility in Pima County, Arizona. The acquisition added an additional 73 connections and approximately 8.6 square miles of service area at the time of acquisition.
On January 13, 2022, the Company acquired the assets of Twin Hawks Utility, Inc., a water utility in Pinal County, Arizona. The acquisition added an additional 18 connections and approximately 0.5 square miles of service area at the time of acquisition.
On November 3, 2021, the Company completed the stock acquisition by merger of Las Quintas Serenas Water Company, Inc. ("Las Quintas"), an operator of a water utility with service area in Pima County, Arizona, adding 1,100 connections with approximately 2.5 square miles of service area at the time of acquisition.
Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.
On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company, Inc. ("Valencia") to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. The Company received growth premiums of $2.5 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively.
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
In addition to third party costs, direct personnel costs and indirect construction overhead costs may be capitalized. Interest incurred during the construction period is also capitalized as a component of the cost of the constructed assets, which represents the cost of debt and equity associated with construction activity. Expenditures for maintenance and repairs are charged to expense.
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
Water connection fees are the fees associated with the application process to set up a customer to receive utility service on an existing water meter. These fees are approved by the ACC through the regulatory process and are set based on the costs incurred to establish services including the application process, billing setup, initial meter reading, and service transfer. Because the amounts charged for water connection fees are set by our regulator and not negotiated in conjunction with the pricing of ongoing water service, the connection fees represent the culmination of a separate earnings process and are recognized when the service is provided. For both the years ended December 31, 2022 and 2021, the Company recognized $0.3 million in connection fees.
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
Restricted Cash
Restricted cash represents cash deposited relating to HUF tariffs and asset retirement obligations. The following table summarizes the restricted cash balance as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
HUF funds	$161	$16
Certificate of deposits	$840	790
	$1,001	$806
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s valuation allowance totaled zero as of December 31, 2022 and 2021 (see Note 12 – “Income Taxes”).
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
Basic and Diluted Earnings per Common Share
Basic earnings per share (“EPS”) in each period of this report were calculated by dividing net income by the weighted-average number of shares during those periods. Diluted EPS includes additional weighted-average common stock equivalents (options and restricted stock awards), if dilutive. Unless otherwise noted, the term “Earnings Per Share” refers to Basic EPS. A reconciliation of the denominator used in Basic and Diluted EPS calculations is show in the following table:

(In thousands)	December 31, 2022	December 31, 2021
Basic weighted average common shares outstanding	23,173	22,619
Effect of dilutive securities:
2017 Option grant	106	164
2019 Option grant	26	61
2020 Restricted stock awards	27	56
2021 Restricted stock awards	—	3
Total dilutive securities	159	284
Diluted weighted average common shares outstanding	23,332	22,903
Anti-dilutive shares excluded from earnings per diluted shares (1)	185	—
(1) Shares were excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock.
Refer to Note 13 – “Deferred Compensation Awards” for additional information regarding the option and restricted stock grants.
Goodwill
Goodwill represents the excess purchase price over the fair value of net tangible and identifiable intangible assets acquired through acquisitions. Goodwill is not amortized, it is instead tested for impairment annually, or more often if circumstances indicate a possible impairment may exist. As required, we evaluate goodwill for impairment annually, and do so as of November 1 of each year, and at an interim date if indications of impairment exist. When testing goodwill for impairment, we may assess qualitative factors, including macroeconomic conditions, industry and market considerations, overall financial performance, and entity specific events to determine whether it is more likely than not that the fair value of an operating and reportable segment is less than its carrying amount. We utilize internally developed discounted future cash flow models, third-party appraisals, or broker valuations to determine the fair value of the reporting unit. Under the discounted cash flow approach, we utilize various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates. Our estimated future cash flows are based on historical data, internal estimates, and external sources. We then compare the estimated fair value to the carrying value. If the carrying value is in excess of the fair value, an impairment charge is recorded to asset impairments within our consolidated statement of operations in the amount by which the reporting unit's carrying value exceeds its fair value, limited to the carrying value of goodwill. Refer to Note 7 — "Goodwill and Intangible Assets" for additional information about goodwill.
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
Debt Issuance Costs
In connection with the issuance of some of our long-term debt, we have incurred legal and other costs that we believe are directly attributable to realizing the proceeds of the debt issued. These costs are netted against long-term debt and amortized as interest expense using the effective interest method over the term of the respective debt. Amortization of debt issuance costs and discounts totaled approximately $0.04 million for the year ended December 31, 2022 and approximately $0.09 million for the year ended December 31, 2021, respectively.
Advances in Aid of Construction ("AIAC") and Contributions in Aid of Construction ("CIAC")
The Company has various agreements with developers, whereby funds, water line extensions, or wastewater line extensions are provided to the Company by the developers and are considered refundable AIAC. These AIAC are non-interest-bearing and are subject to refund to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility services constructed under the agreement over a specified period. Upon the expiration of the agreements’ refunding period, the remaining balance of the AIAC becomes nonrefundable and at that time is considered CIAC. CIAC are amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, utility plant funded by AIAC or CIAC are excluded from rate base. There was no AIAC balance transferred to CIAC for the years ended December 31, 2022 or December 31, 2021.
Fair Value of Financial Instruments
The carrying values of cash equivalents, accounts receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. See Note 11 – “Debt” for information as to the fair value of our long-term debt. Our refundable AIAC have a carrying value of $93.7 million and $84.6 million as of December 31, 2022 and 2021, respectively. Portions of these non-interest-bearing instruments are payable annually through 2032 and amounts not paid by the contract expiration dates become nonrefundable. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases. However, the fair value of these amounts would be less than their carrying value due to the non-interest-bearing feature.
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
While the Company reports its revenue, disaggregated by service type, on the face of its Statements of Operations, the Company does not manage the business based on any performance measure at the individual revenue stream level. The Company does not have any customers that contribute more than 10% to the Company’s revenues or revenue streams. Additionally, the Company notes that the CODM uses consolidated financial information to evaluate the Company’s performance, which is the same basis on which he communicates the Company’s results and performance to the Board of Directors. It is upon this consolidated basis from which he bases all significant decisions regarding the allocation of the Company’s resources on a consolidated level. Based on the information described above and in accordance with the applicable literature, management has concluded that the Company is currently organized and operated as one operating and reportable segment.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”, or "ASC 842"). ASC 842 requires lessees to record a right-of-use asset and corresponding lease obligation for lease arrangements with a term of greater than twelve months and requires additional disclosures about leasing arrangements. The Company implemented ASC 842 on January 1, 2021. The implementation did not result in material changes to our consolidated financial statements. Refer to Note 4 — "Leases" for additional information.
In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Topic 350) ("ASU 2018-15"). ASU 2018-15 amends ASC 350 to include in its scope implementation costs of a Cloud Computing Arrangement ("CCA") that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. The Company implemented ASU 2018-15 on January 1, 2021. The implementation did not result in material changes to our consolidated financial statements.
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

Rate Decision No. 78644 also addressed the primary impacts of the TCJA on the Company, which is the reduction of the federal income tax rate from 35 percent to 21 percent beginning on January 1, 2018. The TCJA required the Company to re-measure all existing deferred income tax assets and liabilities to reflect the reduction in the federal tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers.
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
Rate Decision No. 76901, however, did not address the impacts of the TCJA on accumulated deferred income taxes (“ADIT”), including excess ADIT (“EADIT”). Subsequently, Rate Decision No. 78644 approved an adjustor mechanism for income taxes. The adjustor mechanism permits the Company to flow through potential changes to state and federal income tax rates as well as refund or collect funds related to TCJA.
The ACC also approved:
(i) the consolidation of water and/or wastewater rates to create economies of scale that are beneficial to all customers when rates are consolidated;
(ii) acquisition premiums relating to the Company’s acquisitions of its Red Rock and Turner Ranches utilities, which increase the rate base for such utilities and result in an increase in the annual collective revenue requirement included in the table above;
(iii) the Company’s ability to annually adjust rates to flow through certain changes in tax expense, primarily related to income taxes, without the necessity of a rate case proceeding; and
(iv) a sustainable water surcharge, which will allow semiannual surcharges to be added to customer bills based on verified costs of new water resources.
Finally, Rate Decision No. 78644 requires the Company to work with ACC staff and the Residential Utility Consumer Office to prepare a Private Letter Ruling request to the Internal Revenue Service (“IRS”) to clarify whether the failure to eliminate the deferred taxes attributable to assets condemned in a transaction governed by Section 1033 of the Internal Revenue Code ("IRC") would violate the normalization provisions of Section 168(i)(9) of the IRC. If the IRS accepts the request and issues its ruling, a copy must be provided to the ACC. Within 90 days after providing the ruling to the ACC, ACC Staff shall prepare, for ACC consideration, a memorandum and proposed order regarding guidance issued within the Private Letter Ruling. This may result in further action by the ACC, which we are unable to predict due to the uncertainties involved, that could have an adverse impact on our financial condition, results of operations and cash flows.
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

Under the ICFAs, GWRI has a contractual obligation to ensure physical capacity exists through its regulated utilities for water and wastewater to the landowner/developer when needed. This obligation persists regardless of connection growth. Fees for these services are typically a negotiated amount per equivalent dwelling unit for the specified development or portion of land. Payments are generally due in installments, with a portion due upon signing of the agreement, a portion due upon completion of certain milestones, and the final payment due upon final plat approval or sale of the subdivision. The payments are non-refundable. The agreements are generally recorded against the land with the appropriate recorder's office and must be assumed in the event of a sale or transfer of the land. The regional planning and coordination of the infrastructure in the various service areas has been an important part of GWRI’s business model.
Rate Decision No. 74364 prescribes that of the ICFA funds received, approximately 70% of the ICFA funds will be recorded in the associated utility subsidiary as a hook-up fee (“HUF”) liability, with the remaining 30% to be recorded as deferred revenue, which the Company accounts for in accordance with the Company's ICFA revenue recognition policy. A HUF tariff, specifying the dollar value of a HUF for each utility, was approved by the ACC as part of Rate Decision No. 74364. The Company is responsible for assuring the full HUF value is paid from ICFA proceeds, and recorded in its full amount, even if it results in recording less than 30% of the ICFA fee as deferred revenue.
The Company accounts for the portion allocated to the HUF as a CIAC contribution. However, in accordance with the ACC directives the CIAC is not deducted from rate base until the HUF funds are expended for utility plant. Such funds are segregated in a separate bank account and used for plant. A HUF liability is established and amortized as a reduction of depreciation expense over the useful life of the related plant once the HUF funds are utilized for the construction of plant. For facilities required under a HUF or ICFA, the utilities must first use the HUF moneys received, after which, it may use debt or equity financing for the remainder of construction. The Company records 30% of the funds received, up until the HUF liability is fully funded, as deferred revenue, which is to be recognized as revenue once the obligations specified within the ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred.
As of December 31, 2022 and 2021, ICFA deferred revenue recorded on the consolidated balance sheet totaled $21.0 million and $19.0 million, respectively, which represents deferred revenue recorded for ICFA funds received on contracts.
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
As of December 31, 2022, the regulatory liability recorded on the consolidated balance sheet totaled $6.4 million of which $5.9 million relates to the offset of intangible assets related to ICFA contracts obtained in connection with our Santa Cruz, Palo Verde, and Sonoran acquisitions.
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
Disaggregated Revenues
For the years ended December 31, 2022 and 2021, disaggregated revenues from contracts with customers by major source and customer class are as follows (in thousands):

	Year Ended December 31,
	2022	2021
REGULATED REVENUE
Water Services
Residential	$15,114	$13,697
Irrigation	2,899	2,917
Commercial	1,165	868
Construction	830	691
Other water revenues	877	771
Total water revenues	20,885	18,944
Wastewater and recycled water services
Residential	21,346	19,743
Commercial	888	1,020
Recycled water revenues	1,242	1,132
Other wastewater revenues	367	346
Total wastewater and recycled water revenues	23,843	22,241
TOTAL REGULATED REVENUE	44,728	41,185
UNREGULATED REVENUE
ICFA revenues	—	683
Rental revenues	—	46
TOTAL UNREGULATED REVENUE	—	729
TOTAL REVENUE	$44,728	$41,914

Contract Balances
Our contract assets and liabilities consist of the following (in thousands):

	December 31, 2022	December 31, 2021
CONTRACT ASSETS
Accounts receivable
Water services	$1,179	$1,139
Wastewater and recycled water services	1,124	987
Total contract assets(1)	$2,303	$2,126
CONTRACT LIABILITIES
Deferred revenue - ICFA	$20,974	$19,035
Refund liability - regulated(2)	—	762
Total contract liabilities	$20,974	$19,797
(1) The increase in accounts receivable was primarily due to increased connections through organic growth and rate increases resulting from Rate Decision No. 78644. Refer to Note 2— "Regulatory Decision and Related Accounting and Policy Changes" for further details.
(2) The decrease in refund liability related to tax reform is due to the phase-in approach approved in Rate Decision No. 76901. Refer to Note 2— "Regulatory Decision and Related Accounting and Policy Changes" for further details.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $21.0 million and $19.0 million at December 31, 2022 and December 31, 2021, respectively. Deferred revenue - ICFA is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. Due to the uncertainty of future events, the Company is unable to estimate when to expect recognition of deferred revenue - ICFA.
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
The Company measures the lease liability at the present value of future lease payments, excluding variable payments based on usage or performance, and calculates the present value using implicit rates. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

During the year ended December 31, 2022, the Company entered into nine new finance leases for vehicles with either 48 or 60 month terms, all of which include a purchase option.
January 10, 2022, the Company entered into a five-year finance lease for office equipment which expires on January 31, 2027. There is no purchase option in the lease agreement but the Company controls and obtains substantially all of the benefit from the identified asset.

In December 2021, the Company entered into a new five-year corporate office lease agreement with a commencement date of May 1, 2022. The new monthly rent expense increased to $23,750 for each full calendar month commencing on May 1, 2022 through April 30, 2025 and will increase to $41,572 for each calendar month commencing on May 1, 2025 through April 30, 2027. On March 1, 2022 the Company amended the terms of the lease to incorporate construction of tenant improvements. Should the Company incur additional costs in excess of the landlord improvement allowance, the Company will have the option of paying the expenses at time of possession or amortized over the lease term as additional rent at three percent cost of funds. Rent expense arising from the operating leases totaled approximately $319,000 and $197,000 for the years ended December 31, 2022 and 2021, respectively.
In January 2019, the Company's corporate office lease agreement was amended to extend the term of the lease, with a commencement date of March 1, 2019 and termination date of May 31, 2022. As such, the Company's monthly rent expense increased to approximately $16,000 under this lease.
The right-of-use ("ROU") asset recorded represents the Company’s right to use an underlying asset for the lease term and ROU lease liability represents the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.
Right-of-use assets at December 31, 2022 and 2021 consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Finance Leases	$405	$—
Operating Lease	1,486	—
Total	$1,891	$—
Lease liabilities at December 31, 2022 and 2021 consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Finance Leases	$597	$341
Operating Lease	1,524	—
Total	$2,121	$341
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment at December 31, 2022 and 2021 consist of the following (in thousands):

	Year Ended December 31,
	2022	2021
Equipment	55,178	49,859
Office buildings and other structures	54,647	50,264
Transmission and distribution plant	234,218	213,577
Total property, plant, and equipment	344,043	313,700

Depreciation of property, plant and equipment is computed based on the estimated useful lives as follows:

Useful Lives
Equipment	3 to 30 years
Office buildings and other structures	30 years
Transmission and distribution plant	10 to 50 years

6. ACCOUNTS RECEIVABLE
Accounts receivable as of December 31, 2022 and 2021 consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Billed receivables	$2,303	$2,126
Less allowance for doubtful accounts	$(164)	(132)
Accounts receivable – net	$2,139	$1,994

The following table summarizes the allowance for doubtful accounts activity as of and for the years ended December 31, 2022 and 2021 (in thousands).

	Balance at Beginning of Period	Additions Charged to Expense	Charged to Other Accounts	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2022	$(132)	$(99)	$(8)	$75	$(164)
Year Ended December 31, 2021	$(205)	$(27)	$(10)	$110	$(132)
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The goodwill balance was $5.0 million at December 31, 2022. The balance is related to the Turner, Red Rock, Mirabell, Francesca, Tortolita, Lyn Lee, Las Quintas Serenas, Rincon and Twin Hawks acquisitions. As of June 30, 2022, the Company reclassified approximately $0.8 million of goodwill to regulatory assets related to Red Rock Water, Red Rock Wastewater, and Turner Ranches acquisition premiums as a result of Rate Decision No. 78644 (refer to Note 2 - "Regulatory Decision and Related Accounting and Policy Changes" for additional information). There were no indicators of impairment identified as a result of the Company's review of events and circumstances related to its goodwill subsequent to the acquisitions.
Intangible Assets

As of December 31, 2022 and 2021 intangible assets consisted of the following (in thousands):

	December 31, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	1,532		$1,532	$1,532		$1,532
Intangible trademark	13		13	13		13
Franchise contract rights	132		132	130		130
Organizational costs	87		87	68		68
	1,764		1,764	1,743		1,743
DEFINITE LIVED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(14,785)	3,193	17,978	(14,565)	3,413
Sonoran contract rights	7,406	(2,224)	5,182	7,407	(2,224)	5,183
	25,384	(17,009)	8,375	25,385	(16,789)	8,596
Total intangible assets	$27,148	$(17,009)	$10,139	$27,128	$(16,789)	$10,339
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

Acquired ICFAs and contract rights related to our 2005 acquisition of Sonoran Utility Services, LLC assets are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, we cannot reliably estimate when the remaining intangible assets' amortization will be recorded. Amortization in the amount of $0.2 million and $0.8 million was recorded for these balances for the years ended December 31, 2022 and 2021, respectively.

8. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to our employees through our participation in a pooled plan sponsored by an affiliate of a significant shareholder and director of the Company. Medical claims paid to the plan were approximately $0.9 million and $1.8 million for the years ended December 31, 2022 and 2021, respectively.
Refer to Note 1 — "Description of Business, Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions — Public Offering of Common Stock" for additional information regarding other related party disclosures.
9. ACCRUED EXPENSES

Accrued expenses at December 31, 2022 and 2021 consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Deferred compensation	$818	$1,211
Property taxes	1,195	1,238
Accrued project liabilities	1,585	605
Interest	483	492
Dividend payable	593	547
Asset retirement obligation	697	697
Accrued bonus	557	478
Customer prepayments	588	438
Other accrued liabilities	1,540	3,485
Total accrued expenses	$8,056	$9,191

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
HUF Funds - restricted cash(1)	$161	$—	$—	$161	$16	$—	$—	$16
Demand Deposit(2)	50	—	—	50	135	—	—	135
Certificate of Deposit - Restricted(1)	—	840	—	840	—	790	—	790
Long-term debt(3)	—	103,611	—	103,611	—	125,650	—	125,650
Acquisition Liability(4)	—	—	838	838	—	—	838	838
Total	$211	$104,451	$838	$105,500	$151	$126,440	$838	$127,429

(1) HUF Funds - restricted cash and Certificate of Deposit - Restricted are presented on the Restricted cash line item of the Company's consolidated balance sheets and are valued at amortized cost, which approximates fair value. The increase was primarily driven by additional funds received in growth areas of several utilities.

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
11. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31, 2022		December 31, 2021
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.380% Series A 2016, maturing June 2028	—	28,750	$—	$28,750
4.580% Series B 2016, maturing June 2036	3,833	76,667	3,833	80,500
	3,833	105,417	3,833	109,250
OTHER
Debt issuance costs	—	(472)	—	(516)
Total debt	$3,833	$104,945	$3,833	$108,734

2016 Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $80.5 million and bears an interest rate of 4.58% over a 20-year term. Series B was interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter beginning December 2021. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. Debt issuance costs totaled $0.5 million as of both December 31, 2022 and 2021.

The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of December 31, 2022, the Company was in compliance with its financial debt covenants.
Revolving Credit Line
On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation (the "Northern Trust Loan Agreement"), for a two-year revolving line of credit initially up to $10.0 million with an initial maturity date of April 30, 2022. This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, initially bore an interest rate equal to London Interbank Offered Rate (LIBOR) plus 2.00% and has no unused line fee. On April 30, 2021, the Company and The Northern Trust Company entered into an amendment to the Northern Trust Loan Agreement pursuant to which, among other things, the maturity date for the Company's revolving credit line was extended from April 30, 2022 to April 30, 2024. As of December 31, 2022, the Company had no outstanding borrowings under this credit line. There were $9,812 and $17,191 unamortized debt issuance costs as of December 31, 2022 and December 31, 2021, respectively.
The Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of December 31, 2022, the Company was in compliance with its financial debt covenants.
On July 26, 2022, the Company and The Northern Trust Company entered into the second amendment (the "Second Modification Agreement") to the Northern Trust Loan Agreement, which, among other things, further extended the scheduled maturity date for the revolving line of credit from April 30, 2024 to July 1, 2024, increased the maximum principal amount available for borrowing from $10.0 million to $15.0 million, and replaced the LIBOR interest rate provisions with provisions based on the Secured Overnight Financing Rate (SOFR).
In 2020, Accounting Standards Update (ASU) 2020-04 was issued establishing ASC 848, Reference Rate Reform, and in 2021 ASU 2021-01 was issued, Reference Rate Reform (Topic 848): Scope (collectively, ASC 848). ASC 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. In 2022, ASU 2022-06 was issued, Deferral of the Sunset Date of Topic 848 (ASU 2022-06), to defer the sunset date of ASC 848 to December 31, 2024. ASU 2022-06 is effective immediately for all companies. The Company continues to evaluate the impact of ASC 848.

At December 31, 2022, the remaining aggregate annual maturities of debt and minimum lease payments under finance lease obligations are as follows (in thousands):

	Debt	Finance Lease Obligations
2023	$3,789	$200
2024	3,789	159
2025	3,789	135
2026	3,789	94
2027	3,789	9
Thereafter	89,833	—
Subtotal	108,778	597
Less: amount representing interest	—	—
Total	$108,778	$597

12. INCOME TAXES
The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2022 and December 31, 2021, the Company did not have any valuation allowances or unrecognized tax benefits.

The income tax expense from continuing operations for the years ended December 31, 2022 and 2021 is comprised of the following (in thousands):

	2022
	Federal	State	Total
Current income tax expense (benefit)	$(1,551)	$(252)	$(1,803)
Deferred income tax expense (benefit)	$2,265	$472	$2,737
Income tax expense	$714	$220	$934

	2021
	Federal	State	Total
Current income tax expense (benefit)	$1,142	$257	$1,399
Deferred income tax expense (benefit)	(215)	(34)	$(249)
Income tax expense	$927	$223	$1,150

ASC 740, Income Taxes, prescribes the method to determine whether a deferred tax asset is realizable and significant weight is given to evidence that it can be objectively verified. As of December 31, 2022 and 2021, the Company recorded no valuation allowance.

The following table summarizes the Company’s temporary differences between book and tax accounting that give rise to the deferred tax assets and deferred tax liabilities, as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
DEFERRED TAX ASSETS:
Taxable meter deposits	7	$19
Net operating loss carry forwards	3,623	—
Balterra intangible asset acquisition	224	224
Deferred gain on ICFA funds received	5,216	4,734
AIAC	4,099	3,899
Other	1,539	1,231
Total deferred tax assets	14,708	10,107
Net deferred tax asset	14,708	10,107
DEFERRED TAX LIABILITIES:
Regulatory liability	(243)	(257)
CP Water intangible asset acquisition	(381)	(381)
ICFA intangible asset	(625)	(641)
Property, plant and equipment	(17,936)	(10,962)
Gain on condemnation of Valencia	(81)	(222)
Other Liabilities	(1,391)	(913)
Total deferred tax liabilities	(20,657)	(13,376)
Net deferred tax liability	$(5,949)	$(3,269)
As of December 31, 2022, we have approximately $14.6 million remaining net operating loss (“NOL”) carry forwards.

The Company had a regulatory asset of $3.2 million and $2.3 million at December 31, 2022 and December 31, 2021, respectively, related to the 2017 Federal Tax Cuts and Jobs Act (the "TCJA") signed into law on December 22, 2017. The regulatory liability of $0.8 million at December 31, 2021 was reversed as of June 30, 2022 due to Rate Decision No. 78664. The reversal was recorded as a reduction to income tax expense for approximately $0.7 million, and a reduction to interest expense for approximately $0.1 million. Refer to Note 2 - "Regulatory Decision and Related Accounting Policy and Changes."
The effective tax rates for the years ended December 31, 2022 and 2021 were 14.3% and 24.2%, respectively. The effective tax rate for the year ended December 31, 2022 was lower than the federal statutory rate of 21% primarily due to the TCJA reversal, state income taxes, share based compensation, and IRC Section 4534 interest.
On November 15, 2021, the Infrastructure Investment and Jobs Act was signed into law and became Public Law No. 117-58, which excludes AIAC and CIAC for regulated water and sewage disposal facility companies from income under IRC Section 118, effective January 1, 2021.
13. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. We recognize compensation expense associated with the options over the vesting period.
2017 stock option grant
In August 2017, GWRI's Board of Directors granted stock options to acquire 465,000 shares of GWRI's common stock to employees throughout the Company. The options were granted with an exercise price of $9.40, the market price of the Company's common shares on the NASDAQ Global Market at the close of business on August 10, 2017. The options vested over a four-year period, with 25% having vested in August 2018, 25% having vested in August 2019, 25% having vested in August 2020, and 25% vesting in August 2021. The options have a 10-year life. The Company expensed the $1.1 million fair value of the stock option grant ratably over the four-year vesting period. Stock-based compensation expense of $0.0 million and $0.2 million was recorded for years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, 46,370 options have been exercised and 100,309 options have been forfeited with 318,321 outstanding.
2019 stock option grant
In August 2019, GWRI's Board of directors granted stock options to acquire 250,000 shares of GWRI's common stock to employees throughout the Company. The options were granted with an exercise price of $11.26, the market price of the Company's common shares on the NASDAQ Global Market at the close of business on August 13, 2019. The options vest over a four-year period, with 25% having vested in August 2020, 25% having vested in August 2021, 25% having vested in August 2022, and 25% vesting in August 2023. The options have a 10-year life. The Company will expense the $0.8 million fair value of the stock option grant ratably over the four-year vesting period. Stock-based compensation expense of $0.2 million was recorded for both years ended December 31, 2022 and 2021. As of December 31, 2022, 11,251 options have been exercised and 39,090 options have been forfeited with 199,659 outstanding.

A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at December 31, 2020	626	$10.12	7.3	2,683.6
Options Vested at December 31, 2020	348	$9.72	7.0	1,629.7
Granted	—
Exercised	$(87)	$9.95
Forfeited	$(18)	$11.17
Options Outstanding at December 31, 2021	$520	$10.12	6.6	3,635.4
Options Vested at December 31, 2021	$420	$9.84	6.2	3,050.9
Granted	$—
Exercised	$(2)	$9.61
Forfeited	$—
Options Outstanding at December 31, 2022	$518	$10.12	5.4	1,638.4
Options Vested at December 31, 2022	$468	$10.00	5.3	1,537.6
Phantom stock/Restricted stock units compensation

The following table details total awards granted and the number of units outstanding as of December 31, 2022 along with the amounts paid to holders of the phantom stock units ("PSUs") and/or restricted stock units ("RSUs") for the years ended December 31, 2022 and 2021 (in thousands, except unit amounts):

			Amounts Paid For the Year Ended December 31,
Grant Date	Units Granted	Units Outstanding	2022	2021
Q1 2018	30,907	—	$—	$39
Q1 2019	32,190	—	45	180
Q1 2020	22,481	1,824	108	125
Q1 2021(1)	27,403	11,155	132	118
Q1 2022(1)	22,262	16,697	79	—
Total	135,243	29,676	$364	$462

(1)Pursuant to the Global Water Resources, Inc. 2020 Omnibus Incentive Plan, effective May 7, 2020, long-term incentive awards are no longer granted in the form of PSUs and are granted as RSUs instead.

Stock appreciation rights compensation
The following table details the recipients of the stock appreciation rights ("SARs") awards, the grant date, units granted, exercise price, outstanding units as of December 31, 2022 and amounts paid during the years ended December 31, 2022 and 2021 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Year Ended December 31,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2022	2021
Members of Management (1)(2)	Q1 2015	299,000	$4.26	65,500	$62	$269
Members of Management (1)(3)	Q3 2017	103,000	$9.40	17,000	—	321
Members of Management (1)(4)	Q1 2018	33,000	$8.99	8,250	—	189
Total		735,000		90,750	$62	$779

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

For the twelve months ended December 31, 2022 and 2021, the Company recorded approximately $0.04 million and $1.1 million of compensation expense related to the PSUs/RSUs and SARs, respectively. These are liability awards, so when the stock price decreases, cumulative compensation expense is reduced, which can lead to negative compensation in a given period. Based on GWRI’s closing share price on December 30, 2022 (the last trading date of the year), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

	PSUs	SARs
2023	241	—
2024	99	—
Total	340	—

Restricted stock compensation

On May 7, 2020, the Company's stockholders approved the Global Water Resources, Inc. 2020 Omnibus Incentive Plan which allows restricted stock awards as a form of compensation. A restricted stock award ("RSA") represents the right to receive a share of the Company's common stock. RSAs vest over two to three years, beginning on the date of the grant. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. During the year ended December 31, 2022, 87,000 RSAs were issued. The Company recorded approximately $1.3 million of compensation expense related to the grant and partial vesting of RSAs for the year ended December 31, 2022. During the year ended December 31, 2021, 177,490 RSAs were issued. The Company recorded approximately $1.2 million of compensation expense related to the grant and partial vesting of RSAs for the year ended December 31, 2021. The following table summarizes the RSA transactions for the year ended December 31, 2022:

	Number of RSAs	Weighted Average Fair Value
Nonvested RSAs at the beginning of period	225,664	$14.89
Granted	87,000	16.53
Vested	69,224	13.83
Forfeited	50,972	14.02
Nonvested RSAs at the end of period	192,468	$15.57

14. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$11,355	$5,226
Cash paid for taxes	$1,589	$1,613
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$158	$—

15. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has operating and finance leases for vehicles, office equipment, and office space. Refer to Note 4 – “Leases” for additional information.
On October 16, 2018, the Company completed the acquisition of Red Rock, an operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona. Under the terms of the purchase agreement, the Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. As of December 31, 2022, no meters have been installed and no accounts have been established in any of the three growth premium areas.
Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect our financial position, results of operations, or cash flows.
16. SUBSEQUENT EVENT
The Company has evaluated subsequent events through March 8, 2023, which is the date the financial statements was available to be issued and also the filing date. There are no other subsequent events that require disclosure, except for the following:
Acquisition of Farmers Water Co.

On February 1, 2023, the Company acquired all of the equity of Farmers Water Co., an operator of a water utility with service area in Pima County, Arizona, for a total consideration of $6.2 million. The acquisition added approximately 3,300 active water service connections and approximately 21.5 square miles of CC&N service area in Sahuarita, Arizona and the surrounding unincorporated area of Pima County. The acquisition was accounted for as a business combination under ASC 805, "Business Combinations." The purchase price will be allocated to the acquired utility assets and liabilities assumed based on the seller's book value at acquisition as the historical cost of these assets and liabilities will be the amount the amounts that will continue to be reflected in customer rates. The initial accounting for the business combination is incomplete at this time due to the close proximity of the acquisition close date to the issuance date of these consolidate financial statements.

Under the terms of the purchase agreement, the Company is obligated to pay the seller a growth premium equal to $1,000 for each new account established in the service area, up to a total aggregate growth premium of $3.5 million. The obligation period of the growth premium commences on the closing date of the acquisition and ends ten years after the first new account for residential purposes is established or ten years after the date of closing if a new account has not been established.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Form 10-K does not include an attestation report of our registered public accounting firm because, as a smaller reporting company and non-accelerated filer, our registered public accounting firm is not required to issue such an attestation report.
Changes in Internal Control over Financial Reporting
There was no material change in our internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the following captions in our definitive proxy statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 (the "Proxy Statement") and is incorporated herein by reference: “Proposal One: Election of Directors”, “Executive Officers”, “Other Matters—Delinquent Section 16(a) Reports”, “Other Matters—Code of Ethical Business Conduct”, and “Corporate Governance—Board and Committee Information”.
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
PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedules.
Our consolidated financial statements are included in Part II, Item 8 of this report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in the consolidated financial statements, including the notes thereto, or are inapplicable, and therefore have been omitted.
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

Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed with the SEC on April 25, 2018

10.20	Guaranty Agreement, dated as of June 24, 2016, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.21	Guaranty Agreement, dated as of June 24, 2016, by West Maricopa Combine, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.22	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water Resources, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to the Exhibit 10.4 to Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

Exhibit Number	Description of Exhibit	Method of Filing

10.23	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.24	Pledge and Security Agreement, dated as of June 24, 2016, by and between West Maricopa Combine, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.25	Standstill Agreement, dated March 19, 2021, by and among Global Water Resources, Inc., Levine Investments Limited Partnerships, William S. Levine, Jonathan L. Levine, and Andrew M. Cohn	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on March 24, 2021

10.26	Global Water Resources, Inc. 2018 Stock Option Plan*	Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 6, 2018

10.27	Global Water Resources, Inc. 2020 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020

10.28	Loan Agreement, dated April 30, 2020, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 6, 2020

10.29	Guaranty Agreement, dated as of April 30, 2020, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed May 6, 2020

10.30	Guaranty Agreement, dated as of April 30, 2020, by West Maricopa Combine, LLC	Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed May 6, 2020

10.31	Pledge and Security Agreement, dated as of April 30, 2020, by and between Global Water Resources, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed May 6, 2020

10.32	Pledge and Security Agreement, dated as of April 30, 2020, by and between Global Water LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed May 6, 2020

10.33	Pledge and Security Agreement, dated as of April 30, 2020, by and between West Maricopa Combine, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed May 6, 2020

10.34	Restricted Stock Agreement with Ron L. Fleming, dated May 8, 2020*	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 8, 2020

10.35	Restricted Stock Agreement with Michael J. Liebman, dated May 8, 2020*	Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed May 8, 2020

10.36	Form of Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed May 8, 2020

10.37	Modification Agreement dated April 30, 2021, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021

10.38	Guaranty Agreement, dated as of April 30, 2021, by Global Water Holdings, Inc.	Incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021

10.39	Pledge and Security Agreement, dated as of April 30, 2021, by and between Global Water Holdings, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021

10.40	Second Modification Agreement, dated July 26, 2022 by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed July 27, 2022.

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

21.1	Subsidiaries of Global Water Resources, Inc.	Filed herewith

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	See signature page hereto

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

Exhibit Number	Description of Exhibit	Method of Filing

99.1	Arizona Corporation Commission Decision No. 74364	Incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

99.1	Arizona Corporation Commission Decision No. 78644	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2022

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

*	Management contract or compensatory plan or arrangement.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Water Resources, Inc.

Date: March 8, 2023	By:	/s/ Ron L. Fleming
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

Signature	Title	Date

/s/ Ron L. Fleming	President, Chief Executive Officer, and Chairman of the Board	March 8, 2023
Ron L. Fleming	(Principal Executive Officer)

/s/ Michael J. Liebman	Chief Financial Officer and Corporate Secretary	March 8, 2023
Michael J. Liebman	(Principal Financial and Accounting Officer)

/s/ Jonathan L. Levine	Director	March 8, 2023
Jonathan L. Levine

/s/ Richard M. Alexander	Lead Independent Director	March 8, 2023
Richard M. Alexander

/s/ Andrew M. Cohn	Director	March 8, 2023
Andrew M. Cohn

/s/ Debra Coy	Director	March 8, 2023
Debra Coy

/s/ Brett Huckelbridge	Director	March 8, 2023
Brett Huckelbridge

/s/ David Rousseau	Director	March 8, 2023
David Rousseau