Form 10-Q
period 2023-03-31
Global Water Resources, Inc.
filed 2023-05-03
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 2, 2023, the registrant had 23,871,046 shares of common stock, $0.01 par value per share, outstanding.

Table of Contents                PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Land	$1,480	$1,480
Depreciable property, plant and equipment	369,051	344,043
Construction work-in-progress	70,732	66,039
Other	697	697
Less accumulated depreciation	(134,512)	(124,522)
Net property, plant and equipment	307,448	287,737
CURRENT ASSETS:
Cash and cash equivalents	1,907	6,561
Accounts receivable — net	2,583	2,139
Customer payments in-transit	211	462
Unbilled revenue	2,674	2,557
Taxes, prepaid expenses, and other current assets	1,402	2,439
Total current assets	8,777	14,158
OTHER ASSETS:
Goodwill	10,929	4,957
Intangible assets — net	10,146	10,139
Regulatory asset	3,162	3,169
Restricted cash	1,144	1,001
Right-of -use asset	1,795	1,891
Other noncurrent assets	34	34
Total other assets	27,210	21,191
TOTAL ASSETS	$343,435	$323,086
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,690	$2,173
Accrued expenses	9,661	8,056
Customer and meter deposits	1,669	1,682
Long-term debt — current portion	3,833	3,833
Leases — current portion	498	505
Total current liabilities	17,351	16,249
NONCURRENT LIABILITIES:
Line of credit	3,500	—
Long-term debt	104,957	104,945
Long-term lease liabilities	1,509	1,616
Deferred revenue - ICFA	18,774	20,974
Regulatory liability	6,366	6,371
Advances in aid of construction	101,197	93,656
Contributions in aid of construction — net	33,730	26,404
Deferred income tax liabilities, net	6,685	5,949
Acquisition liability	3,103	1,773
Other noncurrent liabilities	882	755
Total noncurrent liabilities	280,703	262,443
Total liabilities	298,054	278,692
Commitments and contingencies (Refer to Note 15)
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 24,095,139 and 24,095,139 shares issued as of March 31, 2023 and December 31, 2022, respectively.	239	239
Treasury stock, 224,093 and 224,093 shares at March 31, 2023 and December 31, 2022, respectively.	(2)	(2)
Paid in capital	44,456	44,157
Retained earnings	688	—
Total shareholders' equity	45,381	44,394
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$343,435	$323,086

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES:
Water services	$4,839	$4,348
Wastewater and recycled water services	6,021	5,681
Unregulated revenues	2,268	—
Total revenues	13,128	10,029

OPERATING EXPENSES:
Operations and maintenance	2,789	2,543
General and administrative	3,907	3,780
Depreciation and amortization	2,655	2,343
Total operating expenses	9,351	8,666
OPERATING INCOME	3,777	1,363

OTHER INCOME (EXPENSE):
Interest expense	(1,296)	(1,326)
Allowance for equity funds used during construction	299	—
Allowance for borrowed funds used during construction	128	121
Other - Net	423	1,074
Total other expense	(446)	(131)

INCOME BEFORE INCOME TAXES	3,331	1,232
INCOME TAX (EXPENSE)	(865)	(343)
NET INCOME	$2,466	$889

Basic earnings per common share	$0.10	$0.04
Diluted earnings per common share	$0.10	$0.04
Dividends declared per common share	$0.07	$0.07

Weighted average number of common shares used in the determination of:
Basic	23,871,046	22,649,215
Diluted	24,026,617	22,901,232

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2021	22,832,013	228	(182,445)	(2)	29,803	—	30,029
Dividend declared $0.07 per share	—	—	—	—	(781)	(889)	(1,670)
Stock option exercise	250	—	—	—	3	—	3
Stock compensation	—	—	—	—	389	—	389
Net income	—	—	—	—	—	889	889
BALANCE - March 31, 2022	22,832,263	228	(182,445)	(2)	29,414	—	29,640

BALANCE - December 31, 2022	24,095,139	239	(224,093)	(2)	44,157	—	44,394
Dividend declared $0.07 per share	—	—	—	—	—	(1,778)	(1,778)
Stock compensation	—	—	—	—	299	—	299
Net income	—	—	—	—	—	2,466	2,466
BALANCE - March 31, 2023	24,095,139	239	(224,093)	(2)	44,456	688	45,381

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	2,466	$889
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	286	498
Depreciation and amortization	2,655	2,343
Right of use amortization	113	—
Amortization of deferred debt issuance costs and discounts	11	11
(Gain) Loss on disposal of fixed assets	(11)	(8)
Provision for doubtful accounts receivable	19	26
Deferred income tax expense	738	151
Changes in assets and liabilities
Accounts receivable	(393)	41
Other current assets	1,181	(452)
Accounts payable and other current liabilities	1,225	74
Other noncurrent assets	82	20
Other noncurrent liabilities	(1,888)	1,778
Net cash provided by operating activities	6,484	5,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,540)	(6,169)
Cash paid for acquisitions, net of cash acquired	(6,246)	(85)
Net cash used in investing activities	(12,786)	(6,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,779)	(1,670)
Advances in aid of construction	202	1,076
Proceeds from stock option exercise	—	3
Principal payments under finance lease	(132)	(28)
Line of credit borrowings, net	3,500	—
Net cash provided by (used in) financing activities	1,791	(619)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(4,511)	(1,502)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	7,562	13,443
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	3,051	11,941

See accompanying notes to the condensed consolidated financial statements

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$1,907	$11,135
Restricted Cash	1,144	806
Total cash, cash equivalents, and restricted cash	$3,051	$11,941

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are unaudited. The December 31, 2022 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022. In the Company's opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Corporate Transactions

Arizona Corporation Commission ("ACC") Rate Case
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
Recent Acquisitions
On February 1, 2023, the Company acquired all of the equity of Farmers Water Co. ("Farmers"), an operator of a water utility with service area in Pima County, Arizona. The acquisition added approximately 3,300 active water service connections and approximately 21.5 square miles service area in Sahuarita, Arizona and the surrounding unincorporated area of Pima County at the time of the acquisition.

Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.
On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company, Inc. ("Valencia") to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. The Company received growth premiums of $0.4 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.
Significant Accounting Policies
Basic and Diluted Earnings per Common Share
Basic earnings per share (“EPS”) in each period of this report were calculated by dividing net income by the weighted-average number of shares during those periods. Diluted EPS includes additional weighted-average common stock equivalents (options and restricted stock awards), if dilutive. Unless otherwise noted, the term “earnings per share” refers to basic EPS. A reconciliation of the denominator used in basic and diluted EPS calculations is shown in the following table:

(In thousands)	March 31, 2023	March 31, 2022
Basic weighted average common shares outstanding	23,871	22,649
Effect of dilutive securities:
2017 Option grant	97	128
2019 Option grant	27	51
2020 Restricted stock awards	11	58
2021 Restricted stock awards	21	15
Total dilutive securities	156	252
Diluted weighted average common shares outstanding	24,027	22,901
Anti-dilutive shares excluded from earnings per diluted shares (1)	—	—
(1) Shares excluded from the dilutive-effect calculation because the outstanding awards' exercise prices were greater than the average market price of the Company's common stock.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards

In June of 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed the impairment model for certain financial assets that have a contractual right to receive cash, including trade and loan receivables. The new model required recognition based upon an estimation of expected credit losses rather than recognition of losses based on the probability of occurrence.

The Company is a Public Business Entities that is a Smaller Reporting Companies, and therefore ASU 2016-13 was effective for annual reporting periods beginning after December 15, 2022 . The Company adopted the standard utilizing the modified retrospective method for its trade receivables and unbilled revenue on January 1, 2023. Based on the composition of the Company’s trade receivables and unbilled revenue, and expected future losses, the adoption of ASU 2016-13 is not expected to have a material impact on its consolidated financial statements.
2. REGULATORY DECISION AND RELATED ACCOUNTING AND POLICY CHANGES
The Company's regulated utilities and certain other balances are subject to regulation by the ACC and meet the requirements for regulatory accounting found within ASC 980, Regulated Operations.
In accordance with ASC 980, rates charged to utility customers are intended to recover the costs of the provision of service plus a reasonable return in the same period. Changes to the rates are made through formal rate applications with the ACC, which the Company has done for all of the operating utilities and which are described below.

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

Rate Decision No. 78644 also addressed the primary impacts of the Federal Tax Cuts and Jobs Act (the "TCJA") on the Company, which is the reduction of the federal income tax rate from 35 percent to 21 percent beginning on January 1, 2018. The TCJA required the Company to re-measure all existing deferred income tax assets and liabilities to reflect the reduction in the federal tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers.
On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for the Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities due to the TCJA. Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of the revenue requirements under Rate Decision No. 74364. In 2021, the final year of the phase-in, the aggregate annual reductions in revenue for the Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities were approximately $415,000, $669,000, $16,000, and $5,000, respectively. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the difference of the fully phased-in rates to be applied in 2021 versus the years leading up to 2021 (i.e., 2018 through 2020).
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
Finally, Rate Decision No. 78644 requires the Company to work with ACC staff and the Residential Utility Consumer Office to prepare a Private Letter Ruling request to the Internal Revenue Service (“IRS”) to clarify whether the failure to eliminate the deferred taxes attributable to assets condemned in a transaction governed by Section 1033 of the Internal Revenue Code ("IRC") would violate the normalization provisions of Section 168(i)(9) of the IRC. If the IRS accepts the request and issues its ruling, a copy must be provided to the ACC. Within 90 days after providing the ruling to the ACC, ACC Staff shall prepare, for ACC consideration, a memorandum and proposed order regarding guidance issued within the Private Letter Ruling. This may result in further action by the ACC, which the Company is unable to predict due to the uncertainties involved, that could have an adverse impact on its financial condition, results of operations and cash flows.
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

Infrastructure Coordination and Financing Agreements (“ICFAs”) are agreements with developers and homebuilders where the Company provides services to plan, coordinate, and finance the water and wastewater infrastructure that would otherwise be required to be performed or subcontracted by the developer or homebuilder. Rate Decision No. 74364, issued by the ACC in February 2014, established the policy for the treatment of ICFA funds and also prohibited the Company from entering into any new ICFAs. Rate Decision No. 74364 requires a hook-up fee ("HUF") tariff to be established for all ICFAs that come due and are paid subsequent to December 31, 2013, which is a set amount per equivalent dwelling unit determined by the ACC based on the utility and meter size. In addition, since ICFA funds are generally received in installments, Rate Decision No. 74364 prescribes that 70% of funds received must be recorded as a HUF liability, with the remaining 30% to be recorded as deferred revenue, until the HUF liability is fully funded. The Company is responsible for assuring that the full HUF tariff, which is the set amount determined by the rate decision, is funded in the HUF liability, even if it results in recording less than 30% of the overall ICFA funds as deferred revenue. Refer to Note 3 – “Revenue Recognition - Unregulated Revenue” for additional information.
The Company accounts for the portion allocated to the HUF as a contribution in aid of construction (“CIAC”). However, in accordance with the ACC directives, the CIAC is not deducted from rate base until the HUF funds are expended for utility plant. Such funds are segregated in a separate bank account and used for plant.
A HUF liability is established and amortized as a reduction of depreciation expense over the useful life of the related plant once the HUF funds are utilized for the construction of plant. For facilities required under a HUF or ICFA, the utilities must first use the HUF moneys received, after which, it may use debt or equity financing for the remainder of construction.
Regulatory Assets and Liabilities
Regulatory assets and liabilities are the result of operating in a regulated environment in which the ACC establish rates that are designed to permit the recovery of the cost of service and a return on investment The Company capitalizes and records regulatory assets for costs that would otherwise be charged to expense if it is probable that the incurred costs will be recovered in future rates. Regulatory assets are amortized over the future periods that the costs are expected to be recovered. Final determination of whether a regulatory asset can be recovered is decided by the ACC in regulatory proceedings. If the Company determines that a portion of the regulatory assets is not recoverable in customer rates, the Company would be required to recognize the loss of the assets disallowed.
If costs expected to be incurred in the future are currently being recovered through rates, the Company records those expected future costs are regulatory liabilities.
The Company's regulatory assets and liabilities consist of the following (in thousands):

	Recovery Period	March 31, 2023	December 31, 2022
Regulatory Assets
Income taxes recoverable through future rates (1)	Various	$1,462	1,482
Rate case expense surcharge(2)	2 years	407	467
Acquisition premiums(3)	25 years	1,293	1,220
Total regulatory assets		$3,162	$3,169

Regulatory Liabilities
Income taxes payable through future rates(1)		503	508
Acquired ICFAs(4)		5,863	5,863
Total regulatory liabilities		$6,366	$6,371

(1) The TCJA required the Company to re-measure all existing deferred income tax assets and liabilities to reflect the reduction in the federal tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers.
(2) Rate Decision No. 78644, issued July 27, 2022, approved $500K in rate case expenses to be recovered through a rate case expense surcharge over a two-year period. Rate Decision No. 78319, issued on December 3, 2021, approved an acquisition premium of $452K to be amortized over 25 years related to the acquisition of Global Water - Rincon Water Company, Inc ("Rincon"). Amortization will begin once the Company finalizes the next rate case and the acquisition premium is included in customer rates.
(3) Rate Decision No. 78644 approved acquisition premiums totaling $798K related to the acquisitions of Global Water - Turner Ranches Irrigation, Inc. and Global Water - Red Rock Utilities Company, Inc. Amortization began in 2022 as the acquisition premiums were included in customer rates as approved in the decision.
(4) The Acquired ICFA liability relates to the offset of intangible assets related to ICFA contracts obtained in connection with the Santa Cruz, Palo Verde, and Sonoran acquisitions. When ICFA funds are received, a portion of the funds reduce the Acquired ICFA liability as a partial offset to the amortization expense recognition of the related intangible asset.

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
Total revenues do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales taxes.
Unregulated Revenue
Unregulated revenues represent those revenues that are not subject to the ratemaking process of the ACC. For the three months ended March 31, 2023 and March 31, 2022, unregulated revenues are limited to imputed revenues resulting from a portion of ICFA funds received.
ICFAs are agreements with developers and homebuilders where the Company provides services to plan, coordinate, and finance the water and wastewater infrastructure that would otherwise be required to be performed or subcontracted by the developer or homebuilder. Services provided within these agreements include coordination of construction services for water and wastewater treatment facilities as well as financing, arranging, and coordinating the provision of utility services. In return, the developers and homebuilders pay the Company an agreed-upon amount per dwelling unit for the land legally described in the agreement, or a portion thereof. Under ICFA agreements, the Company has a contractual obligation to ensure physical capacity exists through its regulated utilities for the provision of water and wastewater utility service to the land when needed. This obligation persists regardless of connection growth.

As these arrangements are with developers and not with the end water or wastewater customer, revenue recognition coincides with the completion of our performance obligations under the agreement with the developer and the regulated utilities ability to provide fitted capacity for water and wastewater service.
Fees for these services are typically a negotiated amount per equivalent dwelling unit for the for the land legally described in the agreement, or a portion thereof. Payments are generally due in installments, with a portion due upon signing of the agreement, a portion due upon completion of certain milestones, and the final payment due upon final plat approval or sale of the subdivision. The payments are non-refundable. The agreements are generally recorded against the land with the appropriate recorder's office and must be assumed in the event of a sale or transfer of the land. The regional planning and coordination of the infrastructure in the various service areas has been an important part of the Company’s business model.
Rate Decision No. 74364 requires a hook-up fee ("HUF") tariff to be established for all ICFAs that come due and are paid subsequent to December 31, 2013, which is a set amount per equivalent dwelling unit determined by the ACC based on the utility and meter size. As ICFA funds are generally received in installments, Rate Decision No. 74364 prescribes that 70% of funds received must be recorded as a HUF liability, with the remaining 30% to be recorded as deferred revenue, until the HUF liability is fully funded. The Company is responsible for assuring that the full HUF tariff, which is the set amount determined by the rate decision, is funded in the HUF liability, even if it results in recording less than 30% of the overall ICFA funds as deferred revenue.
Refer to Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” for additional information on the accounting treatment of HUF.
The Company believes that these services are not distinct in the context of the contract because they are highly interdependent with the regulated utilities ability to provide fitted capacity for water and wastewater services. The Company concluded that the goods and services provided under ICFA contracts constitute a single performance obligation.
ICFA revenue is recognized at a point in time when the regulated utilities have the necessary capacity in place within its infrastructure to provide water/wastewater services to the developer. The Company exercises judgment when estimating the number of equivalent dwelling units that the regulated utilities have capacity to serve.
As of March 31, 2023 and December 31, 2022, ICFA deferred revenue recorded on the consolidated balance sheet totaled $18.8 million and $21.0 million, respectively, which represents deferred revenue recorded for ICFA funds received on contracts.
For the three months ended March 31, 2023, ICFA revenue recognized totaled $2.3 million. No ICFA revenue was recognized for the three months ended March 31, 2022.
Disaggregated Revenues

For the three months ended March 31, 2023 and 2022, disaggregated revenues from contracts with customers by major source and customer class are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
REGULATED REVENUE
Water Services
Residential	$3,891	$3,401
Irrigation	364	346
Commercial	285	284
Construction	127	121
Other water revenues	172	196
Total water revenues	4,839	4,348
Wastewater and recycled water services
Residential	5,533	5,142
Commercial	281	270
Recycled water revenues	120	162
Other wastewater revenues	87	107
Total wastewater and recycled water revenues	6,021	5,681
TOTAL REGULATED REVENUE	10,860	10,029
UNREGULATED REVENUE
ICFA revenues	2,268	—
TOTAL UNREGULATED REVENUE	2,268	—
TOTAL REVENUE	$13,128	$10,029

Contract Balances

The Company's contract assets and liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
CONTRACT ASSETS
Accounts receivable
Water services	$1,394	$1,179
Wastewater and recycled water services	1,371	1,124
Total contract assets(1)	$2,765	$2,303
CONTRACT LIABILITIES
Deferred revenue - ICFA	$18,774	$20,974
Refund liability - regulated(2)	—	—
Total contract liabilities	$18,774	$20,974
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

Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $18.8 million and $21.0 million at March 31, 2023 and December 31, 2022, respectively. Deferred revenue - ICFA is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. Due to the uncertainty of future events, the Company is unable to estimate when to expect recognition of deferred revenue - ICFA.
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
In December 2021, the Company entered into a new five-year corporate office lease agreement with a commencement date of May 1, 2022. The new monthly rent expense increased to $23,750 for each full calendar month commencing on May 1, 2022 through April 30, 2025 and will increase to $41,572 for each calendar month commencing on May 1, 2025 through April 30, 2027. On March 1, 2022 the Company amended the terms of the lease to incorporate construction of tenant improvements. Should the Company incur additional costs in excess of the landlord improvement allowance, the Company will have the option of paying the expenses at time of possession or amortized over the lease term as additional rent at three percent cost of funds. Rent expense arising from the operating leases totaled approximately $93,000 and $55,000 for the three months ended ended March 31, 2023 and 2022, respectively.
The right-of-use ("ROU") asset recorded represents the Company’s right to use an underlying asset for the lease term and ROU lease liability represents the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.
Right-of-use assets at March 31, 2023 and December 31, 2022 consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Finance Leases	$388	$405
Operating Lease	1,407	1,486
Total	$1,795	$1,891
Lease liabilities at March 31, 2023 and December 31, 2022 consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Finance Leases	$542	$597
Operating Lease	1,465	1,524
Total	$2,007	$2,121

5. PROPERTY, PLANT AND EQUIPMENT
Depreciable property, plant, and equipment at March 31, 2023 and December 31, 2022 consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Equipment	56,720	55,178
Office buildings and other structures	54,999	54,647
Transmission and distribution plant	257,332	234,218
Total property, plant, and equipment	369,051	344,043

Depreciation of property, plant and equipment is computed based on the estimated useful lives as follows:

Useful Lives
Equipment	3 to 30 years
Office buildings and other structures	30 years
Transmission and distribution plant	10 to 50 years
6. ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2023 and December 31, 2022 consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Billed receivables	$2,765	$2,303
Less allowance for doubtful accounts	(182)	(164)
Accounts receivable – net	$2,583	$2,139

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The goodwill balance was $10.9 million at March 31, 2023 and is related to the Turner, Red Rock, Mirabell, Francesca, Tortolita, Lyn Lee, Las Quintas Serenas, Rincon, Twin Hawks, and Farmers acquisitions. As of June 30, 2022, the Company reclassified approximately $0.8 million of goodwill to regulatory assets related to Red Rock Water, Red Rock Wastewater, and Turner Ranches acquisition premiums as a result of Rate Decision No. 78644 (refer to Note 2 - "Regulatory Decision and Related Accounting and Policy Changes" for additional information). The Farmers acquisition contributed $6.0 million to the change in the goodwill balance (refer to Note 15 - "Acquisitions" for additional information. There were no indicators of impairment identified as a result of the Company's review of events and circumstances related to its goodwill subsequent to the acquisitions.
As of March 31, 2023 and December 31, 2022, the goodwill balance consisted of the following (in thousands):

Goodwill balance, December 31, 2022	$4,957
Acquisition activity	5,956
Adjustments subsequent to acquisition date	16
Goodwill balance, March 31, 2023	$10,929
Intangible Assets

Goodwill at March 31, 2023 and December 31, 2022, consisted of the following (in thousands):

	March 31, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	1,532		$1,532	$1,532		$1,532
Intangible trademark	13		13	13		13
Franchise contract rights	139		139	132		132
Organizational costs	87		87	87		87
	1,771		1,771	1,764		1,764
DEFINITE LIVED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(14,785)	3,193	17,978	(14,785)	3,193
Sonoran contract rights	7,406	(2,224)	5,182	7,406	(2,224)	5,182
	25,384	(17,009)	8,375	25,384	(17,009)	8,375
Total intangible assets	$27,155	$(17,009)	$10,146	$27,148	$(17,009)	$10,139
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
Franchise contract rights and organizational costs relate to the 2018 acquisition of Red Rock and the 2023 acquisition of Farmers. Franchise contract rights are agreements with Pima and Pinal counties for Red Rock and Pima county for Farmers that allow the Company to place infrastructure in public right-of-way and permits expected to be renewable indefinitely. The organizational costs represent fees paid to federal or state governments for the privilege of incorporation and expenditures incident to organizing the corporation and preparing it to conduct business.

Acquired ICFAs and contract rights related to the 2005 acquisition of Sonoran Utility Services, LLC assets are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, the Company cannot reliably estimate when the remaining intangible assets' amortization will be recorded. There was no amortization recorded for these balances for both the three months ended March 31, 2023 and 2022.

8. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to employees through its participation in a pooled plan sponsored by an affiliate of a significant shareholder and director of the Company. Medical claims paid to the plan were approximately $0.1 million for both the three months ended March 31, 2023 and 2022.
Refer to Note 1 — "Description of Business, Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions — Public Offering of Common Stock" for additional information regarding other related party disclosures.
9. ACCRUED EXPENSES

Accrued expenses at March 31, 2023 and December 31, 2022 consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Deferred compensation	$740	$818
Property taxes	1,834	1,195
Accrued project liabilities	949	1,585
Interest	1,722	483
Dividend payable	593	593
Asset retirement obligation	697	697
Accrued bonus	295	557
Customer prepayments	591	588
Accrued Professional Fees	285	60
Accrued Payroll	249	50
Other accrued liabilities	1,706	1,430
Total accrued expenses	$9,661	$8,056

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
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
HUF Funds - restricted cash(1)	$304	$—	$—	$304	$161	$—	$—	$161
Demand Deposit(2)	1	—	—	1	50	—	—	50
Certificate of Deposit - Restricted(1)	—	840	—	840	—	840	—	840
Acquisition Liability(3)	—	—	2,168	2,168	—	—	838	838
Total	$305	$840	$2,168	$3,313	$211	$840	$838	$1,889

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

(3) As part of the Red Rock acquisition, the Company is required to pay to the seller a growth premium equal to $750 (not in thousands) for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date, or twenty years from the acquisition date. The fair value of the acquisition liability was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company's estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate.

11. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	March 31, 2023		December 31, 2022
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.380% Series A 2016, maturing June 2028	—	28,750	$—	$28,750
4.580% Series B 2016, maturing June 2036	3,833	76,667	3,833	76,667
	3,833	105,417	3,833	105,417
OTHER
Debt issuance costs	—	(460)	—	(472)
Total debt	$3,833	$104,957	$3,833	$104,945

Debt is measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Long-term debt(3)	—	104,364	—	104,364	—	103,611	—	103,611

(3) The fair value of debt was estimated based on interest rates considered available for instruments of similar terms and remaining maturities.

2016 Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $80.5 million and bears an interest rate of 4.58% over a 20-year term. Series B was interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter beginning December 2021. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. Debt issuance costs totaled $0.5 million as of both March 31, 2023 and December 31, 2022.
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of March 31, 2023, the Company was in compliance with its financial debt covenants.
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
As of March 31, 2023 and December 31, 2022, the outstanding borrowings on this credit line were $3.5 million and $0, respectively. There were approximately $8,000 and $9,800 unamortized debt issuance costs as of March 31, 2023 and December 31, 2022, respectively.

The Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of March 31, 2023, the Company was in compliance with its financial debt covenants.
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

At March 31, 2023, the remaining aggregate annual maturities of debt and minimum lease payments under finance lease obligations are as follows (in thousands):

	Debt	Finance Lease Obligations
2024	$3,800	$144
2025	3,789	159
2026	3,789	135
2027	3,789	95
2028	3,789	9
Thereafter	89,834	—
Subtotal	108,790	542
Less: amount representing interest	—	—
Total	$108,790	$542

12. INCOME TAXES
During the three months ended March 31, 2023, tax expense of $0.9 million was recorded on pre-tax income of $3.3 million for the three months ended March 31, 2023, and tax expense of $0.3 million was recorded on pre-tax income of $1.2 million for the three months ended March 31, 2022.

The income tax provision was computed based on the Company’s estimated effective tax rate and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items. The Company's effective tax rate decreased during the three months ended March 31, 2023.

13. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. The Company recognizes compensation expense associated with the options over the vesting period.
2017 stock option grant

In August 2017, GWRI's Board of Directors granted stock options to acquire 465,000 shares of GWRI's common stock to employees throughout the Company. The options were granted with an exercise price of $9.40, the market price of the Company's common shares on the NASDAQ Global Market at the close of business on August 10, 2017. The options vested over a four-year period, with 25% having vested in August 2018, 25% having vested in August 2019, 25% having vested in August 2020, and 25% having vested in August 2021. The options have a 10-year life. The Company expensed the $1.1 million fair value of the stock option grant ratably over the four-year vesting period. As of August 2021, these options were fully expensed. As of March 31, 2023, 77,454 options have been exercised and 69,225 options have been forfeited with 318,321 options outstanding.
2019 stock option grant
In August 2019, GWRI's Board of directors granted stock options to acquire 250,000 shares of GWRI's common stock to employees throughout the Company. The options were granted with an exercise price of $11.26, the market price of the Company's common shares on the NASDAQ Global Market at the close of business on August 13, 2019. The options vest over a four-year period, with 25% having vested in August 2020, 25% having vested in August 2021, 25% having vested in August 2022, and 25% vesting in August 2023. The options have a 10-year life. The Company will expense the $0.8 million fair value of the stock option grant ratably over the four-year vesting period. Stock-based compensation expense of $0.04 million and $0.05 million was recorded for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, 27,217 options have been exercised and 23,782 options have been forfeited with 199,001 options outstanding.

A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at December 31, 2021	520	$10.12	6.6	$3,635.4
Options Vested at December 31, 2021	420	$9.84	6.2	$3,050.9
Granted	—
Exercised	(2)	$9.61
Forfeited	—	$11.26
Options Outstanding at December 31, 2022	518	$10.12	5.4	$1,638.4
Options Vested at December 31, 2022	468	$10.00	5.3	$1,537.6
Granted	—
Exercised	(1)	$11.26
Forfeited	—
Options Outstanding at March 31, 2023	517	$10.12	5.2	$1,198.1
Options Vested at March 31, 2023	468	$9.99	5.0	$1,139.7
Phantom stock/Restricted stock units compensation

Restricted stock units are granted in the first quarter based on the prior year's performance and vest over a three year period. The units are credited quarterly using the closing price of the Company's common stock on the applicable record date for the respective quarter. The following table details total awards granted and the number of units outstanding as of March 31, 2023, along with the amounts paid to holders of the phantom stock units ("PSUs") and/or restricted stock units ("RSUs") for the years ended March 31, 2023 and 2022 (in thousands, except unit amounts):

			Amounts Paid For the Three Months Ended March 31,
Grant Date	Units Granted	Units Outstanding	2023	2022
Q1 2019	32,190	—	—	45
Q1 2020	22,481	—	24	31
Q1 2021(1)	27,403	8,924	30	38
Q1 2022(1)	22,262	14,841	25	—
Q1 2023(1)	30,366	30,366	—	—
Total	134,702	54,131	$79	$114

(1)Pursuant to the Global Water Resources, Inc. 2020 Omnibus Incentive Plan, effective May 7, 2020, long-term incentive awards are no longer granted in the form of PSUs and are granted as RSUs instead.

Stock appreciation rights compensation
The following table details the recipients of the stock appreciation rights ("SARs") awards, the grant date, units granted, exercise price, outstanding units as of March 31, 2023 and amounts paid during the three months ended March 31, 2023 and 2022 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Three Months Ended March 31,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2023	2022
Members of Management (1)(2)	Q1 2015	299,000	$4.26	45,500	$165	$62
Key Executives (2)(4)	Q2 2015	300,000	$5.13	—	—	—
Members of Management (1)(3)	Q3 2017	103,000	$9.40	17,000	—	—
Members of Management (1)(4)	Q1 2018	33,000	$8.99	8,250	—	—
Total		735,000		70,750	$165	$62

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

For the three months ended March 31, 2023 and 2022, the Company recorded approximately $0.0 million and $0.1 million of compensation expense related to the PSUs/RSUs and SARs, respectively. These are liability awards, so when the stock price decreases, cumulative compensation expense is reduced, which can lead to negative compensation in a given period. Based on GWRI’s closing share price on March 31, 2023 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

RSUs / PSUs
2023	$248
2024	219
2025	126
Total	$593

Restricted stock compensation

On May 7, 2020, the Company's stockholders approved the Global Water Resources, Inc. 2020 Omnibus Incentive Plan which allows restricted stock awards as a form of compensation. A restricted stock award ("RSA") represents the right to receive a share of the Company's common stock. RSAs vest over two to three years, beginning on the date of the grant. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. During the three months ended March 31, 2023, no RSAs were issued. The Company recorded approximately $0.3 million of compensation expense related to the grant and partial vesting of RSAs for the three months ended March 31, 2023. During the three months ended March 31, 2022, no RSAs were issued. The Company recorded approximately $0.3 million of compensation expense related to the grant and partial vesting of RSAs for the three months ended March 31, 2022. The following table summarizes the RSA transactions for the three months ended March 31, 2023:

	Number of RSAs	Weighted Average Fair Value
Nonvested RSAs at the beginning of period	192,467	$14.88
Granted	0
Vested	0
Forfeited	1,067	14.13
Nonvested RSAs at the end of period	191,400	$14.88

14. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Supplemental cash flow information:
Cash paid for interest	$23	$2
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$185	$602
Business acquisition through issuance of contingent consideration payable	$1,330	$—

15. ACQUISITIONS
Acquisition of Farmers Water Company

On February 1, 2023, the Company acquired all of the equity of Farmers Water Co., an operator of a water utility with service area in Pima County, Arizona, for a total consideration of $7.6 million; $6.2 million in cash plus a growth premium estimated at $1.4 million. The acquisition added approximately 3,300 active water service connections and approximately 21.5 square miles of CC&N service area in Sahuarita, Arizona and the surrounding unincorporated area of Pima County.

The acquisition was accounted for as a business combination under ASC 805, "Business Combinations" and the purchase price was allocated to the acquired utility assets and liabilities based on the acquisition-date fair values. Fair values are determined in accordance with ASC 820 "Fair Value Measurement," which allows for the characteristics of the acquired assets and liabilities to be considered, particularly restrictions on the use of the asset and liabilities. Regulation is considered both a restriction on the use of the assets and liabilities, as it relates to inclusion in rate base, and a fundamental input to measuring the fair value in a business combination. Substantially all the Company's operations are subject to the rate-setting authority of the ACC and are accounted for pursuant to accounting guidance for regulated operations. The rate-setting and cost recovery provisions currently in place for the Company's regulated operations provide revenues derived from costs, including a return on investment of assets and liabilities included in rate base. As such, the fair value of the Company's assets and liabilities subject to these rate-setting provisions approximates the pre-acquisition carrying values and does not reflect any net valuation adjustments.

Under the terms of the purchase agreement, the Company is obligated to pay the seller a growth premium equal to $1,000 for each new account established in the service area, up to a total aggregate growth premium of $3.5 million. The obligation period of the growth premium commences on the closing date of the acquisition and ends ten years after the first new account for residential purposes is established on land that is, at the time of the closing date of the acquisition, undeveloped or un-platted and owned by the seller within the service area or ten years after the date of closing if a new account (as previously described) has not been established.

A preliminary purchase price allocation of the net assets acquired in the transaction is as follows (in thousands):

Net assets acquired:
Cash	$28
Accounts receivable	72
Property, plant and equipment	10,386
Construction work-in-progress	126
Prepaids	8
Intangibles[1]	7
Other taxes	(35)
Other accrued liabilities	(44)
Developer deposits	(22)
AIAC	(1,481)
CIAC	(7,425)
Total net assets assumed	1,620
Goodwill	5,956
Total purchase price	$7,576

1 Intangibles consist of franchise contract rights and organization costs. Refer to Note 7 — "Goodwill & Intangible Assets" for additional information regarding the intangibles.

The goodwill reflects the value paid primarily for the long-term potential for connection growth as a result of the Company’s increased scale and diversity, opportunities for synergies, and an improved risk profile.

While the Company uses the best available estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, such estimates are inherently uncertain and subject to refinement. Events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. As a result, during the one-year measurement period from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Any adjustments subsequent to the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, will be recorded to the Company’s Condensed Consolidated Statements of Operations.

16. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has operating and finance leases for vehicles, office equipment, and office space. Refer to Note 4 – “Leases” for additional information.
On October 16, 2018, the Company completed the acquisition of Red Rock, an operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona. Under the terms of the purchase agreement, the Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. As of March 31, 2023, no meters have been installed and no accounts have been established in any of the three growth premium areas.
Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect the Company's financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of Global Water Resources, Inc.'s (the "Company", "GWRI", "we", or "us") financial condition and results of operations (“MD&A”) relate to the year ended March 31, 2023 and should be read together with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this report.
Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward-looking statements include future estimates described in “Business Outlook”, "Factors Affecting our Results of Operations", and “Liquidity and Capital Resources”. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, growth, and opportunities; future financial performance; regulatory and Arizona Corporation Commission ("ACC") proceedings and approvals, such as the anticipated benefits resulting from Rate Decision No. 78644, including our expected collective revenue increase due to new water and wastewater rates and benefits from consolidation of rates; our Private Letter Ruling request in connection with our recent rate case and possible further action that may be taken by the ACC following such request; acquisition plans and our ability to complete additional acquisitions; population and growth projections; technologies, including expected benefits from implementing such technologies; revenues; metrics; operating expenses; trends relating to our industry, market, population growth, and housing permits; the adequacy of our water supply to service our current demand and growth for the foreseeable future; liquidity; plans and expectations for capital expenditures; cash flows and uses of cash; dividends; depreciation and amortization; tax payments; our ability to repay indebtedness and invest in initiatives; impact and resolutions of legal matters; the impact of tax changes; the impact of accounting changes and other pronouncements; the anticipated impacts from the novel coronavirus ("COVID-19") pandemic on the Company, including to our business operations, results of operations, cash flows, and financial position; and our future responses to the COVID-19 pandemic.

Forward-looking statements should not be read as a guarantee of future performance or results. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward-looking statement. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including risks related to legal, regulatory, and legislative matters; risks related to our business and operations; risks related to market and financial matters; risk related to technology; risks related to the ownership of our common stock; and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These and other factors are discussed in the risk factors described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Additionally, there may be other risks described from time to time in the reports that we file with the Securities and Exchange Commission (the “SEC”). Any forward-looking statement speaks only as of the date of this report. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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

•Leading outreach and educational initiatives to ensure all stakeholders including customers, development partners, regulators, and utility staff are knowledgeable on the principles and practices of the Total Water Management approach; and
•Establishing partnerships with communities, developers, and industry stakeholders to gain support of the Total Water Management principles and practices.

COVID-19 Update

Our water and wastewater services are essential services and we intend to continue to provide those services for our customers. We continue to monitor the impact of the COVID-19 pandemic on our business and operations, including how it will impact our customers, employees, suppliers, vendors, and business partners. While the COVID-19 pandemic did not have a material effect on our business operations, results of operations, cash flows, and financial position for the three months ended March 31, 2023 and 2022, we are unable to predict the ultimate extent to which our business operations, results of operations, cash flows, and financial position will be impacted by the COVID-19 pandemic. The degree to which the COVID-19 pandemic impacts our business operations, results of operations, cash flows, and financial position will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic; its severity; the emergence and severity of its variants; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them; general economic factors, such as increased inflation; supply chain constraints; labor supply issues; restrictions on travel and transportation; and how quickly and to what extent normal economic and operating conditions can resume.

Further, our current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to “Risk Factors” included in Part I, Item 1A of the 2022 Form 10-K for additional risks we face due to the COVID-19 pandemic.

Business Outlook

The trend of positive growth in new connections continued in 2022 and the first three months of 2023. According to the 2020 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) is the 11th largest MSA in the U.S. and had a population of 4.8 million, an increase of 14% over the 4.2 million people reported in the 2010 Census. Metropolitan Phoenix continues to grow due to its comparatively affordable housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 5.8 million people by 2030 and 6.5 million by 2040. During the three months ended March 31, 2023, Arizona’s employment rate increased by 3.7%, ranking the state in the top fourteen nationally for job growth.

Despite market data indicating a general slowdown in housing for the Phoenix metropolitan area primarily due to inflation and increased interest rates, management believes that we are well-positioned to benefit from the growth expected in the Phoenix metropolitan area due to the availability of lots and existing infrastructure in place within our services areas.
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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. As of March 31, 2023, active service connections increased 4,797, or 8.7%, to 59,809 compared to 55,012 active service connections as of March 31, 2022, primarily due to the acquisition of Farmers and organic growth in our service areas. Approximately 89.2% of the 59,809 active service connections are serviced by our Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”) utilities as of March 31, 2023.
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
Mar-23
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

We are required to file rate cases with the ACC to obtain approval for a change in rates. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. We believe it is common industry practice to file for a rate increase every three to five years. Refer to “—Rate Case Activity” below and Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

Environmental, health and safety, and water quality regulations are complex and change frequently, and they have tended to become more stringent over time. Although it is difficult to project the ultimate costs of complying with pending or future requirements, we do not expect requirements under current regulations to have a material impact on our operations or financial condition, although it is possible new methods of treating drinking water may be required if additional regulations become effective in the future. As newer or stricter standards are introduced, they could increase our operating expenses. We would generally expect to recover expenses associated with compliance for environmental and health and safety standards through rate increases, but this recovery may be affected by regulatory lag.
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
We have experienced, and expect to continue to experience, these types of threats and attempted intrusions. The implementation of additional security measures could increase costs and have a material adverse impact on our financial results. We have obtained cyber insurance to provide coverage for a portion of the losses and damages that may result from a security breach of our information technology systems, but such insurance may not cover the total loss or damage caused by a breach. These types of events could also require significant management attention and resources, and could adversely affect our reputation with customers and the public.
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
The limited geographic diversity of our service areas makes the results of our operations more sensitive to the effect of local weather extremes. The second and third quarters of the year are generally those in which water services revenue and wastewater services revenues are highest. For additional information and risks associated with weather and seasonality, see “Risk Factors,” included in Part I, Item 1A of the 2022 Form 10-K.
Access to and Quality of Water Supply
In many areas of Arizona (including certain areas that we service), water supplies are limited and, in some cases, current usage rates exceed sustainable levels for certain water resources. We currently rely predominantly (and are likely to continue to rely) on the pumping of groundwater and the generation and delivery of recycled water for non-potable uses to meet future demands in our service areas. At present, groundwater (and recycled water derived from groundwater) is the primary water supply available to us. In addition, regulatory restrictions on the use of groundwater and the development of groundwater wells, lack of available water rights, drought, overuse of local or regional sources of water, protection of threatened species or habitats, or other factors, including climate change, may limit the availability of ground or surface water. Notwithstanding the foregoing, we believe that we have an adequate supply of water to service our current demand and growth for the foreseeable future. For additional information and risks associated with the access to and quality of water supply, see “Risk Factors,” included in Part I, Item 1A of the 2022 Form 10-K.
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
Finally, Rate Decision No. 78644 requires the Company to work with ACC staff and the Residential Utility Consumer Office to prepare a Private Letter Ruling request to the Internal Revenue Service (“IRS”) to clarify whether the failure to eliminate the deferred taxes attributable to assets condemned in a transaction governed by Section 1033 of the Internal Revenue Code ("IRC") would violate the normalization provisions of Section 168(i)(9) of the IRC. If the IRS accepts the request and issues its ruling, a copy must be provided to the ACC. Within 90 days after providing the ruling to the ACC, ACC Staff shall prepare, for ACC consideration, a memorandum and proposed order regarding guidance issued within the Private Letter Ruling. This may result in further action by the ACC, which the Company is unable to predict due to the uncertainties involved, that could have an adverse impact on its financial condition, results of operations and cash flows.
Refer to Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.
Corporate Transactions
Recent Acquisitions
On February 1, 2023, the Company acquired all of the equity of Farmers Water Co. ("Farmers"), an operator of a water utility with service area in Pima County, Arizona. The acquisition added approximately 3,300 active water service connections and approximately 21.5 square miles service area in Sahuarita, Arizona and the surrounding unincorporated area of Pima County at the time of the acquisition. Refer to Note 15 - "Acquisitions" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional details.
ACC Tax Docket

On September 20, 2018, the ACC issued Rate Decision No. 76901, which set forth the reductions in revenue for the Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities due to lower corporate tax rates under the TCJA.  Rate Decision No. 76901 adopted a phase-in approach for the reductions to match the phase-in of the revenue requirement under Rate Decision No. 74364 enacted in February 2014. In 2021, the final year of the phase-in, the aggregate annual reductions in revenue for the Santa Cruz, Palo Verde, Greater Tonopah, and Northern Scottsdale utilities were approximately $415,000, $669,000, $16,000, and $5,000, respectively. The ACC also approved a carrying cost of 4.25% on regulatory liabilities resulting from the difference of the fully phased-in rates to be applied in 2021 versus the years leading up to 2021 (i.e., 2018 through 2020).

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

On November 27, 2018, February 20, 2019, February 28, 2019, and January 23, 2020, the ACC adopted orders relating to the funding for income taxes on CIAC and AIAC, which became taxable for the regulated utilities under the TCJA.

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
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of the Financial Accounting Standards Board’s Accounting Standards Codification 280, Segment Reporting, the Company is not organized around specific products and services, geographic regions, or regulatory environments. The Company currently operates in one geographic region within the State of Arizona, wherein each operating utility operates within the same regulatory environment.
While the Company reports revenue, disaggregated by service type, on the face of the statement of operations, the Company does not manage the business based on any performance measure at the individual revenue stream level. The Company does not have any customers that contribute more than 10% to the Company's revenues or revenue streams. Additionally, the chief operating decision maker uses consolidated financial information to evaluate performance, which is the same basis on which he communicates results and performance to the Company's board of directors. It is upon this consolidated basis from which he bases all significant decisions regarding the allocation of the Company's resources on a consolidated level. Based on the information described above and in accordance with the applicable literature, management has concluded that the Company is currently organized and operated as one operating and reportable segment.

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following table summarizes results of operations for the three months ended March 31, 2023 and 2022 (in thousands, except for share amounts):

	For the Three Months Ended March 31,
	2023	2022
Revenues	$13,128	$10,029
Operating expenses	9,351	8,666
Operating income	3,777	1,363
Total other expense	(446)	(131)
Income before income taxes	3,331	1,232
Income tax expense	(865)	(343)
Net income	$2,466	$889

Basic earnings per common share	$0.10	$0.04
Diluted earnings per common share	$0.10	$0.04
Revenues – The following table summarizes revenues for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Water services	$4,839	$4,348
Wastewater and recycled water services	6,021	5,681
Unregulated revenues	2,268	—
Total revenues	$13,128	$10,029

Total revenues increased $3.1 million, or 30.9%, to $13.1 million for the three months ended March 31, 2023 compared to $10.0 million for the three months ended March 31, 2022. The increase in revenue is primarily attributable to IFCA revenue earned during the quarter that did not occur in 2022, with additional contributions from the increase in rates related to Rate Decision No. 78644, new connections associated with the acquisition of Farmers in February 2023, and organic growth in connections of 2.7%.

Water Services – Water services revenue increased $0.5 million, or 11.3%, to $4.8 million for the three months ended March 31, 2023 compared to $4.3 million for the three months ended March 31, 2022. The increase in water services revenue was primarily related to the acquisition of Farmers and an increase in rates related to Rate Decision No. 78644.

Water services revenue based on consumption was consistent between the three months ended March 31, 2023 and March 31, 2022 and increased by less than $0.1 million, or 0.6%.
Active water connections increased 14.0% to 33,298 as of March 31, 2023 from 29,210 as of March 31, 2022, primarily due to the acquisition of Farmers in February 2023.
Water consumption increased 9.5% to 0.6 billion gallons for both the three months ended March 31, 2023 and March 31, 2022. The increase in water consumption was primarily due to the acquisition of Farmers in February 2023 partially offset by reduced consumption resulting from a 6% decrease in the average temperature and an increase in precipitation of more than 400% as compared to the same period for the prior year.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.5 million, or 17.9%, to $3.1 million for the three months ended March 31, 2023 compared to $2.7 million for the three months ended March 31, 2022. The increase was primarily due to the increase in active service connections primarily from new connections associated with the acquisition of Farmers, as well as an increase in rates due to Rate Decision No. 78644.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.3 million, or 6.0%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in wastewater and recycled water services revenue was primarily driven by a $0.4 million increase in wastewater services revenue. The increase in wastewater services revenue reflects the 2.7% increase in active wastewater connections from 25,802 as of March 31, 2022 to 26,511 as of March 31, 2023, combined with an increase in rates due to Rate Decision No. 78644.

Recycled water services revenue, which is based on the number of gallons delivered, decreased by approximately 26.1% to $0.1 million for the three months ended March 31, 2023 compared to $0.2 million for the three months ended March 31, 2022. The decrease in recycled water services revenue was primarily driven by the decrease in number of gallons consumed partially offset by an increase in rates due to Rate Decision No. 78644. The volume of recycled water delivered decreased 30 million gallons, or 30.5%, to 67 million gallons for the three months ended March 31, 2023 compared to 97 million gallons for the three months ended March 31, 2022. The reduction in recycled water consumption was due to a 6% decrease in the average temperature and an increase in precipitation of more than 400% as compared to the same period for the prior year.

Operating Expenses – The following table summarizes operating expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Operations and maintenance	$2,789	$2,543
General and administrative	3,907	3,780
Depreciation	2,655	2,343
Total operating expenses	$9,351	$8,666
Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax, increased $0.2 million, or 9.7%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Total personnel expenses increased $0.2 million, or 23.8%, to $0.9 million for the three months ended March 31, 2023 compared to $0.8 million for the three months ended March 31, 2022. The increase in personnel expenses was primarily related to higher medical expenses and salary and wage increases, partially offset by lower employee related costs.

General and Administrative – General and administrative costs include the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $0.1 million, or 3.4%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Personnel related costs increased $0.3 million, or 22.1%, to $1.7 million for the three months ended March 31, 2023 compared to $1.4 million for the three months ended March 31, 2022. The increase was primarily related to salary and wage increases and higher medical expenses.
Deferred compensation expense decreased $0.2 million, or 37.9%, to $0.3 million for the three months ended March 31, 2023 compared to $0.5 million for the three months ended March 31, 2022. The decrease was primarily due to the impact of the change in the stock price, used in the valuation of options that are accounted for as liability awards, (i.e. the stock price decreased greater during the three months ended March 31, 2023 as compared to the decrease in stock price during the three months ended March 31, 2022). Refer to Note 13 — “Deferred Compensation Awards” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.
Professional fees expenses decreased $0.1 million, or 16.1%, to $0.5 million for the three months ended March 31, 2023 compared to $0.6 million for the three months ended March 31, 2022. The decrease was primarily related to reduced legal fees in connection with rate case activity, partially offset by an increase in professional fees for acquisition related matters.
Depreciation and amortization - Depreciation and amortization expense increased $0.3 million, or 13.3%, to $2.7 million for the three months ended March 31, 2023, compared to $2.3 million for the three months ended March 31, 2022. The increase was primarily driven by increased depreciation due to the increase in fixed assets.
Other Income/Expense – Other expense totaled $0.4 million for the three months ended March 31, 2023 compared to $0.1 million for the three months ended March 31, 2022. The increase of $0.3 million in other expense was related to the $0.6 million decrease in income associated with Buckeye growth premiums, as a result of fewer new meter connections in the area, partially offset by a decrease in interest expense of $0.3 million primarily attributable to an increase in capitalized interest for the three months ended March 31, 2022.
Income Tax Expense – Income tax expense of $0.9 million was recorded for the three months ended March 31, 2023 compared to $0.3 million for the three months ended March 31, 2022. The increase was primarily driven by the increase in pre-tax income for the three months ended March 31, 2023..

Net Income – Net income totaled $2.5 million for the three months ended March 31, 2023 compared to net income of $0.9 million for the three months ended March 31, 2022. The $1.6 million increase was primarily attributable to the acquisition of Farmers in February 2023, the recognition of $2.3 million of ICFA related revenue, the recognition of approximately $0.4 million in allowance for funds used during construction ("AFUDC"), and an increase in rates related to Rate Decision No. 78644, partially offset by an increase in operational expenses of approximately $0.2 million, increased general and administrative expenses of $0.1 million, and higher depreciation expenses of $0.3 million.
.
Outstanding Share Data
As of May 2, 2023, there were 23,871,046 shares of the Company's common stock outstanding and stock based awards to acquire an additional 517,454 shares of the Company's common stock outstanding.
Liquidity and Capital Resources
The Company's capital resources are provided by internally generated cash flows from operations as well as debt and equity financing. Additionally, the regulated utility subsidiaries receive advances and contributions from customers, home builders, and real estate developers to partially fund construction necessary to extend service to new areas. The Company uses capital resources to:
•fund operating costs;
•fund capital requirements, including construction expenditures;
•pay dividends;
•fund acquisitions;
•make debt and interest payments; and
•invest in new and existing ventures.
The Company's utility subsidiaries operate in rate-regulated environments in which the amount of new investment recovery may be limited. Such recovery will take place over an extended period of time because recovery through rate increases is subject to regulatory lag.
As of March 31, 2023, the Company has no notable near-term cash expenditures, other than the principal payments for the Series B senior secured notes in the amount of $1.9 million due in each of June and December of 2023. While specific facts and circumstances could change, the Company believes that there is sufficient cash on hand, the ability to draw on the $15.0 million revolving line of credit (which reflects the increased borrowing amount under this recently amended facility as discussed below), and will be able to generate sufficient cash flows to meet the operating cash flow requirements and capital expenditure plan, as well as remain in compliance with the debt covenants, for the next twelve months and beyond.
In March 2014, the Company initiated a dividend program to declare and pay a monthly dividend. On November 30, 2022, the Company announced a monthly dividend increase from $0.02458 per share ($0.29496 per share annually) to $0.02483 per share (0.29796 per share annually). Although the Company expects that monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of the Company's board of directors and is subject to legal requirements and debt service ratio covenant requirements (refer to “—Senior Secured Notes" and "—Revolving Credit Line").
Cash from Operating Activities
Cash flows provided by operating activities are used for operating needs and to meet capital expenditure requirements. The Company's future cash flows from operating activities will be affected by economic utility regulation, infrastructure investment, growth in service connections, customer usage of water, compliance with environmental health and safety standards, production costs, weather, and seasonality.
For the three months ended March 31, 2023, net cash provided by operating activities totaled approximately $6.5 million compared to $5.4 million for the three months ended March 31, 2022. The $1.1 million increase in cash from operating activities was primarily driven by a decrease of $1.2 million in other current assets for 2021 tax refunds for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Cash from Investing Activities

The net cash used in investing activities totaled approximately $12.8 million for the three months ended March 31, 2023 compared to $6.3 million for the three months ended March 31, 2022. The $6.5 million increase in cash used in investing activities was primarily driven by the $6.2 million acquisition of Farmers, and an increase in capital expenditures of $0.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
The Company continues to invest capital prudently in existing, core service areas where the Company is able to deploy the Total Water Management model as this includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. The projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors. As a result, the Company may reduce capital expenditures to correspond with any decreases in demand for housing in service areas.
Cash from Financing Activities

The net cash provided by financing activities totaled $1.8 million for the three months ended March 31, 2023, a $2.4 million change, as compared to the $0.6 million in cash used in financing activities for the three months ended March 31, 2022. This change was primarily driven by the $3.5 million in net cash proceeds from the Company's revolving line of credit, offset by a decrease in advances in aid of construction for the three months ended March 31, 2023.
Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B was interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter beginning December 2021. The proceeds of the senior secured notes were primarily used to refinance the Company's long-term tax exempt bonds, pursuant to an early redemption option at 103%, plus accrued interest, as a result of the Company's U.S. initial public offering of its common stock in May 2016.
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest, and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of March 31, 2023, the Company was in compliance with its financial debt covenants.
Debt issuance costs as of both March 31, 2023 and December 31, 2022 were $0.5 million.
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
On July 26, 2022, the Company and The Northern Trust Company entered into a second amendment to the Northern Trust Loan Agreement, which, among other things, further extended the maturity date for the revolving line of credit to July 1, 2024, increased the maximum principal amount available for borrowing to $15.0 million and replaced the LIBOR interest rate provisions. Refer to Note 11 – “Debt" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.
Similar to the senior secured notes, the Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan

Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. Additionally, the Northern Trust Loan Agreement contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants are subject to various qualifications and limitations as set forth in the Northern Trust Loan Agreement. Pursuant to the Northern Trust Loan Agreement, the revolving credit facility is subject to certain customary events of default after which the revolving credit facility could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. Refer to Note 11 — "Debt" of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information. As of March 31, 2023, the Company was in compliance with its financial debt covenants.
As of March 31, 2023, the Company had outstanding borrowings of $3.5 million under this credit line with The Northern Trust Company. The Company did not incur debt issuance costs relating to the Northern Trust Loan Agreement for the three months ended March 31, 2023 or March 31, 2022.
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
Insurance Coverage
The Company carries various property, casualty, and financial insurance policies with limits, deductibles, and exclusions consistent with industry standards. However, insurance coverage may not be adequate or available to cover unanticipated losses or claims. The Company is self-insured to the extent that losses are within the policy deductible or exceed the amount of insurance maintained. Such losses could have a material adverse effect on the Company's short-term and long-term financial condition and the results of operations and cash flows.
Contractual Obligations
There have been no material changes in our reported contractual obligations from those disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” in the 2022 10-K.
Critical Accounting Policies, Judgments, and Estimates
The application of critical accounting policies is particularly important to the Company's financial condition and results of operations and provides a framework for management to make significant estimates, assumptions, and other judgments. Additionally, the Company's financial condition, results of operations, and cash flow are impacted by the methods, assumptions, and estimates used in the application of critical accounting policies. Although management believes that these estimates, assumptions, and other judgments are appropriate, they relate to matters that are inherently uncertain and that may change in subsequent periods. Accordingly, changes in the estimates, assumptions, and other judgments applied to these accounting policies could have a significant impact on the Company's financial condition and results of operations as reflected in its financial statements.

There have been no significant changes to our critical accounting policies from those disclosed under “Managements’ Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Judgments, and Estimates” in the 2022 10-K.
Off Balance Sheet Arrangements
As of March 31, 2023 and 2022, the Company did not have any off-balance sheet arrangements.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no material change in the internal controls over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
In the ordinary course of business, the Company may, from time to time, be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. To our knowledge, the Company is not involved in any legal proceeding which is expected to have a material effect.
ITEM 1A.     RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in Part I, Item 1A of the 2022 10-K. There have been no material changes in the risk factors from those discussed in “Risk Factors” included in Part I, Item 1A of the 2022 10-K.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended March 31, 2023.
b) Use of Proceeds
None.
c) Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock the Company made during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2023	—	$—	—	$—
February 1 to February 28, 2023	—	—	—	—
March 1 to March 31, 2023	—	—	—	—
Total	—	$—	—	$—

(1) Represents shares withheld from employees to satisfy certain tax obligations due in connection with the vesting of restricted stock awards granted under the Global Water Resources, Inc. 2020 Omnibus Incentive Plan. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 4, 2016.

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed May 4, 2016.

10.1	First Amendment to Employment Agreement with Christopher D. Krygier, dated February 6, 2023	Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed February 10, 2023.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.

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