Form 10-Q
period 2023-06-30
Global Water Resources, Inc.
filed 2023-08-10
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 9, 2023, the registrant had 24,170,517 shares of common stock, $0.01 par value per share, outstanding.

Table of Contents                PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Land	$1,480	$1,480
Depreciable property, plant and equipment	378,190	344,043
Construction work-in-progress	70,442	66,039
Other	697	697
Less accumulated depreciation	(137,149)	(124,522)
Net property, plant and equipment	313,660	287,737
CURRENT ASSETS:
Cash and cash equivalents	2,007	6,561
Accounts receivable — net	3,061	2,139
Customer payments in-transit	251	462
Unbilled revenue	3,130	2,557
Taxes, prepaid expenses, and other current assets	1,419	2,439
Total current assets	9,868	14,158
OTHER ASSETS:
Goodwill	10,913	4,957
Intangible assets — net	10,146	10,139
Regulatory asset	3,073	3,169
Restricted cash	2,348	1,001
Right-of -use asset	1,717	1,891
Other noncurrent assets	35	34
Total other assets	28,232	21,191
TOTAL ASSETS	$351,760	$323,086
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$378	$2,173
Accrued expenses	8,381	8,056
Customer and meter deposits	1,685	1,682
Long-term debt — current portion	3,878	3,833
Leases — current portion	504	505
Total current liabilities	14,826	16,249
NONCURRENT LIABILITIES:
Line of credit	6,765	—
Long-term debt	103,259	104,945
Long-term lease liabilities	1,413	1,616
Deferred revenue - ICFA	19,380	20,974
Regulatory liability	6,361	6,371
Advances in aid of construction	105,240	93,656
Contributions in aid of construction — net	34,251	26,404
Deferred income tax liabilities, net	7,038	5,949
Acquisition liability	3,080	1,773
Other noncurrent liabilities	2,120	755
Total noncurrent liabilities	288,907	262,443
Total liabilities	303,733	278,692
Commitments and contingencies (Refer to Note 16)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 24,477,252 and 24,095,139 shares issued as of June 30, 2023 and December 31, 2022, respectively.	240	239
Treasury stock, 306,735 and 224,093 shares at June 30, 2023 and December 31, 2022, respectively.	(2)	(2)
Paid in capital	47,101	44,157
Retained earnings	688	—
Total shareholders’ equity	48,027	44,394
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$351,760	$323,086

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES:
Water services	$6,557	$5,682	$11,396	$10,030
Wastewater and recycled water services	6,443	6,020	12,464	11,701
Unregulated revenues	—	5	2,268	5
Total revenues	13,000	11,707	26,128	21,736

OPERATING EXPENSES:
Operations and maintenance	3,181	2,942	5,970	5,485
General and administrative	4,104	3,876	8,011	7,656
Depreciation and amortization	2,705	2,427	5,360	4,770
Total operating expenses	9,990	9,245	19,341	17,911
OPERATING INCOME	3,010	2,462	6,787	3,825

OTHER INCOME (EXPENSE):
Interest expense	(1,281)	(1,057)	(2,449)	(2,262)
Allowance for equity funds used during construction	216	—	515	—
Other - Net	525	552	948	1,626
Total other expense	(540)	(505)	(986)	(636)

INCOME BEFORE INCOME TAXES	2,470	1,957	5,801	3,189
INCOME TAX BENEFIT (EXPENSE)	(731)	150	(1,596)	(193)
NET INCOME	$1,739	$2,107	$4,205	$2,996

Basic earnings per common share	$0.07	$0.09	$0.18	$0.13
Diluted earnings per common share	$0.07	$0.09	$0.17	$0.13
Dividends declared per common share	$0.07	$0.07	$0.15	$0.15

Weighted average number of common shares used in the determination of:
Basic	23,958,205	22,686,559	23,914,866	22,667,990
Diluted	24,038,902	22,867,290	24,033,994	22,876,273

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2021	22,832,013	$228	(182,445)	$(2)	$29,803	$—	$30,029
Dividend declared $0.07 per share	—	—	—	—	(781)	(889)	(1,670)
Stock option exercise	250	—	—	—	3	—	3
Stock compensation	—	—	—	—	389	—	389
Net income	—	—	—	—	—	889	889
BALANCE - March 31, 2022	22,832,263	228	(182,445)	(2)	29,414	—	29,640
Dividend declared $0.07 per share	—	—	—	—	433	(2,107)	(1,674)
Treasury stock	—	—	(40,756)	—	(257)	—	(257)
Stock option exercise	107,548	—	—	—	—	—	—
Stock compensation	—	—	—	—	45	—	45
Net income	—	—	—	—	—	2,107	2,107
BALANCE - June 30, 2022	22,939,811	228	(223,201)	(2)	29,635	—	29,861

BALANCE - December 31, 2022	24,095,139	239	(224,093)	(2)	44,157	—	44,394
Dividend declared $0.07 per share	—	—	—	—	—	(1,778)	(1,778)
Stock compensation	—	—	—	—	299	—	299
Net income	—	—	—	—	—	2,466	2,466
BALANCE - March 31, 2023	24,095,139	239	(224,093)	(2)	44,456	688	45,381
Dividend declared $0.07 per share	—	—	—	—	(55)	(1,739)	(1,794)
Issuance of Common Stock	230,000	1	—	—	2,747	—	2,748
Treasury stock	—	—	(82,642)	—	—	—	—
Stock option exercise	152,113	—	—	—	—	—	—
Stock compensation	—	—	—	—	(47)	—	(47)
Net income	—	—	—	—	—	1,739	1,739
BALANCE - June 30, 2023	24,477,252	$240	(306,735)	$(2)	$47,101	$688	$48,027

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	4,205	$2,996
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	734	537
Depreciation and amortization	5,360	4,770
Right of use amortization	192	26
Amortization of deferred debt issuance costs and discounts	22	22
(Gain) Loss on disposal of fixed assets	(66)	(5)
Provision for credit losses	35	32
Deferred income tax expense	1,090	301
Changes in assets and liabilities
Accounts receivable	(885)	(375)
Other current assets	694	(463)
Accounts payable and other current liabilities	392	(1,339)
Other noncurrent assets	160	(483)
Other noncurrent liabilities	722	5,857
Net cash provided by operating activities	12,655	11,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,693)	(14,638)
Cash paid for acquisitions, net of cash acquired	(6,246)	(121)
Other cash flows from investing activities	—	(24)
Net cash used in investing activities	(19,939)	(14,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,572)	(3,343)
Advances in aid of construction	420	1,789
Refunds of advances for construction	—	(91)
Refunds of developer taxes	(5)	—
Proceeds from stock option exercise	—	3
Payments for taxes related to net shares settlement of equity awards	(357)	—
Principal payments under finance lease	(258)	(28)
Line of credit borrowings, net	6,765	—
Loan borrowings	253	—
Loan repayments	—	(233)
Repayments of bond	(1,917)	(1,917)
Proceeds from sale of stock	2,748	—
Net cash provided by (used in) financing activities	4,077	(3,820)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,207)	(6,727)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	7,562	13,443
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	4,355	6,716

See accompanying notes to the condensed consolidated financial statements

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$2,007	$4,791
Restricted Cash	2,348	1,925
Total cash, cash equivalents, and restricted cash	$4,355	$6,716

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are unaudited. The December 31, 2022 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022. In the Company’s opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Corporate Transactions

Arizona Corporation Commission (“ACC”) Rate Case
On June 27, 2023, seven of the Company’s 13 regulated utilities each filed a rate case application with the ACC for water rates based on a 2022 test year. In addition to a rate increase, the Company requested, among other things, the consolidation of water rates for certain of its utilities, including Global Water-Mirabell Water Company, Inc. (“Mirabell”), Global Water-Lyn Lee Water Company, Inc. (“Lyn Lee”), Global Water-Francesca Water Company, Inc. (“Francesca”), Global Water-Tortolita Water Company, Inc. (“Tortolita”), Global Water-Rincon Water Company, Inc. (“Rincon”), Global Water-Las Quintas Serenas Water Company, Inc. (“Las Quintas Serenas”), and Global Water-Red Rock Water Company, Inc. (“Red Rock”), each located in Pima County. Of the Company’s utilities, these utilities filing rate applications make up approximately 3% of the Company’s active service connections. There can be no assurance that the ACC will approve the requested rate increase or any increase or the consolidation of water rates described above, and the ACC could take other actions as a result of the rate case. Further, it is possible that the ACC may determine to decrease future rates. There can also be no assurance as to the timing of when an approved rate increase (if any) would go into effect.
On July 27, 2022, the ACC issued Rate Decision No. 78644 relating to the Company’s previous rate case. Pursuant to Rate Decision No. 78644, the ACC approved, among other things, a collective annual revenue requirement increase of approximately $2.2 million (including the acquisition premiums discussed below) based on 2019 test year service connections, and phased-in over approximately two years.
The ACC also approved: (i) the consolidation of water and/or wastewater rates to create economies of scale that are beneficial to all customers when rates are consolidated; (ii) acquisition premiums relating to the Company’s acquisitions of its Red Rock and Global Water-Turner Ranches Irrigation, Inc. (“Turner Ranches”) utilities, which increase the rate base for such utilities and result in an increase in the annual collective revenue requirement ; (iii) the Company’s ability to annually adjust rates to flow through certain changes in tax expense, primarily related to income taxes, without the necessity of a rate case proceeding; and (iv) a sustainable water surcharge, which will allow semiannual surcharges to be added to customer bills based on verified costs of new water resources.
Refer to Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” for additional information.

Private Placement Offering of Common Stock
On June 8, 2023, the Company entered into a securities purchase agreement for the issuance and sale by the Company of an aggregate of 230,000 shares of the Company’s common stock at a purchase price of $12.07 per share in an offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. The Company received gross proceeds of approximately $2.8 million from the offering. One of the Company’s directors purchased an aggregate of 30,000 shares of common stock in the offering at the purchase price.
Public Offering of Common Stock
On August 1, 2022, the Company completed a public offering of 1,150,000 shares of common stock at a public offering price of $13.50 per share, which included 150,000 shares issued and sold to the underwriter following the exercise in full of its option to purchase additional shares of common stock. The Company received net proceeds of approximately $14.9 million from the offering after deducting underwriting discounts and commissions and offering expenses paid by the Company. Certain of the Company’s directors and/or their affiliates purchased an aggregate of 652,000 shares of common stock at the public offering price.
Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.
On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company, Inc. (“Valencia”) to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. The Company received growth premiums of $0.5 million for both the three months ended June 30, 2023 and 2022 and $0.9 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022

Basic weighted average common shares outstanding	23,958	22,687	23,915	22,668
Effect of dilutive securities:
2017 Option grant	64	111	81	120
2019 Option grant	6	38	18	45
2020 Restricted stock awards	9	31	10	43
2021 Restricted stock awards	2	—	10	—
Total dilutive securities	81	180	119	208
Diluted weighted average common shares outstanding	24,039	22,867	24,034	22,876
Anti-dilutive shares excluded from earnings per diluted shares (1)	98	134	98	134
(1) Shares excluded from the dilutive-effect calculation because the outstanding awards’ exercise prices were greater than the average market price of the Company’s common stock.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed the impairment model for certain financial assets that have a contractual right to receive cash, including trade and loan receivables. The new model required recognition based upon an estimation of expected credit losses rather than recognition of losses based on the probability of occurrence.

The Company is a public business entity that qualifies as a smaller reporting company, and therefore ASU 2016-13 was effective for annual reporting periods beginning after December 15, 2022. The Company adopted the standard utilizing the modified retrospective method for its trade receivables and unbilled revenue on January 1, 2023. Based on the composition of the Company’s trade receivables and unbilled revenue, and expected future losses, the adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements.
2. REGULATORY DECISION AND RELATED ACCOUNTING AND POLICY CHANGES
The Company’s regulated utilities and certain other balances are subject to regulation by the ACC and meet the requirements for regulatory accounting found within Accounting Standards Codification (“ASC 980”), Regulated Operations.
In accordance with ASC 980, rates charged to utility customers are intended to recover the costs of the provision of service plus a reasonable return in the same period. Changes to the rates are made through formal rate applications with the ACC, which the Company has done for all of the operating utilities and which are described below.

On or after July 1, 2023, the water processing facility and part of the wastewater processing facility of the Southwest Plant was placed in service with the remaining parts of the plant to be placed in service once sufficient flows are established. The Southwest Plant was substantially constructed prior to 2009 to process water, wastewater, and recycled water for the area southwest of the City of Maricopa. Due to the unprecedented collapse of the housing market during the Great Recession, the nearly completed plant remained idle for well over a decade. The total cost of the plant was approximately $38.4 million. Also, on July 3, 2023, Global Water-Palo Verde Utilities Company, Inc. (“Palo Verde”) and Global Water-Santa Cruz Water Company, Inc. (“Santa Cruz”) filed an application with the ACC for approval of an accounting order to defer and record as a regulatory asset the depreciation expense recorded for the Southwest Plant, plus the carrying cost at the authorized rate of return set in Palo Verde’s and Santa Cruz’s most recent rate order, until the plant is considered for recovery in the utilities’ next rate case. There can be no assurance, however, that the ACC will approve the application as submitted and the ACC could take other actions regarding the application.
On June 27, 2023, seven of the Company’s 13 regulated utilities each filed a rate case application with the ACC for water rates based on a 2022 test year. In addition to a rate increase, the Company requested, among other things, the consolidation of water rates for certain of its utilities, including Mirabell, Lyn Lee, Francesca, Tortolita, Rincon, Las Quintas Serenas, and Red Rock, each located in Pima County. Of the Company’s utilities, these utilities filing rate applications make up approximately 3% of the Company’s active service connections. There can be no assurance that the ACC will approve the requested rate increase or any increase or the consolidation of water rates described above, and the ACC could take other actions as a result of the rate case. Further, it is possible that the ACC may determine to decrease future rates. There can also be no assurance as to the timing of when an approved rate increase (if any) would go into effect.
On July 27, 2022, the ACC issued Rate Decision No. 78644 relating to the Company’s previous rate case. Pursuant to Rate Decision No. 78644, the ACC approved, among other things, a collective annual revenue requirement increase of approximately $2.2 million (including the acquisition premiums discussed below) based on 2019 test year service connections, and phased-in over approximately two years, as follows:

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

Rate Decision No. 78644 also addressed the primary impacts of the Federal Tax Cuts and Jobs Act (the “TCJA”) on the Company, which is the reduction of the federal income tax rate from 35 percent to 21 percent beginning on January 1, 2018. The TCJA required the Company to re-measure all existing deferred income tax assets and liabilities to reflect the reduction in the federal tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers.
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
Finally, Rate Decision No. 78644 requires the Company to work with ACC staff and the Residential Utility Consumer Office to prepare a Private Letter Ruling request to the Internal Revenue Service (“IRS”) to clarify whether the failure to eliminate the deferred taxes attributable to assets condemned in a transaction governed by Section 1033 of the Internal Revenue Code (“IRC”) would violate the normalization provisions of Section 168(i)(9) of the IRC. If the IRS accepts the request and issues its ruling, a copy must be provided to the ACC. Within 90 days after providing the ruling to the ACC, ACC Staff shall prepare, for ACC consideration, a memorandum and proposed order regarding guidance issued within the Private Letter Ruling. This may result in further action by the ACC, which the Company is unable to predict due to the uncertainties involved, that could have an adverse impact on its financial condition, results of operations and cash flows.
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
Infrastructure Coordination and Financing Agreements
Infrastructure Coordination and Financing Agreements (“ICFAs”) are agreements with developers and homebuilders where the Company provides services to plan, coordinate, and finance the water and wastewater infrastructure that would otherwise be required to be performed or subcontracted by the developer or homebuilder. Rate Decision No. 74364, issued by the ACC in February 2014, established the policy for the treatment of ICFA funds and also prohibited the Company from entering into any new ICFAs. Rate Decision No. 74364 requires a hook-up fee (“HUF”) tariff to be established for all ICFAs that come due and are paid subsequent to December 31, 2013, which is a set amount per equivalent dwelling unit determined by the ACC based on the utility and meter size. In addition, since ICFA funds are generally received in installments, Rate Decision No. 74364 prescribes that 70% of funds received must be recorded as a HUF liability, with the remaining 30% to be recorded as deferred revenue, until the HUF liability is fully funded. The Company is responsible for assuring that the full HUF tariff, which is the set amount determined by the rate decision, is funded in the HUF liability, even if it results in recording less than 30% of the overall ICFA funds as deferred revenue. Refer to Note 3 – “Revenue Recognition - Unregulated Revenue” for additional information.
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
If costs expected to be incurred in the future are currently being recovered through rates, the Company records those expected future costs as regulatory liabilities.
The Company’s regulatory assets and liabilities consist of the following (in thousands):

	Recovery Period	June 30, 2023	December 31, 2022
Regulatory Assets
Income taxes recoverable through future rates (1)	Various	$1,442	1,482
Rate case expense surcharge(2)	2 years	346	467
Acquisition premiums(3)	25 years	1,285	1,220
Total regulatory assets		$3,073	$3,169

Regulatory Liabilities
Income taxes payable through future rates(1)		498	508
Acquired ICFAs(4)		5,863	5,863
Total regulatory liabilities		$6,361	$6,371
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
(2) Rate Decision No. 78743, issued on October 24, 2022, approved approximately $0.5 million in rate case expenses to be recovered through a rate case expense surcharge over a two-year period.
(3) Decision No. 78319, issued on December 3, 2021, approved an acquisition premium to be amortized over 25 years related to the acquisition of its Rincon Utility. Amortization will begin once the Company receives a decision on the recently filed rate case and the acquisition premium is approved to be included in customer rates. The acquisition premium balance as of June 30, 2023 was approximately $0.5 million.
Rate Decision No. 78644 approved acquisition premiums of approximately $0.8 million related to the acquisitions of its Turner Ranches and Red Rock utilities. Amortization began in 2022 as the acquisition premiums were included in customer rates as approved in the decision.

(4) The acquired ICFA regulatory liability relates to the offset of intangible assets related to ICFA contracts obtained in connection with the Santa Cruz, Palo Verde, and Sonoran Utility Services, LLC (“Sonoran”) acquisitions. When ICFA funds are received, a portion of the funds reduce the acquired ICFA liability as a partial offset to the amortization expense recognition of the related intangible asset.

3. REVENUE RECOGNITION
Regulated Revenue
The Company’s operating revenues are primarily attributable to regulated services based upon tariff rates approved by the ACC. Regulated service revenues consist of amounts billed to customers based on approved fixed monthly fees and consumption fees, as well as unbilled revenues estimated from the last meter reading date to the end of the accounting period utilizing historical customer data recorded as accrued revenue. The measurement of sales to customers is generally based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, the Company estimates consumption since the date of the last meter reading and a corresponding unbilled revenue is recognized. The unbilled revenue estimate is based upon the number of unbilled days that month and the average daily customer billing rate from the previous month (which fluctuates based upon customer usage). The Company applies the invoice practical expedient and recognizes revenue from contracts with customers in the amount for which the Company has a right to invoice. The Company has the right to invoice for the volume of consumption, service charge, and other authorized charges.
The Company satisfies its performance obligation to provide water, wastewater, and recycled water services over time as the services are rendered. Regulated services may be terminated by the customers at will, and, as a result, no separate financing component is recognized for the Company’s collections from customers, which generally require payment within 15 days of billing. The Company applies judgment, based principally on historical payment experience, in estimating its customers’ ability to pay.
Total revenues do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales taxes.
Unregulated Revenue
Unregulated revenues represent those revenues that are not subject to the ratemaking process of the ACC. For the three and six months ended June 30, 2023 and June 30, 2022, unregulated revenues primarily related to the revenues recognized on a portion of ICFA funds received.
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
As these arrangements are with developers and not with the end water or wastewater customer, revenue recognition coincides with the completion of the Company’s performance obligations under the agreement with the developer and the regulated utilities’ ability to provide fitted capacity for water and wastewater service.
Fees for these services are typically a negotiated amount per equivalent dwelling unit for the for the land legally described in the agreement, or a portion thereof. Payments are generally due in installments, with a portion due upon signing of the agreement, a portion due upon completion of certain milestones, and the final payment due upon final plat approval or sale of the subdivision. The payments are non-refundable. The agreements are generally recorded against the land with the appropriate recorder’s office and must be assumed in the event of a sale or transfer of the land. The regional planning and coordination of the infrastructure in the various service areas has been an important part of the Company’s business model.
Rate Decision No. 74364 requires a hook-up fee (“HUF”) tariff to be established for all ICFAs that come due and are paid subsequent to December 31, 2013, which is a set amount per equivalent dwelling unit determined by the ACC based on the utility and meter size. As ICFA funds are generally received in installments, Rate Decision No. 74364 prescribes that 70% of funds received must be recorded as a HUF liability, with the remaining 30% to be recorded as deferred revenue, until the HUF liability is fully funded. The Company is responsible for assuring that the full HUF tariff, which is the set amount determined by the rate decision, is funded in the HUF liability, even if it results in recording less than 30% of the overall ICFA funds as deferred revenue.
Refer to Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” for additional information on the accounting treatment of HUF.
The Company believes that these services are not distinct in the context of the contract because they are highly interdependent with the regulated utilities’ ability to provide fitted capacity for water and wastewater services. The Company concluded that the goods and services provided under ICFA contracts constitute a single performance obligation.
ICFA revenue is recognized at a point in time when the regulated utilities have the necessary capacity in place within their infrastructure to provide water/wastewater services to the developer. The Company exercises judgment when estimating the number of equivalent dwelling units that the regulated utilities have capacity to serve.
As of June 30, 2023 and December 31, 2022, ICFA deferred revenue recorded on the consolidated balance sheet totaled $19.4 million and $21.0 million, respectively, which represents deferred revenue recorded for ICFA funds received on contracts. For the six months ended June 30, 2023, ICFA revenue recognized totaled $2.3 million. No ICFA revenue was recognized for the three months ended June 30, 2023 or the three and six months ended June 30, 2022.
Disaggregated Revenues
For the three and six months ended June 30, 2023 and 2022, disaggregated revenues from contracts with customers by major source and customer class are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REGULATED REVENUE
Water Services
Residential	$4,470	$3,893	$8,361	$7,292
Irrigation	983	982	1,347	1,329
Commercial	434	329	726	612
Construction	373	219	500	340
Other water revenues	297	259	462	457
Total water revenues	6,557	5,682	11,396	10,030
Wastewater and recycled water services
Residential	5,562	5,228	11,094	10,370
Commercial	301	258	589	527
Recycled water revenues	473	427	593	589
Other wastewater revenues	107	107	188	215
Total wastewater and recycled water revenues	6,443	6,020	12,464	11,701
TOTAL REGULATED REVENUE	13,000	11,702	23,860	21,731
UNREGULATED REVENUE
ICFA revenues	—	—	2,268	—
Rental revenues	—	5	—	5
TOTAL UNREGULATED REVENUE	—	5	2,268	5
TOTAL REVENUE	$13,000	$11,707	$26,128	$21,736

Contract Balances

The Company’s contract assets and liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
CONTRACT ASSETS
Accounts receivable
Water services	$2,170	$1,179
Wastewater and recycled water services	1,090	1,124
Total contract assets(1)	$3,260	$2,303
CONTRACT LIABILITIES
Deferred revenue - ICFA	$19,380	$20,974
Total contract liabilities	$19,380	$20,974
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $19.4 million and $21.0 million at June 30, 2023 and December 31, 2022, respectively. Deferred revenue - ICFA is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. Due to the uncertainty of future events, the Company is unable to estimate when to expect recognition of deferred revenue - ICFA.
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
In January 2022, the Company entered into a five-year finance lease for office equipment which expires on January 31, 2027. There is no purchase option in the lease agreement but the Company controls and obtains substantially all of the benefit from the identified asset.
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

Rent expense arising from the operating leases totaled approximately $98,000 and $71,000 for the three months ended June 30, 2023 and 2022, respectively. Rent expense arising from the operating leases totaled approximately $195,000 and $127,000 for the six months ended June 30, 2023 and 2022, respectively.
The right-of-use (“ROU”) asset recorded represents the Company’s right to use an underlying asset for the lease term and ROU lease liability represents the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.
ROU assets at June 30, 2023 and December 31, 2022 consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Financing Lease	$371	$405
Operating Lease	1,346	1,486
Total	$1,717	$1,891
Lease liabilities at June 30, 2023 and December 31, 2022 consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Financing Lease	$493	$597
Operating Lease	1,424	1,524
Total	$1,917	$2,121
At June 30, 2023, the remaining aggregate annual minimum lease payments are as follows (in thousands):

	Finance Lease Obligations	Operating Lease Obligations
2023 (remaining period)	$105	$147
2024	172	295
2025	143	431
2026	97	499
2027	8	166
Thereafter	—	—
Subtotal	525	1,538
Less: amount representing interest	(32)	(114)
Total	$493	$1,424
5. PROPERTY, PLANT AND EQUIPMENT
Depreciable property, plant, and equipment at June 30, 2023 and December 31, 2022 consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Equipment	$58,098	$55,178
Office buildings and other structures	56,958	54,647
Transmission and distribution plant	263,134	234,218
Total property, plant, and equipment	$378,190	$344,043

Depreciation of property, plant and equipment is computed based on the estimated useful lives as follows:

Useful Lives
Equipment	3 to 30 years
Office buildings and other structures	30 years
Transmission and distribution plant	10 to 50 years
6. ACCOUNTS RECEIVABLE

Accounts receivable as of June 30, 2023 and December 31, 2022 consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Billed receivables	$3,260	$2,303
Less provision for credit losses	(199)	(164)
Accounts receivable — net	$3,061	$2,139

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The goodwill balance was $10.9 million at June 30, 2023 and is related to the Turner, Red Rock, Mirabell, Francesca, Tortolita, Lyn Lee, Las Quintas Serenas, Rincon, Twin Hawks, and Farmers acquisitions. As of June 30, 2022, the Company reclassified approximately $0.8 million of goodwill to regulatory assets related to Red Rock Water, Red Rock Wastewater, and Turner Ranches acquisition premiums as a result of Rate Decision No. 78644 (refer to Note 2 - “Regulatory Decision and Related Accounting and Policy Changes” for additional information). The Farmers acquisition contributed approximately $6.0 million to the change in the goodwill balance (refer to Note 15 - “Acquisitions” for additional information). There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to the acquisitions.
As of June 30, 2023 and December 31, 2022, the goodwill balance consisted of the following (in thousands):

	December 31, 2022 Balance	Acquisition Activity	Adjustments Subsequent to Acquisition Date	June 30, 2023 Balance
Goodwill	$4,957	$5,956	$—	$10,913
Intangible Assets
As of June 30, 2023 and December 31, 2022, intangible assets consisted of the following (in thousands):

	June 30, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	1,532		$1,532	$1,532		$1,532
Intangible trademark	13		13	13		13
Franchise contract rights	139		139	132		132
Organizational costs	87		87	87		87
Total indefinite lived intangible assets	1,771		1,771	1,764		1,764
DEFINITE LIVED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(14,785)	3,193	17,978	(14,785)	3,193
Sonoran contract rights	7,406	(2,224)	5,182	7,406	(2,224)	5,182
Total definite lived intangible assets	25,384	(17,009)	8,375	25,384	(17,009)	8,375
Total intangible assets	$27,155	$(17,009)	$10,146	$27,148	$(17,009)	$10,139
A Certificate of Convenience & Necessity (“CC&N”) is a permit issued by the ACC allowing a public service corporation to serve a specified area, and preventing other public service corporations from offering the same services within the specified area. The CP Water CC&N intangible asset was acquired through the acquisition of CP Water Company in 2006. This CC&N permit has no outstanding conditions that would require renewal.

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

Acquired ICFAs and contract rights related to the 2005 acquisition of Sonoran assets are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, the Company cannot reliably estimate when the remaining intangible assets’ amortization will be recorded. There was no amortization recorded for these balances for the three and six months ended June 30, 2023 and 2022.

8. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to employees through its participation in a pooled plan sponsored by an affiliate of a significant shareholder and director of the Company. Medical claims paid to the plan were approximately $0.2 million for both the three months ended June 30, 2023 and 2022. Medical claims paid to the plan were approximately $0.3 million for both the six months ended June 30, 2023 and 2022.
Refer to Note 1 — “Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions” (specifically the “Public Offering of Common Stock” and “Private Placement Offering of Common Stock” sections) for additional information regarding other related party disclosures.
9. ACCRUED EXPENSES

Accrued expenses at June 30, 2023 and December 31, 2022 consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued project liabilities	$1,350	$1,585
Property taxes	1,244	1,195
Asset retirement obligations	697	697
Customer prepayments	667	588
Accrued Bonus	642	557
Dividend payable	600	593
Deferred compensation	593	818
Interest	482	483
Other taxes	476	—
Accrued professional fees	358	60
Accrued sales taxes	206	152
Accrued payroll	—	—
Other accrued liabilities	1,066	1,328
Total accrued expenses	$8,381	$8,056

10. FAIR VALUE
Fair Value of Financial Instruments
FASB ASC 820, Fair Value Measurement, establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels, as follows:
•Level 1 - Quoted market prices in active markets for identical assets or liabilities.
•Level 2 - Inputs other than Level 1 that are either directly or indirectly observable.

•Level 3 - Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that the Company believes market participants would use.
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
HUF Funds - restricted cash(1)	$1,507	$—	$—	$1,507	$161	$—	$—	$161
Demand Deposit(2)	1	—	—	1	50	—	—	50
Certificate of Deposit - Restricted(1)	—	840	—	840	—	840	—	840
Acquisition Liability(3)	—	—	2,146	2,146	—	—	838	838
Total	$1,508	$840	$2,146	$4,494	$211	$840	$838	$1,889

(1) HUF Funds - restricted cash and Certificate of Deposit - Restricted are presented on the Restricted cash line item of the Company’s consolidated balance sheets and are valued at amortized cost, which approximates fair value. The increase was primarily driven by additional funds received in growth areas of several utilities.

(2) Demand Deposit is presented on the Cash and cash equivalents line item of the Company’s consolidated balance sheets and is valued at amortized cost, which approximates fair value.

(3) As part of the Red Rock acquisition, the Company is required to pay to the seller a growth premium equal to $750 (not in thousands) for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date, or twenty years from the acquisition date. The fair value of the acquisition liability was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company’s estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate.

In addition, as part of the Farmers acquisition, the Company is required to pay the seller a growth premium equal to $1,000 (not in thousands) for each new account established in the service area, up to a total aggregate growth premium of $3.5 million. The obligation period of the growth premium commences on the closing date of the acquisition and ends ten years after the first new account for residential purposes is established on land that is, at the time of the closing date of the acquisition, undeveloped or unplatted and owned by the seller within the service area or ten years after the date of closing if a new account (as previously described) has not been established.
11. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	June 30, 2023		December 31, 2022
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.380% Series A 2016, maturing June 2028	$—	28,750	$—	$28,750
4.580% Series B 2016, maturing June 2036	3,833	74,750	3,833	76,667
	3,833	103,500	3,833	105,417
OTHER
Debt issuance costs	—	(449)	—	(472)
Loan Payable	45	208	—	—
Total debt	$3,878	$103,259	$3,833	$104,945

Debt is measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 as follows (in thousands):

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Long-term debt(3)	—	101,287	—	101,287	—	103,611	—	103,611

(3) The fair value of debt was estimated based on interest rates considered available for instruments of similar terms and remaining maturities.

2016 Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with an aggregate total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $78.6 million and bears an interest rate of 4.58% over a 20-year term. Series B was interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter beginning December 2021. The senior secured notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions.
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of June 30, 2023, the Company was in compliance with its financial debt covenants.
Revolving Credit Line
On April 30, 2020, the Company entered into an agreement with Northern Trust for a two-year revolving line of credit initially up to $10.0 million with an initial maturity date of April 30, 2022 (as amended, the “Northern Trust Loan Agreement”). This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, initially bore an interest rate equal to London Interbank Offered Rate (LIBOR) plus 2.00% and had no unused line fee.
On April 30, 2021, the Company and Northern Trust entered into an amendment to the Northern Trust Loan Agreement pursuant to which, among other things, the maturity date for the Company’s revolving credit line was extended from April 30, 2022 to April 30, 2024.
On July 26, 2022, the Company and Northern Trust entered into a second amendment to the Northern Trust Loan Agreement, which, among other things, further extended the scheduled maturity date for the revolving line of credit from April 30, 2024 to July 1, 2024, increased the maximum principal amount available for borrowing from $10.0 million to $15.0 million, and replaced the LIBOR interest rate provisions with provisions based on the Secured Overnight Financing Rate (SOFR).
On June 28, 2023, the Company and Northern Trust entered into a third amendment to the Northern Trust Loan Agreement, which, among other things, (i) further amended the scheduled maturity date for the revolving line of credit from July 1, 2024 to July 1, 2025 and (ii) added a quarterly facility fee equal to 0.35% of the average daily unused amount of the revolving line of credit.
The Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of June 30, 2023, the Company was in compliance with its financial debt covenants.
As of June 30, 2023 and December 31, 2022, the outstanding borrowings on this credit line were $6.8 million and $0, respectively. There were approximately $6,000 and $9,812 unamortized debt issuance costs as of June 30, 2023 and December 31, 2022, respectively.
In 2020, ASU 2020-04 was issued establishing ASC 848, Reference Rate Reform, and in 2021 ASU 2021-01, Reference Rate Reform (Topic 848): Scope was issued (collectively, “ASC 848”). ASC 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. In 2022, ASU 2022-06, Deferral of the Sunset Date of Topic 848 (ASU 2022-06) was issued to defer the sunset date of ASC 848 to December 31, 2024. ASU 2022-06 is effective immediately for all companies. The Company continues to evaluate the impact of ASC 848.

At June 30, 2023, the remaining aggregate annual maturities of debt obligations are as follows (in thousands):

Debt
2023 (remaining period)	$1,917
2024	3,836
2025	3,840
2026	3,843
2027	3,847
Thereafter	89,854
Subtotal	107,137
Less: amount representing interest	—
Total	$107,137

12. INCOME TAXES
For the three months ended June 30, 2023, the Company recorded tax expense of $0.7 million calculated on pre-tax income of $2.5 million. For the three months ended June 30, 2022, tax expense of $0.5 million was calculated on pre-tax income of $2.0 million, which was offset by approximately $0.7 million from the reversal of the regulatory liability related to Rate Decision No. 78622 (refer to Note 2 — “Regulatory Decision and Related Accounting and Policy Changes” for additional information) resulting in a net tax benefit of $0.2 million.
For the six months ended June 30, 2023, the Company recorded tax expense of $1.6 million calculated on pre-tax income of $5.8 million. For the six months ended June 30, 2022, the tax expense of $0.2 million was calculated on pre-tax income of $3.2 million, which was partially offset by approximately $0.7 million from the reversal of the regulatory liability related to Rate Decision No. 78622 as described above.
13. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. The Company recognizes compensation expense associated with the options over the vesting period.
2017 stock option grant
In August 2017, GWRI’s Board of Directors granted stock options to acquire 465,000 shares of GWRI’s common stock to employees throughout the Company. The options were granted with an exercise price of $9.40, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on August 10, 2017. The options vested over a four-year period, with 25% having vested in August 2018, 25% having vested in August 2019, 25% having vested in August 2020, and 25% having vested in August 2021. The options have a 10-year life. The Company expensed the $1.1 million fair value of the stock option grant ratably over the four-year vesting period. As of August 2021, these options were fully expensed. As of June 30, 2023, 127,454 options have been exercised and 64,625 options have been forfeited with 268,321 options outstanding.
2019 stock option grant
In August 2019, GWRI’s Board of directors granted stock options to acquire 250,000 shares of GWRI’s common stock to employees throughout the Company. The options were granted with an exercise price of $11.26, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on August 13, 2019. The options vest over a four-year period, with 25% having vested in August 2020, 25% having vested in August 2021, 25% having vested in August 2022, and 25% vesting in August 2023. The options have a 10-year life. The Company will expense the $0.8 million fair value of the stock option grant ratably over the four-year vesting period. Stock-based compensation expense of $29,000 and $45,000 was recorded for the three months ended June 30, 2023 and 2022, respectively, and $72,000 and $90,000 was recorded for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, 42,217 options have been exercised and 28,782 options have been forfeited with 179,001 options outstanding.

Phantom stock/Restricted stock units compensation

Restricted stock units are granted in the first quarter based on the prior year’s performance and vest over a three year period. The units are credited quarterly using the closing price of the Company’s common stock on the applicable record date for the respective quarter. The following table details total awards granted and the number of units outstanding as of June 30, 2023, along with the amounts paid to holders of the phantom stock units (“PSUs”) and/or restricted stock units (“RSUs”) for the years ended June 30, 2023 and 2022 (in thousands, except unit amounts):

			Amounts Paid For the Three Months Ended June 30,		Amounts Paid For the Six Months Ended June 30,
Grant Date	Units Granted	Units Outstanding	2023	2022	2023	2022
Q1 2019	32,190	—	$—	$—	$—	$45
Q1 2020	22,481	—	—	30	—	61
Q1 2021(1)	27,403	6,693	28	37	57	74
Q1 2022(1)	22,262	12,986	23	30	48	30
Q1 2023(1)	30,366	27,836	32	—	32	—
Total	134,702	47,515	$83	$97	$137	$210
(1)Pursuant to the Global Water Resources, Inc. 2020 Omnibus Incentive Plan, effective May 7, 2020, long-term incentive awards are no longer granted in the form of PSUs and are granted as RSUs instead.

Stock appreciation rights compensation
The following table details the recipients of the stock appreciation rights (“SARs”) awards, the grant date, units granted, exercise price, outstanding units as of June 30, 2023 and amounts paid during the three and six months ended June 30, 2023 and 2022 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Three Months Ended June 30,		Amounts Paid For the Six Months Ended June 30,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2023	2022	2023	2022
Members of Management (1)(2)	Q1 2015	299,000	$4.26	45,500		—	$165	$62
Members of Management (1)(3)	Q3 2017	103,000	$9.40	17,000	—	—	—	—
Members of Management (1)(4)	Q1 2018	33,000	$8.99	8,250	—	—	—	—
Total		435,000		70,750	$—	$—	$165	$62
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

For the three months ended June 30, 2023 and 2022, the Company recorded approximately $0.1 million and $0.1 million of compensation expense related to the PSUs/RSUs and SARs, respectively. These are liability awards, so when the stock price decreases, cumulative compensation expense is reduced, which can lead to negative compensation in a given period. Based on GWRI’s closing share price on June 30, 2023 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

RSUs / PSUs
2023	$161
2024	241
2025	124
Total	$526

Restricted stock compensation

On May 7, 2020, the Company’s stockholders approved the Global Water Resources, Inc. 2020 Omnibus Incentive Plan which allows restricted stock awards as a form of compensation. A restricted stock award (“RSA”) represents the right to receive a share of the Company’s common stock. RSAs vest over two to three years, beginning on the date of the grant. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. During the three months ended June 30, 2023, no RSAs were issued. For the three and six months ended June 30, 2023, the Company recorded approximately $0.3 million and $0.5 million of compensation expense related to the grant and partial vesting of RSAs, respectively. During the three and six months ended June 30, 2022, no RSAs were issued. The Company recorded approximately $0.3 million and $0.7 million of compensation expense related to the grant and partial vesting of RSAs for the three and six months ended ended June 30, 2022, respectively..
14. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Supplemental cash flow information:
Cash paid for interest	$127	$6
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$2,045	$2,406
Business acquisition through issuance of contingent consideration payable	$1,330	$—

15. ACQUISITIONS
Acquisition of Farmers Water Company

On February 1, 2023, the Company acquired all of the equity of Farmers, an operator of a water utility with service area in Pima County, Arizona, for a total consideration of $7.6 million consisting of $6.2 million in cash plus a growth premium estimated at $1.4 million. The acquisition added approximately 3,300 active water service connections and approximately 21.5 square miles of service area in Sahuarita, Arizona and the surrounding unincorporated area of Pima County.

The acquisition was accounted for as a business combination under ASC 805, “Business Combinations” and the purchase price was allocated to the acquired utility assets and liabilities based on the acquisition-date fair values. Fair values are determined in accordance with ASC 820 “Fair Value Measurement,” which allows for the characteristics of the acquired assets and liabilities to be considered, particularly restrictions on the use of the asset and liabilities. Regulation is considered both a restriction on the use of the assets and liabilities, as it relates to inclusion in rate base, and a fundamental input to measuring the fair value in a business combination. Substantially all the Company’s operations are subject to the rate-setting authority of the ACC and are accounted for pursuant to accounting guidance for regulated operations. The rate-setting and cost recovery provisions currently in place for the Company’s regulated operations provide revenues derived from costs, including a return on investment of assets and liabilities included in rate base. As such, the fair value of the Company’s assets and liabilities subject to these rate-setting provisions approximates the pre-acquisition carrying values and does not reflect any net valuation adjustments.

Under the terms of the purchase agreement, the Company is obligated to pay the seller a growth premium equal to $1,000 for each new account established in the service area, up to a total aggregate growth premium of $3.5 million. The obligation period of the growth premium commences on the closing date of the acquisition and ends (i) ten years after the first new account for residential purposes is established on land that is, at the time of the closing date of the acquisition, undeveloped or unplatted and owned by the seller within the service area or (ii) ten years after the date of closing if a new account (as described above) has not been established.

A preliminary purchase price allocation of the net assets acquired in the transaction is as follows (in thousands):

Net assets acquired:
Cash	$28
Accounts receivable	72
Property, plant and equipment	10,386
Construction work-in-progress	126
Prepaids	8
Intangibles(1)	7
Other taxes	(35)
Other accrued liabilities	(44)
Developer deposits	(22)
AIAC	(1,481)
CIAC	(7,425)
Total net assets assumed	1,620
Goodwill	5,956
Total purchase price	$7,576
(1) Intangibles consist of franchise contract rights and organization costs. Refer to Note 7 — “Goodwill & Intangible Assets” for additional information regarding the intangibles.

The goodwill reflects the value paid primarily for the long-term potential for connection growth as a result of the Company’s increased scale and diversity, opportunities for synergies, and an improved risk profile.

While the Company uses the best available estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, such estimates are inherently uncertain and subject to refinement. Events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. As a result, during the one-year measurement period from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Any adjustments subsequent to the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, will be recorded in the Company’s Condensed Consolidated Statements of Operations.

16. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has operating and finance leases for vehicles, office equipment, and office space. Refer to Note 4 – “Leases” for additional information.
On October 16, 2018, the Company completed the acquisition of Red Rock, an operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona. Under the terms of the purchase agreement, the Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. As of June 30, 2023, no meters have been installed and no accounts have been established in any of the three growth premium areas.
Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect the Company’s financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations (“MD&A”) relate to the three and six months ended June 30, 2023 and should be read together with the consolidated financial statements and accompanying notes included in Part I, Item 1 of this report.
Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward-looking statements include future estimates described in “Business Outlook”, “Factors Affecting our Results of Operations”, and “Liquidity and Capital Resources”. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, growth, and opportunities; future financial performance; regulatory and Arizona Corporation Commission (“ACC”) proceedings and approvals, such as the anticipated benefits resulting from Rate Decision No. 78644, including our expected collective revenue increase due to new water and wastewater rates and benefits from consolidation of rates; our Private Letter Ruling request in connection with our previous rate case and possible further action that may be taken by the ACC following such request; acquisition plans and our ability to complete additional acquisitions; population and growth projections; technologies, including expected benefits from implementing such technologies; revenues; metrics; operating expenses; trends relating to our industry, market, population growth, and housing permits; the adequacy of our water supply to service our current demand and growth for the foreseeable future; liquidity; plans and expectations for capital expenditures; cash flows and uses of cash; dividends; depreciation and amortization; tax payments; our ability to repay indebtedness and invest in initiatives; the anticipated impact and resolutions of legal matters; the anticipated impact of new or proposed laws, including regulatory requirements, tax changes, and judicial decisions; the anticipated impact of accounting changes and other pronouncements.
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
Overview
GWRI is a water resource management company that owns, operates, and manages twenty-nine water, wastewater, and recycled water systems in strategically located communities, principally in metropolitan Phoenix and Tucson, Arizona. The Company seeks to deploy an integrated approach, referred to as “Total Water Management.” Total Water Management is a comprehensive approach to water utility management that reduces demand on scarce non-renewable water sources and costly renewable water supplies, in a manner that ensures sustainability and greatly benefits communities both environmentally and economically. This approach employs a series of principles and practices that can be tailored to each community:
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

Business Outlook

There was a trend of positive growth in new connections during 2022, and during the first six months of 2023, growth continued at a moderate rate. According to the 2020 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) is the 11th largest MSA in the U.S. and had a population of 4.8 million, an increase of 14% over the 4.2 million people reported in the 2010 Census. Metropolitan Phoenix continues to grow due to its comparatively affordable housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 5.8 million people by 2030 and 6.5 million by 2040. The twelve-month rolling average for job growth in Arizona as of June 30, 2023 was 2.8%, and the state continues to be ranked in the top half nationally for job growth.

Despite market data indicating a general slowdown in housing for the Phoenix metropolitan area primarily due to inflation and increased interest rates, management believes that we are well-positioned to benefit from the growth expected in the Phoenix metropolitan area due to the availability of lots, existing infrastructure in place within our services areas, and increased activity related to multi-family developments.
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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. As of June 30, 2023, active service connections increased 4,477, or 8.0%, to 60,291 compared to 55,814 active service connections as of June 30, 2022, primarily due to the acquisition of Farmers Water Co. (“Farmers”) and organic growth in our service areas. Approximately 89.4% of the 60,291 active service connections are serviced by our Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”) utilities as of June 30, 2023.
The graph below presents the historical change in active and total connections for our ongoing operations over the past five years.

Total Active Connections
64,000
62,000
60,000
58,000
56,000
54,000
52,000
50,000
48,000
46,000
44,000
42,000
40,000
41,078
60,291
Jun-18
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Jun-23

Economic and Environmental Utility Regulation
We are subject to extensive regulation of our rates by the ACC, which is charged with establishing rates based on the provision of reliable service at a reasonable cost while also providing an opportunity to earn a fair rate of return on rate base for investors of utilities. The ACC uses a historical test year to evaluate whether the plant in service is used and useful, to assess whether costs were prudently incurred, and to set “just and reasonable” rates. Rate base is typically the depreciated original cost of the plant in service (net of contributions in aid of construction (“CIAC”) and advances in aid of construction (“AIAC”) which are funds or property provided to a utility under the terms of a main extension agreement, the value of which may be refundable), that has been determined to have been “prudently invested” and “used and useful”, although the reconstruction cost of the utility plant may also be considered in determining the rate base. The ACC also decides on an applicable capital structure based on actual or hypothetical analyses. The ACC determines a “rate of return” on that rate base, which includes the approved capital structure and the actual cost of debt and a fair and reasonable cost of equity based on the ACC’s judgment. The overall revenue requirement for rate making purposes is established by multiplying the rate of return by the rate base and adding “prudently” incurred operating expenses for the test year, depreciation, and any applicable pro forma adjustments.
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

Additionally, our water and wastewater utility operations are subject to extensive regulation by U.S. federal, state, and local regulatory agencies that enforce environmental, health, and safety requirements, which affect all of our regulated subsidiaries. Environmental, health and safety, and water quality regulations are complex and change frequently, and they have tended to become more stringent over time. Although it is difficult to project the ultimate costs of complying with pending or future requirements, we do not expect requirements under current regulations to have a material impact on our operations or financial condition, although it is possible new methods of treating drinking water may be required if additional regulations become effective in the future. For example, on March 14, 2023, the U.S. Environmental Protection Agency (“EPA”) announced the proposed National Primary Drinking Water Regulation (“NPDWR”) for the treatment of six per- and polyfluoroalkyl substances or compounds (“PFAS”). The NPDWR proposed maximum contaminant levels (“MCLs”) in drinking water. If finalized as proposed, the regulation will require public water systems to monitor for these compounds. It will also require public water systems to notify customers and treat drinking water to reduce the compounds, if the MCL is exceeded. The proposed NPDWR was issued for public comment and the EPA expects to finalize the regulation by early 2024. Once the rule is finalized, water systems will be required to comply with the rule after a specified implementation period, anticipated to be three years from the rule-adoption date. The Company is currently reviewing the proposed regulation as compared to our current treatment standards and expect that the regulation, once finalized, will result in changes to or addition of certain treatment processes that will require increased capital expenditures and water treatment and other operating costs. As other newer or stricter standards are introduced in the future, they could also increase our operating expenses. We would generally expect to recover expenses associated with compliance for environmental and health and safety standards through rate increases, but this recovery may be affected by regulatory lag. Capital expenditures and operating costs required as a result of water quality standards have been traditionally recognized by the ACC as appropriate for inclusion in establishing rates.
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
Access to and Quality of Water Supply
In many areas of Arizona (including certain areas that we service), water supplies are limited and, in some cases, current usage rates exceed sustainable levels for certain water resources. We currently rely predominantly (and are likely to continue to rely) on the pumping of groundwater and the generation and delivery of recycled water for non-potable uses to meet future demands in our service areas. At present, groundwater (and recycled water derived from groundwater) is the primary water supply available to us. In addition, regulatory restrictions on the use of groundwater and the development of groundwater wells, lack of available water rights, drought, overuse of local or regional sources of water, protection of threatened species or habitats, or other factors, including climate change, may limit the availability of ground or surface water. Additionally, in the majority of the Phoenix Active Management Area, the Arizona Department of Water Resources (“ADWR”) has paused the issuance of new certificates of assured water supply based on groundwater and paused modifications of any designations of assured water supply for the increase in groundwater. 1.76% of the Company’s water connections are located within the Phoenix Active Management Area. We believe that we have an adequate supply of water to service our current demand and growth for the foreseeable future in our service areas. For additional information and risks associated with the access to and quality of water supply, see “Risk Factors,” included in Part I, Item 1A of the 2022 Form 10-K.
Rate Case Activity
On June 27, 2023, seven of the Company’s 13 regulated utilities each filed a rate case application with the ACC for water rates based on a 2022 test year. In addition to a rate increase, the Company requested, among other things, the consolidation of water rates for certain of its utilities, including Mirabell, Lyn Lee, Francesca, Tortolita, Rincon, Las Quintas Serenas, and Red Rock, each located in Pima County. Of the Company’s utilities, these utilities filing rate applications make up approximately 3% of the Company’s active service connections. There can be no assurance that the ACC will approve the requested rate increase or any increase or the consolidation of water rates described above, and the ACC could take other actions as a result of the rate case. Further, it is possible that the ACC may determine to decrease future rates. There can also be no assurance as to the timing of when an approved rate increase (if any) would go into effect.
On July 27, 2022, the ACC issued Rate Decision No. 78644 relating to the Company’s previous rate case involving 12 of the Company’s regulated utilities, which consisted of approximately 96% of the Company’s active service connections at the time of the rate case application filing. Pursuant to Rate Decision No. 78644, the ACC approved, among other things, a collective annual revenue requirement increase of approximately $2.2 million (including the acquisition premiums discussed below) based on 2019 test year service connections, and phased-in over approximately two years, as follows:

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
Finally, Rate Decision No. 78644 requires the Company to work with ACC staff and the Residential Utility Consumer Office to prepare a Private Letter Ruling request to the Internal Revenue Service (“IRS”) to clarify whether the failure to eliminate the deferred taxes attributable to assets condemned in a transaction governed by Section 1033 of the Internal Revenue Code (“IRC”) would violate the normalization provisions of Section 168(i)(9) of the IRC. If the IRS accepts the request and issues its ruling, a copy must be provided to the ACC. Within 90 days after providing the ruling to the ACC, ACC Staff shall prepare, for ACC consideration, a memorandum and proposed order regarding guidance issued within the Private Letter Ruling. This may result in further action by the ACC, which the Company is unable to predict due to the uncertainties involved, that could have an adverse impact on its financial condition, results of operations and cash flows.
Refer to Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.
Corporate Transactions
Recent Acquisitions
On February 1, 2023, the Company acquired all of the equity of Farmers Water Co. (“Farmers”), an operator of a water utility with service area in Pima County, Arizona. The acquisition added approximately 3,300 active water service connections and approximately 21.5 square miles of service area in Sahuarita, Arizona and the surrounding unincorporated area of Pima County at the time of the acquisition. Refer to Note 15 - “Acquisitions” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional details.
Private Placement Offering of Common Stock
On June 8, 2023, the Company entered into a securities purchase agreement for the issuance and sale by the Company of an aggregate of 230,000 shares of the Company’s common stock at a purchase price of $12.07 per share in an offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. The Company received gross proceeds of approximately $2.8 million from the offering.
Public Offering of Common Stock
On August 1, 2022, the Company completed a public offering of 1,150,000 shares of common stock at a public offering price of $13.50 per share, which included 150,000 shares issued and sold to the underwriter following the exercise in full of its option to purchase additional shares of common stock. The Company received net proceeds of approximately $14.9 million from the offering after deducting underwriting discounts and commissions and offering expenses paid by the

Company. Certain of the Company’s directors and/or their affiliates purchased an aggregate of 652,000 shares of common stock at the public offering price.
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
While the Company reports revenue, disaggregated by service type, on the face of the statement of operations, the Company does not manage the business based on any performance measure at the individual revenue stream level. The Company does not have any customers that contribute more than 10% to the Company’s revenues or revenue streams. Additionally, the chief operating decision maker uses consolidated financial information to evaluate performance, which is the same basis on which he communicates results and performance to the Company’s board of directors. It is upon this consolidated basis from which he bases all significant decisions regarding the allocation of the Company’s resources on a consolidated level. Based on the information described above and in accordance with the applicable literature, management has concluded that the Company is currently organized and operated as one operating and reportable segment.
Comparison of Results of Operations for the Three Months Ended June 30, 2023 and 2022

The following table summarizes results of operations for the three months ended June 30, 2023 and 2022 (in thousands, except for share amounts):

	For the Three Months Ended June 30,
	2023	2022
Revenues	$13,000	$11,707
Operating expenses	9,990	9,245
Operating income	3,010	2,462
Total other expense	(540)	(505)
Income before income taxes	2,470	1,957
Income tax expense	(731)	150
Net income	$1,739	$2,107

Basic earnings per common share	$0.07	$0.09
Diluted earnings per common share	$0.07	$0.09
Revenues – The following table summarizes revenues for the three months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,
	2023	2022
Water services	$6,557	$5,682
Wastewater and recycled water services	6,443	6,020
Unregulated revenues	—	5
Total revenues	$13,000	$11,707

Total revenues increased $1.3 million, or 11.0%, to $13.0 million for the three months ended June 30, 2023 compared to $11.7 million for the three months ended June 30, 2022. The increase in revenue was primarily attributable to the increase in rates related to Rate Decision No. 78644, new connections associated with the acquisition of Farmers in February 2023, and year over year organic growth in connections of 2.0%.

Water Services – Water services revenue increased $0.9 million, or 15.4%, to $6.6 million for the three months ended June 30, 2023 compared to $5.7 million for the three months ended June 30, 2022. The increase in water services revenue was primarily related to the acquisition of Farmers in February 2023 and increase in rates related to Rate Decision No. 78644.

Water services revenue based on consumption increased $0.4 million, or 13.2%, to $3.2 million for the three months ended June 30, 2023 compared to $2.8 million for the three months ended June 30, 2022. The increase was primarily driven by the Farmers acquisition in February 2023, increases in commercial and residential consumption for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, and an increase in rates related to Rate Decision No. 78644.
Active water connections increased 13.3% to 33,580 as of June 30, 2023 from 29,627 as of June 30, 2022, primarily due to the acquisition of Farmers in February 2023.
Water consumption was fairly consistent at 1.1 billion gallons for both the three months ended June 30, 2023 and 2022. There was a modest increase of 5.6% in consumption which was primarily due to the acquisition of Farmers in February 2023 partially offset by reduced consumption.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.5 million, or 17.5%, to $3.2 million for the three months ended June 30, 2023 compared to $2.7 million for the three months ended June 30, 2022. The increase was primarily due to growth in active service connections, primarily from new connections associated with the acquisition of Farmers, as well as an increase in rates due to Rate Decision No. 78644.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.4 million, or 7.0%, to $6.4 million for the three months ended June 30, 2023 compared to $6.0 million the three months ended June 30, 2022. The increase in wastewater and recycled water services revenue was primarily driven by a $0.4 million increase in wastewater services revenue, which reflects the 2.0% increase in active wastewater connections from 26,187 as of June 30, 2022 to 26,711 as of June 30, 2023, combined with an increase in rates due to Rate Decision No. 78644.
Recycled water services revenue, which is based on the number of gallons delivered, increased by approximately 10.8% to $0.5 million for the three months ended June 30, 2023 compared to $0.4 million for the three months ended June 30, 2022. The increase in recycled water services revenue was primarily driven by the volume of recycled gallons delivered, which increased 11.9% to 289.2 million gallons for three months ended June 30, 2023 compared to 258.5 million gallons for the three months ended June 30, 2022. Also contributing to the increase was the rate increase resulting from Rate Decision No. 78644.

Operating Expenses – The following table summarizes operating expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,
	2023	2022
Operations and maintenance	$3,181	$2,942
General and administrative	4,104	3,876
Depreciation and amortization	2,705	2,427
Total operating expenses	$9,990	$9,245
Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax, increased $0.2 million, or 8.1%, to $3.2 million for the three months ended June 30, 2023 compared to $2.9 million for the three months ended June 30, 2022, which was largely attributed to the Farmers acquisition.
Total personnel expenses increased $0.2 million, or 22.1%, to $1.1 million for the three months ended June 30, 2023 compared to $0.9 million for the three months ended June 30, 2022. The increase in personnel expenses was primarily related to the acquisition of Farmers in February 2023 and increased salary and wages, partially offset by lower employee related costs.

Utility power and related expenses increased $0.1 million to $0.7 million for the three months ended June 30, 2023 compared to $0.6 million for the same period in 2022. The increase was due to the increased electric utility expense based on pump usage related to additional connections, from both the Farmers acquisition and organic growth, and increased consumption.
Repairs and maintenance expenses decreased $0.1 million to $0.1 million for the three months ended June 30, 2023 compared to $0.2 million for the same period in 2022. The decrease was primarily related to reduced maintenance costs for plant equipment.

General and Administrative – General and administrative costs include the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $0.2 million, or 5.9%, to $4.1 million for the three months ended June 30, 2023 compared to $3.9 million for the three months ended June 30, 2022.
Personnel related costs increased $0.2 million, or 11.1%, to $1.7 million for the three months ended June 30, 2023 compared to $1.5 million for the three months ended June 30, 2022. The increase was primarily related to higher salaries and wages and employee related expenses due to an increase in head count.
Deferred compensation expense increased $0.3 million, or 186.1%, to $0.4 million for the three months ended June 30, 2023 compared to $0.1 million for the three months ended June 30, 2022. The increase was primarily due to the impact of the change in the stock price used in the valuation of options that are accounted for as liability awards (i.e., the stock price was consistent during the three months ended June 30, 2023 as compared to the decrease in stock price during the three months ended June 30, 2022). Refer to Note 13 — “Deferred Compensation Awards” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.
Professional fees expenses decreased $0.3 million, or 33.6%, to $0.5 million for the three months ended June 30, 2023 compared to $0.7 million for the three months ended June 30, 2022. The decrease was primarily related to reduced legal fees in connection with rate case and acquisition activity, partially offset by an increase in audit and tax preparation fees.
Board compensation increased $0.1 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was primarily due to the impact of the change in the stock price used in the valuation of board compensation as discussed above.
Depreciation and amortization - Depreciation and amortization expense increased $0.3 million, or 11.5%, to $2.7 million for the three months ended June 30, 2023, compared to $2.4 million for the three months ended June 30, 2022. The increase was primarily driven by additional depreciation expense recorded as a direct result of the increase in fixed assets. Approximately $48,000 of depreciation expense for the quarter was attributable Farmers.
Other Expense – Other expense totaled $0.5 million for both the three months ended June 30, 2023 and 2022. Although interest expense increased $0.2 million in the second quarter of 2023 as compared to the same period in 2022, it was substantially offset by the increase of equity portion of the allowance for funds used during construction.
Income Tax Expense – Income tax expense of $0.7 million was recorded for the three months ended June 30, 2023 compared to a $0.2 million income tax benefit for the three months ended June 30, 2022. The primary drivers for the change were due to the approximate $0.7 million income tax benefit recognized during the three months ended June 30, 2022 that resulted from the reversal of the regulatory liability related to Rate Decision No. 78622 and the increase in pre-tax income for the three months ended three months ended June 30, 2023.
Net Income – Net income totaled $1.7 million for the three months ended June 30, 2023 compared to net income of $2.1 million for the three months ended June 30, 2022. The $0.4 million decrease was primarily attributable to increased tax expense of $0.9 million, increased general and administrative expenses of $0.2 million, higher depreciation expenses of $0.3 million, and an increase in operational expenses of approximately $0.2 million, all of which were partially offset by increased revenue from the acquisition of Farmers in February 2023 and increase in rates related to Rate Decision No. 78644.

Comparison of Results of Operations for the Six Months Ended June 30, 2023 and 2022

The following table summarizes results of operations for the six months ended June 30, 2023 and 2022 (in thousands, except for share amounts):

	For the Six Months Ended June 30,
	2023	2022
Revenues	$26,128	$21,736
Operating expenses	19,341	17,911
Operating income	6,787	3,825
Total other expense	(986)	(636)
Income before income taxes	5,801	3,189
Income tax expense	(1,596)	(193)
Net income	$4,205	$2,996

Basic earnings per common share	$0.18	$0.13
Diluted earnings per common share	$0.17	$0.13
Revenues – The following table summarizes revenues for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Water services	$11,396	$10,030
Wastewater and recycled water services	12,464	11,701
Unregulated revenues	2,268	5
Total revenues	$26,128	$21,736

Total revenues increased $4.4 million, or 20.2%, to $26.1 million for the six months ended June 30, 2023 compared to $21.7 million for the six months ended June 30, 2022. The increase in revenue was primarily attributable to ICFA revenue earned during the 2023 period that did not occur in the prior year period, with additional contributions from the increase in rates related to Rate Decision No. 78644, new connections associated with the acquisition of Farmers in February 2023, and organic connection growth.

Water Services – Water services revenue increased $1.4 million, or 13.6%, to $11.4 million for the six months ended June 30, 2023 compared to $10.0 million for the six months ended June 30, 2022. The increase in water services revenue was primarily related to the acquisition of Farmers and an increase in rates related to Rate Decision No. 78644.

Water services revenue based on consumption increased $0.4 million, or 9.0%, to $4.8 million for the six months ended June 30, 2023 compared to $4.4 million for the six months ended June 30, 2022. The increase was primarily driven by the Farmers acquisition in February 2023 and increase in rates related to Rate Decision No. 78644.
Active water connections increased 12.5% to 33,580 as of June 30, 2023 from 29,627 as of June 30, 2022, primarily due to the acquisition of Farmers in February 2023.
Water consumption increased 3.2% to 1.8 billion gallons for the six months ended June 30, 2023 compared to 1.7 billion for the six months ended June 30, 2022. The increase was primarily due to the acquisition of Farmers in February 2023 partially offset by reduced consumption.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $1.0 million, or 18.0%, to $6.3 million for the six months ended June 30, 2023 compared to $5.3 million for the six months ended June 30, 2022. The increase was primarily due to the increase in active service connections primarily from new connections associated with the acquisition of Farmers, as well as an increase in rates due to Rate Decision No. 78644.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.8 million, or 6.5%, to $12.5 million for the six months ended June 30, 2023 compared to $11.7 million for the six months ended June 30, 2022. The increase in wastewater and recycled water services revenue was primarily driven by a $0.8 million increase in wastewater services revenue resulting from the 2.0% increase in active wastewater connections from 26,187 as of June 30, 2022 to 26,711 as of June 30, 2023, combined with an increase in rates due to Rate Decision No. 78644.

Recycled water services revenue, which is based on the number of gallons delivered, moderately increased by approximately 0.7% and was $0.6 million for both the six months ended June 30, 2023 and June 30, 2022. The volume of recycled water delivered was generally consistent with 357 million gallons delivered for the six months ended June 30, 2023 compared to 355 million gallons delivered for the six months ended June 30, 2022, representing an increase of 0.6%.
Operating Expenses – The following table summarizes operating expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Operations and maintenance	$5,970	$5,485
General and administrative	8,011	7,656
Depreciation and amortization	5,360	4,770
Total operating expenses	$19,341	$17,911
Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax, increased approximately $0.5 million, or 8.8%, to $6.0 million for the six months ended June 30, 2023 compared to $5.5 million for the six months ended June 30, 2022.
Total personnel expenses increased approximately $0.4 million, or 22.9%, to $2.0 million for the six months ended June 30, 2023 compared to $1.7 million for the six months ended June 30, 2022. The increase was primarily related to salaries and wages and employee related expenses due to an increase in head count.
Utility power and related expenses increased $0.2 million to $1.2 million for the six months ended June 30, 2023 compared to $1.1 million for the same period in 2022. The increase was due to increased electric utility expense due to increased pump usage related to additional connections, from both the Farmers acquisition and organic growth, and increased consumption.
General and Administrative – General and administrative costs include the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $0.4 million, or 4.6%, to $8.0 million for the six months ended June 30, 2023 compared to $7.7 million for the six months ended June 30, 2022.
Notable increases were related to personnel costs, deferred compensation and board compensation. Personnel increases were driven by the Farmers acquisition and an increase in head count, while the deferred compensation and board compensation expense were a direct result of the change in stock price impacting certain valuations (i.e., the stock price decreased less during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022). Refer to Note 13 — “Deferred Compensation Awards” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.
Other expenses decreased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, such as professional fees expense and regulatory expenses, which were directly related to the rate case activity, capital raise and acquisition related matters during 2022.
Depreciation and amortization - Depreciation and amortization expense increased $0.6 million, or 12.4%, to $5.4 million for the six months ended June 30, 2023, compared to $4.8 million for the six months ended June 30, 2022. The increase was primarily driven by increased depreciation due to the increase in fixed assets. Approximately $92,000 of the depreciation for the first half of 2023 was attributable to Farmers.
Other Expense – Other expense totaled $1.0 million for the six months ended June 30, 2023 compared to $0.6 million for the six months ended June 30, 2022. The increase of $0.4 million in other expense was related to the $0.7 million decrease in income associated with Buckeye growth premiums as a result of fewer new meter connections in the area and an increase in interest expense of $0.1 million, partially offset by an increase in the allowance for funds used during construction (“AFUDC”) of $0.4 million for the six months ended June 30, 2023.
Income Tax Expense – Income tax expense of $1.6 million was recorded for the six months ended June 30, 2023 compared to $0.2 million for the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company recorded a tax benefit of approximately $0.7 million from the reversal of the regulatory liability related to Rate Decision No. 78622. Also contributing to the increase in income tax expense was higher pre-tax income for the six months ended June 30, 2023.

Net Income – Net income totaled $4.2 million for the six months ended June 30, 2023 compared to net income of $3.0 million for the six months ended June 30, 2022. The $1.2 million increase was primarily attributable to the recognition of $2.3 million of ICFA related revenue, an increase in rates related to Rate Decision No. 78644, and the acquisition of Farmers.
Outstanding Share Data
As of August 9, 2023, there were 24,170,517 shares of the Company’s common stock outstanding and stock-based awards outstanding to acquire an additional 447,322 shares of the Company’s common stock.
Liquidity and Capital Resources
The Company’s capital resources are provided by internally generated cash flows from operations as well as debt and equity financing. Additionally, its regulated utility subsidiaries receive advances and contributions from customers, home builders, and real estate developers to partially fund construction necessary to extend service to new areas. The Company uses capital resources primarily to:
•fund operating costs;
•fund capital requirements, including construction expenditures;
•make debt and interest payments;
•fund acquisitions; and
•pay dividends.
The Company’s utility subsidiaries operate in rate-regulated environments in which the amount of new investment recovery may be limited. Such recovery will take place over an extended period of time because recovery through rate increases is subject to regulatory lag.
As of June 30, 2023, the Company has no notable near-term cash expenditures, other than the principal payments for the Series B senior secured notes in the amount of $1.9 million due in December 2023 and June 2024. While specific facts and circumstances could change, the Company believes that there is sufficient cash on hand, the ability to draw on the $15.0 million revolving line of credit, and will be able to generate sufficient cash flows to meet the operating cash flow requirements and capital expenditure plan, as well as remain in compliance with its debt covenants, for the next twelve months and beyond.
In March 2014, the Company initiated a dividend program to declare and pay a monthly dividend. On November 30, 2022, the Company announced a monthly dividend increase from $0.02458 per share ($0.29496 per share annually) to $0.02483 per share (0.29796 per share annually). Although the Company expects that monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of the Company’s board of directors and is subject to legal requirements and debt service ratio covenant requirements (refer to “—Senior Secured Notes” and “—Revolving Credit Line”).
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
For the six months ended June 30, 2023, net cash provided by operating activities totaled approximately $12.7 million compared to $11.9 million for the six months ended June 30, 2022. The increase in cash from operating activities was primarily driven by increased depreciation expense, increased current liabilities as compared to the prior year, and decreased prepaid expenses partially offset by the receipt of less developer contributions toward capital projects in 2023 as compared to 2022.
Cash from Investing Activities
The net cash used in investing activities totaled approximately $19.9 million for the six months ended June 30, 2023 compared to $14.8 million for the six months ended June 30, 2022. The $5.2 million increase in cash used in investing activities was primarily driven by the $6.2 million acquisition of Farmers, and a decrease in capital expenditures of $0.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

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
Cash from Financing Activities

The net cash provided by financing activities totaled $4.1 million for the six months ended June 30, 2023, a $7.9 million change, as compared to the $3.8 million in cash used in financing activities for the six months ended June 30, 2022. This change was primarily driven by the $6.7 million in net cash proceeds from the Company’s revolving line of credit and the private placement offering of $2.4 million offset by a decrease in advances in aid of construction for the six months ended June 30, 2023.
Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term. Series B was interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter beginning December 2021. The proceeds of the senior secured notes were primarily used to refinance the Company’s long-term tax exempt bonds, pursuant to an early redemption option at 103%, plus accrued interest, as a result of the Company’s U.S. initial public offering of its common stock in May 2016.
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest, and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of June 30, 2023, the Company was in compliance with its financial debt covenants.
Debt issuance costs as of June 30, 2023 and December 31, 2022 were $0.4 million and $0.5 million, respectively.
Revolving Credit Line
On April 30, 2020, the Company entered into an agreement with Northern Trust, for a two-year revolving line of credit initially up to $10.0 million with an initial maturity date of April 30, 2022 (as amended, the “Northern Trust Loan Agreement”). This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, initially bore an interest rate equal to the London Interbank Offered Rate (LIBOR) plus 2.00% and had no unused line fee. This credit facility replaced the previous revolving line of credit with MidFirst Bank, which was terminated in April 2020.
On April 30, 2021, the Company and Northern Trust entered into an amendment to the Northern Trust Loan Agreement pursuant to which, among other things, the maturity date for the revolving line of credit was extended to April 30, 2024.
On July 26, 2022, the Company and The Northern Trust Company entered into a second amendment to the Northern Trust Loan Agreement, which, among other things, further extended the maturity date for the revolving line of credit to July 1, 2024, increased the maximum principal amount available for borrowing to $15.0 million and replaced the LIBOR interest rate provisions with provisions based on the Secured Overnight Financing Rate (SOFR). Refer to Note 11 – “Debt” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.
On June 28, 2023, the Company and Northern Trust entered into a third amendment to the Northern Trust Loan Agreement, which, among other things, (i) further extended the scheduled maturity date for the revolving line of credit from July 1, 2024 to July 1, 2025 and (ii) added a quarterly facility fee equal to 0.35% of the average daily unused amount of the revolving line of credit.
Similar to the senior secured notes, the Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan

Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. Additionally, the Northern Trust Loan Agreement contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants are subject to various qualifications and limitations as set forth in the Northern Trust Loan Agreement. Pursuant to the Northern Trust Loan Agreement, the revolving credit facility is subject to certain customary events of default after which the revolving credit facility could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. Refer to Note 11 — “Debt” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information. As of June 30, 2023, the Company was in compliance with its financial debt covenants.
As of June 30, 2023, the Company had outstanding borrowings of $6.8 million under the revolving line of credit with Northern Trust. The Company did not incur debt issuance costs relating to the Northern Trust Loan Agreement for the three and six months ended June 30, 2023 or 2022.
Other Financing Activity
On June 8, 2023, the Company entered into a securities purchase agreement for the issuance and sale by the Company of an aggregate of 230,000 shares of the Company’s common stock at a purchase price of $12.07 per share in an offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder. The Company received gross proceeds of approximately $2.8 million from the offering.
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
Critical Accounting Policies, Judgments, and Estimates
The application of critical accounting policies is particularly important to the Company’s financial condition and results of operations and provides a framework for management to make significant estimates, assumptions, and other judgments. Additionally, the Company’s financial condition, results of operations, and cash flow are impacted by the methods, assumptions, and estimates used in the application of critical accounting policies. Although management believes that these estimates, assumptions, and other judgments are appropriate, they relate to matters that are inherently uncertain and that may change in subsequent periods. Accordingly, changes in the estimates, assumptions, and other judgments applied to these accounting policies could have a significant impact on the Company’s financial condition and results of operations as reflected in its financial statements.

There have been no significant changes to our critical accounting policies from those disclosed under “Managements’ Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Judgments, and Estimates” in the 2022 10-K.
Off Balance Sheet Arrangements

As of June 30, 2023 and 2022, the Company did not have any off-balance sheet arrangements.
ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no material change in the Company’s internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended June 30, 2023, other than as reported in our Current Reports on Form 8-K filed with the SEC.
b) Use of Proceeds
None.
c) Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock the Company made during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2023	—	$—	—	$—
May 1 to May 31, 2023	24,724	11.18	—	—
June 1 to June 30, 2023	57,918	12.43	—	—
Total	82,642		—	$—

(1) Represents shares withheld from employees to satisfy certain tax obligations due in connection with the vesting of restricted stock awards granted under the Global Water Resources, Inc. 2020 Omnibus Incentive Plan. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 4, 2016.

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed May 4, 2016.

10.1	Securities Purchase Agreement, dated June 8, 2023, by and between Global Water Resources, Inc. and the purchasers party thereto	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 12, 2023.

10.2	Third Modification Agreement, dated June 28, 2023, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 30, 2023.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Water Resources, Inc.

Date:	August 9, 2023	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)