Form 10-Q
period 2023-09-30
Global Water Resources, Inc.
filed 2023-11-09
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 8, 2023, the registrant had 24,171,517 shares of common stock, $0.01 par value per share, outstanding.

Table of Contents                PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Land	$1,480	$1,480
Depreciable property, plant and equipment	408,806	344,043
Construction work-in-progress	46,095	66,039
Other	697	697
Less accumulated depreciation	(139,454)	(124,522)
Net property, plant and equipment	317,624	287,737
CURRENT ASSETS:
Cash and cash equivalents	5,289	6,561
Accounts receivable — net	3,077	2,139
Customer payments in-transit	571	462
Unbilled revenue	3,055	2,557
Taxes, prepaid expenses, and other current assets	2,038	2,439
Total current assets	14,030	14,158
OTHER ASSETS:
Goodwill	10,923	4,957
Intangible assets — net	8,765	10,139
Regulatory asset	2,984	3,169
Restricted cash	2,376	1,001
Right-of -use asset	1,706	1,891
Other noncurrent assets	44	34
Total other assets	26,798	21,191
TOTAL ASSETS	$358,452	$323,086
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$661	$2,173
Accrued expenses	9,578	8,056
Customer and meter deposits	1,742	1,682
Long-term debt — current portion	3,880	3,833
Leases — current portion	523	505
Total current liabilities	16,384	16,249
NONCURRENT LIABILITIES:
Line of credit	15	—
Long-term debt	103,258	104,945
Long-term lease liabilities	1,374	1,616
Deferred revenue - ICFA	19,656	20,974
Regulatory liability	6,094	6,371
Advances in aid of construction	113,729	93,656
Contributions in aid of construction — net	35,650	26,404
Deferred income tax liabilities, net	8,112	5,949
Acquisition liability	3,080	1,773
Other noncurrent liabilities	2,020	755
Total noncurrent liabilities	292,988	262,443
Total liabilities	309,372	278,692
Commitments and contingencies (Refer to Note 16)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 24,478,252 and 24,095,139 shares issued as of September 30, 2023 and December 31, 2022, respectively.	240	239
Treasury stock, 306,735 and 224,093 shares at September 30, 2023 and December 31, 2022, respectively.	(2)	(2)
Paid in capital	47,321	44,157
Retained earnings	1,521	—
Total shareholders’ equity	49,080	44,394
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$358,452	$323,086

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES:
Water services	$7,520	$5,824	$18,916	$15,854
Wastewater and recycled water services	6,494	6,069	18,958	17,770
Unregulated revenues	518	—	2,786	5
Total revenues	14,532	11,893	40,660	33,629

OPERATING EXPENSES:
Operations and maintenance	3,587	2,775	9,557	8,260
General and administrative	3,923	3,923	11,934	11,579
Depreciation and amortization	3,185	2,429	8,545	7,199
Total operating expenses	10,695	9,127	30,036	27,038
OPERATING INCOME	3,837	2,766	10,624	6,591

OTHER INCOME (EXPENSE):
Interest expense	(1,260)	(1,093)	(3,709)	(3,355)
Allowance for equity funds used during construction	263	—	778	—
Other - Net	682	625	1,630	2,251
Total other expense	(315)	(468)	(1,301)	(1,104)

INCOME BEFORE INCOME TAXES	3,522	2,298	9,323	5,487
INCOME TAX EXPENSE	(888)	(612)	(2,484)	(805)
NET INCOME	$2,634	$1,686	$6,839	$4,682

Basic earnings per common share	$0.11	$0.07	$0.28	$0.20
Diluted earnings per common share	$0.11	$0.07	$0.28	$0.20
Dividends declared per common share	$0.07	$0.07	$0.22	$0.22

Weighted average number of common shares used in the determination of:
Basic	24,171,228	23,467,035	24,046,493	22,937,265
Diluted	24,231,801	23,595,459	24,144,384	23,111,881

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital		Retained Earnings	Total Equity
BALANCE - December 31, 2021	22,832,013	$228	(182,445)	$(2)	$29,803		$—	$30,029
Dividend declared $0.07 per share	—	—	—	—	(781)		(889)	(1,670)
Stock option exercise	250	—	—	—	3		—	3
Stock compensation	—	—	—	—	389		—	389
Net income	—	—	—	—	—		889	889
BALANCE - March 31, 2022	22,832,263	228	(182,445)	(2)	29,414		—	29,640
Dividend declared $0.07 per share	—	—	—	—	433		(2,107)	(1,674)
Treasury stock	—	—	(40,756)	—	(257)		—	(257)
Stock option exercise	107,548	—	—	—	—		—	—
Stock compensation	—	—	—	—	45		—	45
Net income	—	—	—	—	—		2,107	2,107
BALANCE - June 30, 2022	22,939,811	228	(223,201)	(2)	29,635		—	29,861
Dividend declared per share	—	—	—	—	537	1	(1,686)	(1,149)
Issuance of Common Stock	1,150,000	11	—	—	14,862	1	—	14,873
Treasury stock	—	—	(899)	—	(282)		—	(282)
Stock compensation	—	—	—	—	45		—	45
Net income	—	—	—	—	—		1,686	1,686
BALANCE - September 30, 2022	24,089,811	239	(224,100)	(2)	44,797		—	45,034

BALANCE - December 31, 2022	24,095,139	239	(224,093)	(2)	44,157		—	44,394
Dividend declared $0.07 per share	—	—	—	—	—		(1,778)	(1,778)
Stock compensation	—	—	—	—	299		—	299
Net income	—	—	—	—	—		2,466	2,466
BALANCE - March 31, 2023	24,095,139	239	(224,093)	(2)	44,456		688	45,381
Dividend declared $0.07 per share	—	—	—	—	(55)		(1,739)	(1,794)
Issuance of Common Stock	230,000	1	—	—	2,747		—	2,748
Stock option exercise	152,113	—	(82,642)	—	—		—	—
Stock compensation	—	—	—	—	(47)		—	(47)
Net income	—	—	—	—	—		1,739	1,739
BALANCE - June 30, 2023	24,477,252	$240	(306,735)	$(2)	$47,101		$688	$48,027
Dividend declared $0.07 per share	—	—	—	—	—		(1,801)	(1,801)
Stock option exercise	1,000	—	—	—	9		—	9
Stock compensation	—	—	—	—	211		—	211
Net income	—	—	—	—	—		2,634	2,634
BALANCE - September 30, 2023	24,478,252	240	(306,735)	(2)	47,321		1,521	49,080

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	6,839	$4,682
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	698	786
Depreciation and amortization	8,545	7,199
Right of use amortization	240	104
Amortization of deferred debt issuance costs and discounts	33	33
(Gain) Loss on disposal of fixed assets	(83)	(3)
Provision for credit losses	73	79
Deferred income tax expense	2,164	542
Changes in assets and liabilities
Accounts receivable	(938)	(433)
Other current assets	(165)	(717)
Accounts payable and other current liabilities	2,261	1,170
Other noncurrent assets	293	335
Other noncurrent liabilities	2,702	5,961
Net cash provided by operating activities	22,662	19,738

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,578)	(25,324)
Cash paid for acquisitions, net of cash acquired	(6,246)	(85)
Other cash flows from investing activities	—	(24)
Net cash used in investing activities	(24,824)	(25,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(5,372)	(5,075)
Advances in aid of construction	8,370	2,145
Refunds of advances for construction	(1,076)	(1,105)
Proceeds from stock option exercise	10	3
Payments for taxes related to net shares settlement of equity awards	(367)	—
Principal payments under finance lease	(388)	—
Line of credit borrowings, net	15	—
Loan borrowings	242	—
Loan repayments	—	(103)
Repayments of bond	(1,917)	(1,917)
Proceeds from sale of stock	2,748	14,892
Net cash provided by financing activities	2,265	8,840
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	103	3,145
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	7,562	13,443
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	7,665	16,588

See accompanying notes to the condensed consolidated financial statements

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$5,289	$15,613
Restricted Cash	2,376	975
Total cash, cash equivalents, and restricted cash	$7,665	$16,588

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 are unaudited. The December 31, 2022 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022. In the Company’s opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Corporate Transactions
Arizona Corporation Commission (“ACC”) Rate Case
On July 3, 2023, Global Water-Palo Verde Utilities Company, Inc. (“Palo Verde”) and Global Water-Santa Cruz Water Company, Inc. (“Santa Cruz”) filed an application with the ACC for approval of an accounting order to defer and record as a regulatory asset the depreciation expense recorded for the Company’s Southwest Plant, plus the carrying cost at the authorized rate of return set in Palo Verde’s and Santa Cruz’s most recent rate order, until the plant is considered for recovery in the utilities’ next rate case.
On June 27, 2023, seven of the Company’s 13 regulated utilities, all located in Pima County, each filed a rate case application with the ACC for water rates based on a 2022 test year. There can be no assurance that the ACC will approve the requested rate increase or any increase or the consolidation of water rates described above, and the ACC could take other actions as a result of the rate case. Further, it is possible that the ACC may determine to decrease future rates. There can also be no assurance as to the timing of when an approved rate increase (if any) would go into effect.
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
Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.
On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company, Inc. (“Valencia”) to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. The Company received growth premiums of $0.7 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively, and $1.6 million and $2.2 million for the nine months ended September 30, 2023 and 2022, respectively, and is included in “Other - Net” on the Condensed Consolidated Statements of Operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022

Basic weighted average common shares outstanding	24,171	23,467	24,046	22,937
Effect of dilutive securities:
2017 Option grant	54	99	72	114
2019 Option grant	7	21	14	30
2020 Restricted stock awards	—	8	6	31
2021 Restricted stock awards	—	—	6	—
Total dilutive securities	61	128	98	175
Diluted weighted average common shares outstanding	24,232	23,595	24,144	23,112
Anti-dilutive shares excluded from earnings per diluted shares (1)	138	133	94	133
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

On July 3, 2023, Global Water-Palo Verde Utilities Company, Inc. (“Palo Verde”) and Global Water-Santa Cruz Water Company, Inc. (“Santa Cruz”) filed an application with the ACC for approval of an accounting order to defer and record as a regulatory asset the depreciation expense recorded for the Company’s Southwest Plant, plus the carrying cost at the authorized rate of return set in Palo Verde’s and Santa Cruz’s most recent rate order, until the plant is considered for recovery in the utilities’ next rate case. The Southwest Plant was substantially constructed prior to 2009 to provide water, wastewater, and recycled water utility service for the area southwest of the City of Maricopa. Due to the unprecedented collapse of the housing market during the Great Recession, the nearly completed plant remained idle for well over a decade. The total cost of the Southwest Plant was approximately $38.4 million. In July 2023, $27.5 million related to the water production plant and a portion of the wastewater processing plant was placed in service, with the remaining parts of the Southwest Plant to be placed in service once sufficient flows, provided by connection growth, are established. There can be no assurance, however, that the ACC will approve the application as submitted and the ACC could take other actions regarding the application.
On June 27, 2023, seven of the Company’s 13 regulated utilities each filed a rate case application with the ACC for increased water rates based on a 2022 test year. In addition to a rate increase, the Company requested, among other things, the consolidation of water rates for certain of its utilities, including Global Water-Mirabell Water Company, Inc. (“Mirabell”), Global Water-Lyn Lee Water Company, Inc. (“Lyn Lee”), Global Water-Francesca Water Company, Inc. (“Francesca”), Global Water-Tortolita Water Company, Inc. (“Tortolita”), Global Water-Rincon Water Company, Inc. (“Rincon”), Global Water-Las Quintas Serenas Water Company, Inc. (“Las Quintas Serenas”), and Global Water-Red Rock Water Company, Inc. (“Red Rock”), each located in Pima County. Of the Company’s utilities, these utilities filing rate applications make up approximately 3% of the Company’s active service connections. There can be no assurance that the ACC will approve the requested rate increase or any increase or the consolidation of water rates described above, and the ACC could take other actions as a result of the rate case. Further, it is possible that the ACC may determine to decrease future rates. There can also be no assurance as to the timing of when an approved rate increase (if any) would go into effect.
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

Rate Decision No. 78644 also addressed the primary impacts of the Federal Tax Cuts and Jobs Act (the “TCJA”) on the Company, which includes the reduction of the federal income tax rate from 35 percent to 21 percent beginning on January 1, 2018. The TCJA required the Company to re-measure all existing deferred income tax assets and liabilities to reflect the reduction in the federal tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers. Rate Decision No. 78644 approved an adjustor mechanism for income taxes (as described below) that permits the Company to flow through potential changes to state and federal income tax rates as well as refund or collect funds related to TCJA.
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

Finally, Rate Decision No. 78644 required the Company to work with ACC staff and the Residential Utility Consumer Office to prepare a Private Letter Ruling request to the Internal Revenue Service (“IRS”) to clarify whether the failure to eliminate the deferred taxes attributable to assets condemned in a transaction governed by Section 1033 of the Internal Revenue Code (“IRC”) would violate the normalization provisions of Section 168(i)(9) of the IRC. The IRS accepted the request and issued its Private Letter Ruling, dated September 22, 2023. The Private Letter Ruling determined that the deferred taxes attributable to assets condemned in a transaction governed by Section 1033 of the IRC must be eliminated and failure to do so would violate the normalization provisions of Section 168(i)(9) of the IRC. As required by Rate Decision No. 78644, the Private Letter Ruling has been provided to the ACC. Within 90 days after receiving the ruling, ACC Staff is required to prepare, for ACC consideration, a memorandum and proposed order regarding guidance issued within the Private Letter Ruling. The Private Letter Ruling was consistent with the adjustments used to determine the revenue requirements in Rate Decision No. 78644. Accordingly, the Company has requested that no further action be taken by the ACC. However, there can be no assurance provided until the ACC process is complete.
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
The Company’s regulatory assets and liabilities consist of the following (in thousands):

	Recovery Period	September 30, 2023	December 31, 2022
Regulatory Assets
Income taxes recoverable through future rates (1)	Various	$1,423	1,482
Rate case expense surcharge(2)	2 years	284	467
Acquisition premiums(3)	25 years	1,277	1,220
Total regulatory assets		$2,984	$3,169

Regulatory Liabilities
Income taxes payable through future rates(1)		493	508
Acquired ICFAs(4)		4,896	5,863
Depreciation adjustment(5)		705	—
Total regulatory liabilities		$6,094	$6,371
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
(3) Rate Decision No. 78319, issued on December 3, 2021, approved an acquisition premium to be amortized over 25 years related to the acquisition of the Company’s Rincon utility. Amortization will begin once the Company receives a decision on the recently filed rate case and the acquisition premium is approved to be included in customer rates. The acquisition premium balance as of September 30, 2023 was approximately $0.5 million.
Rate Decision No. 78644, issued on July 27, 2022, approved acquisition premiums related to the acquisitions of the Company’s Turner Ranches and Red Rock utilities. Amortization began in 2022 as the acquisition premiums were included in customer rates as approved in the decision. The acquisition premium balance as of September 30, 2023 was approximately $0.8 million.
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
(5) Rate Decision No. 78644 issued on July 27, 2022, approved an adjustment to update previously approved depreciation rates.
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
Unregulated Revenue
Unregulated revenues represent those revenues that are not subject to the ratemaking process of the ACC. For the three and nine months ended September 30, 2023, unregulated revenues primarily related to the revenues recognized on a portion of ICFA funds received.
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
Rate Decision No. 74364 requires a HUF tariff to be established for all ICFAs that come due and are paid subsequent to December 31, 2013, which is a set amount per equivalent dwelling unit determined by the ACC based on the utility and meter size.
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
As of September 30, 2023 and December 31, 2022, ICFA deferred revenue recorded on the consolidated balance sheet totaled $19.7 million and $21.0 million, respectively, which represents deferred revenue recorded for ICFA funds received on contracts.
For the three and nine months ended September 30, 2023, ICFA revenue recognized totaled $0.5 million and $2.8 million, respectively. No ICFA revenue was recognized for the three months or nine months ended September 30, 2022.
Disaggregated Revenues
For the three and nine months ended September 30, 2023 and 2022, disaggregated revenues from contracts with customers by major source and customer class are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REGULATED REVENUE
Water Services
Residential	$4,900	$4,104	$13,261	$11,395
Irrigation	1,393	955	2,739	2,283
Commercial	457	295	1,184	907
Construction	537	246	1,036	586
Other water revenues	233	224	696	683
Total water revenues	7,520	5,824	18,916	15,854
Wastewater and recycled water services
Residential	5,630	5,488	16,725	15,858
Commercial	317	73	906	600
Recycled water revenues	469	428	1,062	1,017
Other wastewater revenues	78	80	265	296
Total wastewater and recycled water revenues	6,494	6,069	18,958	17,770
TOTAL REGULATED REVENUE	14,014	11,893	37,874	33,624
UNREGULATED REVENUE
ICFA revenues	518	—	2,786	—
Rental revenues	—	—	—	5
TOTAL UNREGULATED REVENUE	518	—	2,786	5
TOTAL REVENUE	$14,532	$11,893	$40,660	$33,629

Contract Balances

The Company’s contract assets and liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
CONTRACT ASSETS
Accounts receivable
Water services	$1,916	$1,179
Wastewater and recycled water services	1,303	1,124
Total contract assets	$3,219	$2,303
CONTRACT LIABILITIES
Deferred revenue - ICFA	$19,656	$20,974
Total contract liabilities	$19,656	$20,974
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $19.7 million and $21.0 million at September 30, 2023 and December 31, 2022, respectively. Deferred revenue - ICFA is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. Due to the uncertainty of future events, the Company is unable to estimate when to expect recognition of deferred revenue - ICFA.
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
Rent expense arising from the operating leases totaled approximately $100,000 and $97,000 for the three months ended September 30, 2023 and 2022, respectively. Rent expense arising from the operating leases totaled approximately $295,000 and $223,000 for the nine months ended September 30, 2023 and 2022, respectively.
The right-of-use (“ROU”) asset recorded represents the Company’s right to use an underlying asset for the lease term and ROU lease liability represents the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.

ROU assets at September 30, 2023 and December 31, 2022 consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Financing Lease	$443	$405
Operating Lease	1,263	1,486
Total	$1,706	$1,891

Lease liabilities at September 30, 2023 and December 31, 2022 consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Financing Lease	$534	$597
Operating Lease	1,363	1,524
Total	$1,897	$2,121

At September 30, 2023, the remaining aggregate annual minimum lease payments are as follows (in thousands):

	Finance Lease Obligations	Operating Lease Obligations
2023 (remaining period)	$57	$74
2024	199	294
2025	171	431
2026	125	499
2027	25	166
Thereafter	—	—
Subtotal	577	1,464
Less: amount representing interest	(43)	(101)
Total	$534	$1,363
5. PROPERTY, PLANT AND EQUIPMENT

Depreciable property, plant, and equipment at September 30, 2023 and December 31, 2022 consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Equipment	$60,200	$55,178
Office buildings and other structures	64,353	54,647
Transmission and distribution plant	284,253	234,218
Total property, plant, and equipment	$408,806	$344,043
Depreciation of property, plant and equipment is computed based on the estimated useful lives as follows:

Useful Lives
Equipment	3 to 30 years
Office buildings and other structures	30 years
Transmission and distribution plant	10 to 50 years
6. ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2023 and December 31, 2022 consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Billed receivables	$3,219	$2,303
Less provision for credit losses	(142)	(164)
Accounts receivable — net	$3,077	$2,139

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The goodwill balance was $10.9 million at September 30, 2023 and is related to the Turner, Red Rock, Mirabell, Francesca, Tortolita, Lyn Lee, Las Quintas Serenas, Rincon, Twin Hawks, and Farmers acquisitions. As of June 30, 2022, the Company reclassified approximately $0.8 million of goodwill to regulatory assets related to Red Rock Water, Red Rock Wastewater, and Turner Ranches acquisition premiums as a result of Rate Decision No. 78644 (refer to Note 2 - “Regulatory Decision and Related Accounting and Policy Changes” for additional information). The Farmers acquisition contributed approximately $6.0 million to the change in the goodwill balance (refer to Note 15 - “Acquisitions” for additional information). There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to the acquisitions.
As of September 30, 2023 and December 31, 2022, the goodwill balance consisted of the following (in thousands):

	December 31, 2022 Balance	Acquisition Activity	Adjustments Subsequent to Acquisition Date	September 30, 2023 Balance
Goodwill	$4,957	$5,956	$10	$10,923
Intangible Assets
As of September 30, 2023 and December 31, 2022, intangible assets consisted of the following (in thousands):

	September 30, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	1,532		$1,532	$1,532		$1,532
Intangible trademark	13		13	13		13
Franchise contract rights	139		139	132		132
Organizational costs	87		87	87		87
Total indefinite lived intangible assets	1,771		1,771	1,764		1,764
DEFINITE LIVED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(16,105)	1,873	17,978	(14,785)	3,193
Sonoran contract rights	7,406	(2,285)	5,121	7,406	(2,224)	5,182
Total definite lived intangible assets	25,384	(18,390)	6,994	25,384	(17,009)	8,375
Total intangible assets	$27,155	$(18,390)	$8,765	$27,148	$(17,009)	$10,139
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

Acquired ICFAs and contract rights related to the 2005 acquisition of Sonoran assets are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, the Company cannot reliably estimate when the remaining intangible assets’ amortization will be recorded. There was $1.4 million of amortization recorded for these balances for both the three and nine months ended September 30, 2023. There was $0.1 million of amortization recorded for these balances for both the three and nine months ended September 30, 2022.

8. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to employees through its participation in a pooled plan sponsored by an affiliate of a significant shareholder and director of the Company. Medical claims paid to the plan were approximately $0.3 million for the three months ended September 30, 2023 and $0.4 million for the three months ended September 30, 2022. Medical claims paid to the plan were approximately $0.6 million for the nine months ended September 30, 2023 and $0.7 million for the nine months ended September 30, 2022.
Refer to Note 1 — “Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions” (specifically the “Public Offering of Common Stock” and “Private Placement Offering of Common Stock” sections) for additional information regarding other related party disclosures.
9. ACCRUED EXPENSES

Accrued expenses at September 30, 2023 and December 31, 2022 consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Property taxes	$1,890	$1,195
Interest	1,707	483
Accrued Bonus	895	557
Customer prepayments	836	588
Accrued project liabilities	812	1,585
Asset retirement obligations	697	697
Dividend payable	600	593
Deferred compensation	377	818
Accrued payroll	263	50
Accrued sales taxes	247	152
Accrued professional fees	224	60
Other accrued liabilities	1,030	1,278
Total accrued expenses	$9,578	$8,056

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
HUF Funds - restricted cash(1)	$1,533	$—	$—	$1,533	$161	$—	$—	$161
Demand Deposit(2)	1	—	—	1	50	—	—	50
Certificate of Deposit - Restricted(1)	—	843	—	843	—	840	—	840
Acquisition Liability(3)	—	—	2,146	2,146	—	—	838	838
Total	$1,534	$843	$2,146	$4,523	$211	$840	$838	$1,889

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
11. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	September 30, 2023		December 31, 2022
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.380% Series A 2016, maturing June 2028	$—	28,750	$—	$28,750
4.580% Series B 2016, maturing June 2036	3,833	74,750	3,833	76,667
	3,833	103,500	3,833	105,417
OTHER
Debt issuance costs	—	(437)	—	(472)
Loan Payable	47	195	—	—
Total debt	$3,880	$103,258	$3,833	$104,945

Debt is measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 as follows (in thousands):

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Long-term debt(3)	—	100,113	—	100,113	—	103,611	—	103,611

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
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of September 30, 2023, the Company was in compliance with its financial debt covenants.
Note Purchase Agreement
On October 26, 2023, the Company entered into a note purchase agreement with Jackson National Life Insurance Company pursuant to which the Company will, subject to customer closing conditions, issue an aggregate principal amount of $20,000,000 of 6.91% Senior Secured Notes due on January 3, 2034 (the “Notes”). The Company plans to use the proceeds from the Notes offering to refinance existing indebtedness, to support capital investments associated with growth and for general corporate purposes.
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
On October 26, 2023, the Company and Northern Trust entered into a fourth amendment to the Northern Trust Loan Agreement, which, among other things, further amended the terms and conditions set forth in the Loan Agreement to make certain conforming changes to reflect the issuance of the Notes and related matters.
The Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ending June 30, 2021 through the quarter ending March 31, 2024, the ratio drops to 1.20. As of September 30, 2023, the Company was in compliance with its financial debt covenants.
As of September 30, 2023 and December 31, 2022, the outstanding borrowings on this credit line were approximately $15,000 and $0, respectively. There were approximately $4,000 and $9,812 unamortized debt issuance costs as of September 30, 2023 and December 31, 2022, respectively.
In 2020, ASU 2020-04 was issued establishing ASC 848, Reference Rate Reform, and in 2021 ASU 2021-01, Reference Rate Reform (Topic 848): Scope was issued (collectively, “ASC 848”). ASC 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. In 2022, ASU 2022-06, Deferral of the Sunset Date of Topic 848 (ASU 2022-06) was issued to defer the sunset date of ASC 848 to December 31, 2024. ASU 2022-06 was effective immediately for all companies. The Company continues to evaluate the impact of ASC 848.

At September 30, 2023, the remaining aggregate annual maturities of debt obligations are as follows (in thousands):

Debt
2023 (remaining period)	$1,917
2024	3,836
2025	3,839
2026	3,843
2027	3,847
2028	32,568
Thereafter	57,287
Subtotal	107,137
Less: amount representing interest	—
Total	$107,137
12. INCOME TAXES
For the three months ended September 30, 2023, the Company recorded tax expense of $0.9 million as compared to $0.6 million for the three months ended September 30, 2022. The $0.3 million increase in tax expense was primarily driven by the increase in pre-tax income for the three months ended September 30, 2023.
For the nine months ended September 30, 2023, the Company recorded tax expense of $2.5 million as compared to $0.8 million for the nine months ended September 30, 2022. The $1.7 million increase in tax expense was primarily driven by the increase in pre-tax income for the nine months ended September 30, 2023, partially offset by a tax benefit of approximately $0.7 million from the reversal of the regulatory liability related to Rate Decision No. 78622 (refer to Note 2 - “Regulatory Decision and Related Accounting and Policy Changes” for additional information) for the nine months ended September 30, 2022.
13. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. The Company recognizes compensation expense associated with the options over the vesting period.

2017 stock option grant
In August 2017, GWRI’s Board of Directors granted stock options to acquire 465,000 shares of GWRI’s common stock to employees throughout the Company. The options were granted with an exercise price of $9.40, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on August 10, 2017. The options vested over a four-year period, with 25% having vested in August 2018, 25% having vested in August 2019, 25% having vested in August 2020, and 25% having vested in August 2021. The options have a 10-year life. The Company expensed the $1.1 million fair value of the stock option grant ratably over the four-year vesting period. As of August 2021, these options were fully expensed. As of September 30, 2023, 128,454 options have been exercised and 69,225 options have been forfeited with 267,321 options outstanding.
2019 stock option grant
In August 2019, GWRI’s Board of directors granted stock options to acquire 250,000 shares of GWRI’s common stock to employees throughout the Company. The options were granted with an exercise price of $11.26, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on August 13, 2019. The options vest over a four-year period, with 25% having vested in August 2020, 25% having vested in August 2021, 25% having vested in August 2022, and 25% vesting in August 2023. The options have a 10-year life. The Company will expense the $0.8 million fair value of the stock option grant ratably over the four-year vesting period. Stock-based compensation expense of $20,000 and $45,000 was recorded for the three months ended September 30, 2023 and 2022, respectively, and $92,000 and $135,000 was recorded for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, 42,217 options have been exercised and 30,520 options have been forfeited with 177,263 options outstanding.
Phantom stock/Restricted stock units compensation

Restricted stock units are granted in the first quarter based on the prior year’s performance and vest over a three-year period. The units are credited quarterly using the closing price of the Company’s common stock on the applicable record date for the respective quarter. The following table details total awards granted and the number of units outstanding as of September 30, 2023, along with the amounts paid to holders of the phantom stock units (“PSUs”) and/or restricted stock units (“RSUs”) for the three and nine months ended September 30, 2023 and 2022 (in thousands, except unit amounts):

			Amounts Paid For the Three Months Ended September 30,		Amounts Paid For the Nine Months Ended September 30,
Grant Date	Units Granted	Units Outstanding	2023	2022	2023	2022
Q1 2019	32,190	—	$—	$—	$—	$45
Q1 2020	22,481	—	—	25	—	86
Q1 2021(1)	27,403	4,267	27	31	85	105
Q1 2022(1)	22,262	10,669	23	26	70	56
Q1 2023(1)	30,366	24,249	31	—	62	—
Total	134,702	39,185	$81	$82	$217	$292
(1)Pursuant to the Global Water Resources, Inc. 2020 Omnibus Incentive Plan, effective May 7, 2020, long-term incentive awards are no longer granted in the form of PSUs and are granted as RSUs instead.

Stock appreciation rights compensation
The following table details the recipients of the stock appreciation rights (“SARs”) awards, the grant date, units granted, exercise price, outstanding units as of September 30, 2023 and amounts paid during the three and nine months ended September 30, 2023 and 2022 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Three Months Ended September 30,		Amounts Paid For the Nine Months Ended September 30,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2023	2022	2023	2022
Members of Management (1)(2)	Q1 2015	299,000	$4.26	45,500	—	—	$165	$62
Members of Management (1)(3)	Q3 2017	103,000	$9.40	17,000	—	—	—	—
Members of Management (1)(4)	Q1 2018	33,000	$8.99	8,250	—	—	—	—
Total		435,000		70,750	$—	$—	$165	$62
(1)The SARs vest ratably over 16 quarters from the grant date.
(2)The exercise price was determined to be the fair market value of one share of GWR Global Water Resources Corp. stock on the grant date of February 11, 2015.
(3)The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of August 10, 2017.
(4)The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of March 12, 2018.

For the three months ended September 30, 2023 and 2022, the Company recorded approximately $0.0 million and $0.1 million of negative compensation expense related to the PSUs/RSUs and SARs, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded approximately $0.0 million and $0.2 million of negative compensation expense related to the PSUs/RSUs and SARs, respectively. These are liability awards, so when the stock price decreases, cumulative compensation expense is reduced, which can lead to negative compensation in a given period. Based on GWRI’s closing share price on September 29, 2023 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

RSUs / PSUs
2023 (remaining period)	$155
2024	214
2025	120
Total	$489

Restricted stock compensation

On May 7, 2020, the Company’s stockholders approved the Global Water Resources, Inc. 2020 Omnibus Incentive Plan which allows restricted stock awards as a form of compensation. A restricted stock award (“RSA”) represents the right to receive a share of the Company’s common stock. RSAs vest over two to three years, beginning on the date of the grant. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. During the three and nine months ended September 30, 2023, 6,000 RSAs were issued. For the three and nine months ended September 30, 2023, the Company recorded approximately $0.2 million and $0.7 million of compensation expense related to the grant and partial vesting of RSAs, respectively. During the three and nine months ended September 30, 2022, no RSAs were issued. The Company recorded approximately $0.3 million and $0.9 million of compensation expense related to the grant and partial vesting of RSAs for the three and nine months ended September 30, 2022, respectively.
14. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information:
Cash paid for interest - net of amounts capitalized	$2,343	$2,072
Cash paid for income taxes	$276	$1,402
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$2,251	$2,692
Business acquisition through issuance of contingent consideration payable	$1,330	$—
Finance lease additions	$94	$—

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
On October 16, 2018, the Company completed the acquisition of Red Rock, an operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona. Under the terms of the purchase agreement, the Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. As of September 30, 2023, no meters have been installed and no accounts have been established in any of the three growth premium areas.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations (“MD&A”) relate to the three and nine months ended September 30, 2023 and should be read together with the consolidated financial statements and accompanying notes included in Part I, Item 1 of this report.
Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward-looking statements include future estimates described in “Business Outlook”, “Factors Affecting our Results of Operations”, and “Liquidity and Capital Resources”. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, growth, and opportunities; future financial performance; regulatory and Arizona Corporation Commission (“ACC”) proceedings and approvals, such as the anticipated benefits resulting from Rate Decision No. 78644, including our expected collective revenue increase due to new water and wastewater rates and benefits from consolidation of rates; our expectation that the ACC will not take any further material action relating to the Private Letter Ruling request issued by the Internal Revenue Service (“IRS”); acquisition plans and our ability to complete additional acquisitions; population and growth projections; technologies, including expected benefits from implementing such technologies; revenues; metrics; operating expenses; trends relating to our industry, market, population growth, and housing permits; the adequacy of our water supply to service our current demand and growth for the foreseeable future; liquidity; plans and expectations for capital expenditures; cash flows and uses of cash; dividends; depreciation and amortization; tax payments; our ability to repay indebtedness and invest in initiatives; the anticipated impact and resolutions of legal matters; the anticipated impact of new or proposed laws, including regulatory requirements, tax changes, and judicial decisions; and the anticipated impact of accounting changes and other pronouncements.
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

Business Outlook

There was a trend of positive growth in new connections during 2022, and during the first nine months of 2023, growth continued at a moderate rate. According to the 2020 U.S. Census Data, the Phoenix metropolitan statistical area (“MSA”) is the 11th largest MSA in the U.S. and had a population of 4.8 million, an increase of 14% over the 4.2 million people reported in the 2010 Census. Metropolitan Phoenix continues to grow due to its comparatively affordable housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 5.8 million people by 2030 and 6.5 million by 2040. Job growth year over year in Arizona as of September 30, 2023 was 2.2%, and the state continues to be ranked in the top half nationally for job growth.

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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. As of September 30, 2023, active service connections increased 4,902, or 8.7%, to 61,036 compared to 56,134 active service connections as of September 30, 2022, primarily due to the acquisition of Farmers Water Co. (“Farmers”) and organic growth in our service areas. Approximately 88.3% of the 61,036 active service connections are serviced by our Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”) utilities as of September 30, 2023.
The graph below presents the historical change in active and total connections for our ongoing operations over the past five years.

Total Active Connections
65,000
60,000
55,000
50,000
45,000
40,000
61,036
Sep-18
Dec-18
Sep-19
Dec-19
Sep-20
Dec-20
Sep-21
Dec-21
Sep-22
Dec-22
Sep-23

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

Additionally, our water and wastewater utility operations are subject to extensive regulation by U.S. federal, state, and local regulatory agencies that enforce environmental, health, and safety requirements, which affect all of our regulated subsidiaries. Environmental, health and safety, and water quality regulations are complex and change frequently, and they have tended to become more stringent over time. Although it is difficult to project the ultimate costs of complying with pending or future requirements, we do not expect requirements under current regulations to have a material impact on our operations or financial condition, although it is possible new methods of treating drinking water may be required if additional regulations become effective in the future. For example, on March 14, 2023, the U.S. Environmental Protection Agency (“EPA”) announced the proposed National Primary Drinking Water Regulation (“NPDWR”) for the treatment of six per- and polyfluoroalkyl substances or compounds (“PFAS”). The NPDWR proposed maximum contaminant levels (“MCLs”) in drinking water. If finalized as proposed, the regulation will require public water systems to monitor for these compounds. It will also require public water systems to notify customers and treat drinking water to reduce the compounds, if the MCL is exceeded. The proposed NPDWR was issued for public comment and the EPA expects to finalize the regulation by early 2024. Once the rule is finalized, water systems will be required to comply with the rule after a specified implementation period, anticipated to be three years from the rule-adoption date. The Company is currently reviewing the proposed regulation as compared to our current treatment standards and expects that the regulation, once finalized, will result in changes to or addition of certain treatment processes that will require increased capital expenditures and water treatment and other operating costs. As other newer or stricter standards are introduced in the future, they could also increase our operating expenses. We would generally expect to recover expenses associated with compliance for environmental and health and safety standards through rate increases, but this recovery may be affected by regulatory lag. Capital expenditures and operating costs required as a result of water quality standards have been traditionally recognized by the ACC as appropriate for inclusion in establishing rates.
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
Access to and Quality of Water Supply
In many areas of Arizona (including certain areas that we service), water supplies are limited and, in some cases, current usage rates exceed sustainable levels for certain water resources. We currently rely predominantly (and are likely to continue to rely) on the pumping of groundwater and the generation and delivery of recycled water for non-potable uses to meet future demands in our service areas. At present, groundwater (and recycled water derived from groundwater) is the primary water supply available to us. In addition, regulatory restrictions on the use of groundwater and the development of groundwater wells, lack of available water rights, drought, overuse of local or regional sources of water, protection of threatened species or habitats, or other factors, including climate change, may limit the availability of ground or surface water. Additionally, in the majority of the Phoenix Active Management Area, the Arizona Department of Water Resources (“ADWR”) has paused the issuance of new certificates of assured water supply based on groundwater and paused modifications of any designations of assured water supply for the increase in groundwater. Approximately 1.76% of the Company’s water connections are located within the Phoenix Active Management Area. We believe that we have an adequate supply of water to service our current demand and growth for the foreseeable future in our service areas. For additional information and risks associated with the access to and quality of water supply, see “Risk Factors,” included in Part I, Item 1A of the 2022 Form 10-K.
Rate Case Activity
On July 3, 2023, Global Water-Palo Verde Utilities Company, Inc. (“Palo Verde”) and Global Water-Santa Cruz Water Company, Inc. (“Santa Cruz”) filed an application with the ACC for approval of an accounting order to defer and record as a regulatory asset the depreciation expense recorded for the Company’s Southwest Plant, plus the carrying cost at the authorized rate of return set in Palo Verde’s and Santa Cruz’s most recent rate order, until the plant is considered for recovery in the utilities’ next rate case.

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

The ACC also approved: (i) the consolidation of water and/or wastewater rates to create economies of scale that are beneficial to all customers when rates are consolidated; (ii) acquisition premiums relating to the Company’s acquisitions of its Red Rock and Turner Ranches utilities, which increase the rate base for such utilities and result in an increase in the annual collective revenue requirementincluded in the table above;(iii) the Company’s ability to annually adjust rates to flow through certain changes in tax expense, primarily related to income taxes, without the necessity of a rate case proceeding; and (iv) a sustainable water surcharge, which will allow semiannual surcharges to be added to customer bills based on verified costs of new water resources.

Finally, Rate Decision No. 78644 required the Company to work with ACC staff and the Residential Utility Consumer Office to prepare a Private Letter Ruling request to the Internal Revenue Service (“IRS”) to clarify whether the failure to eliminate the deferred taxes attributable to assets condemned in a transaction governed by Section 1033 of the Internal Revenue Code (“IRC”) would violate the normalization provisions of Section 168(i)(9) of the IRC. The IRS accepted the request and issued its Private Letter Ruling, dated September 22, 2023. The Private Letter Ruling determined that the deferred taxes attributable to assets condemned in a transaction governed by Section 1033 of the IRC must be eliminated and failure to do so would violate the normalization provisions of Section 168(i)(9) of the IRC. As required by Rate Decision No. 78644, the Private Letter Ruling has been provided to the ACC. Within 90 days after receiving the ruling, ACC Staff is required to prepare, for ACC consideration, a memorandum and proposed order regarding guidance issued within the Private Letter Ruling. The Private Letter Ruling was consistent with the adjustments used to determine the revenue requirements in Rate Decision No. 78644. Accordingly, the Company has requested that no further action be taken by the ACC. However, there can be no assurance provided until the ACC process is complete. Refer to Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Form 10-K for the period ended December 31, 2022.
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

Comparison of Results of Operations for the Three Months Ended September 30, 2023 and 2022

The following table summarizes results of operations for the three months ended September 30, 2023 and 2022 (in thousands, except for share amounts):

	For the Three Months Ended September 30,
	2023	2022
Revenues	$14,532	$11,893
Operating expenses	10,695	9,127
Operating income	3,837	2,766
Total other expense	(315)	(468)
Income before income taxes	3,522	2,298
Income tax expense	(888)	(612)
Net income	$2,634	$1,686

Basic earnings per common share	$0.11	$0.07
Diluted earnings per common share	$0.11	$0.07
Revenues – The following table summarizes revenues for the three months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,
	2023	2022
Water services	$7,520	$5,824
Wastewater and recycled water services	6,494	6,069
Unregulated revenues	518	—
Total revenues	$14,532	$11,893

Total revenues increased $2.6 million, or 22.2%, to $14.5 million for the three months ended September 30, 2023 compared to $11.9 million for the three months ended September 30, 2022. The increase in revenue was primarily attributable to higher average temperatures for the quarter coupled with a 64% decrease in precipitation causing an escalation of consumption, as compared to the same quarter last year and the recognition of $0.5 million of ICFA related revenue. Other contributing factors include increased rates related to Rate Decision No. 78644, new connections associated with the acquisition of Farmers in February 2023, and year over year organic growth in connections of 2.6%.
Water Services – Water services revenue increased $1.7 million, or 29.1%, to $7.5 million for the three months ended September 30, 2023 compared to $5.8 million for the three months ended September 30, 2022. The increase in water services revenue was primarily related to the weather conditions discussed above prompting higher consumption, the acquisition of Farmers in February 2023 and increased rates related to Rate Decision No. 78644.

Water services revenue based on consumption increased $1.3 million, or 46.3%, to $4.1 million for the three months ended September 30, 2023 compared to $2.8 million for the three months ended September 30, 2022. The increase was primarily driven by the weather conditions discussed above resulting in a 31.2% increase in consumption as compared to the three months ended September 30, 2022, the Farmers acquisition in February 2023, and an increase in rates related to Rate Decision No. 78644.
Active water connections increased 14.1% to 33,976 as of September 30, 2023 from 29,785 as of September 30, 2022, primarily due to the acquisition of Farmers in February 2023 and organic growth in our service areas.
Water consumption increased 31.2% to 1.3 billion gallons for the three months ended September 30, 2023 from 992.4 million for the three months ended September 30, 2022. The increase in consumption was primarily attributable to the weather conditions discussed above and the additional connections resulting from the acquisition of Farmers in February 2023.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.3 million, or 13.4%, to $3.2 million for the three months ended September 30, 2023 compared to $2.9 million for the three months ended September 30, 2022. The increase was primarily due to growth in active service connections, primarily from new connections associated with the acquisition of Farmers, as well as an increase in rates due to Rate Decision No. 78644.

Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.4 million, or 7.0%, to $6.5 million for the three months ended September 30, 2023 compared to $6.1 million for the three months ended September 30, 2022. The increase in wastewater and recycled water services revenue was primarily driven by a $0.4 million increase in wastewater services revenue, which reflects a 2.7% increase in active wastewater connections from 26,349 as of September 30, 2022 to 27,060 as of September 30, 2023, combined with an increase in rates due to Rate Decision No. 78644.
Recycled water services revenue, which is based on the number of gallons delivered, increased by approximately 9.6% to $0.5 million for the three months ended September 30, 2023 compared to $0.4 million for the three months ended September 30, 2022. The increase in recycled water services revenue was primarily driven by the volume of recycled gallons delivered, which increased 10.2% to 271.7 million gallons for three months ended September 30, 2023 compared to 246.5 million gallons for the three months ended September 30, 2022. Also contributing to the increase was the rate increase resulting from Rate Decision No. 78644.

Operating Expenses – The following table summarizes operating expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,
	2023	2022
Operations and maintenance	$3,587	$2,775
General and administrative	3,923	3,923
Depreciation and amortization	3,185	2,429
Total operating expenses	$10,695	$9,127
Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax, increased $0.8 million, or 29.3%, to $3.6 million for the three months ended September 30, 2023 compared to $2.8 million for the three months ended September 30, 2022, which was primarily attributable to the Farmers acquisition, additional costs for purchased power as a direct result of increased consumption, increased personnel costs and higher property tax expenses.
Utility power and related expenses increased $0.2 million to $0.9 million for the three months ended September 30, 2023 compared to $0.7 million for the same period in 2022. The additional power costs were due to increased pump usage related to increased consumption and additional connections, from both the Farmers acquisition and organic growth.
Total personnel expenses increased $0.2 million, or 26.3%, to $1.2 million for the three months ended September 30, 2023 compared from $1.0 million for the three months ended September 30, 2022. The increase in personnel expenses was primarily related to the acquisition of Farmers in February 2023 and increased salary and wages, partially offset by lower medical benefit costs.
Property tax expense increased $0.1 million, or 38.4%, to $0.6 million for the three months ended September 30, 2023 compared to $0.5 million for the same period in 2022. Property taxes are calculated using a centrally valued property calculation, which derives property values based upon three-year historical average revenues. As revenues increase, property taxes are also expected to increase.

General and Administrative – General and administrative costs include the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs remained flat and were $3.9 million for both the three months ended September 30, 2023 and 2022.
Personnel related costs increased $0.3 million, or 14.0%, to $1.9 million for the three months ended September 30, 2023 compared to $1.6 million for the three months ended September 30, 2022. The increase was primarily related to higher salaries and wages and employee related expenses.
Deferred compensation expense decreased $0.2 million, or 68.8%, to $0.1 million for the three months ended September 30, 2023 compared to $0.3 million for the three months ended September 30, 2022. The decrease was a direct result of the change in the stock price impacting certain equity-like awards (i.e., the stock price decreased more during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022). Refer to Note 13 — “Deferred Compensation Awards” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

Board compensation decreased $0.1 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease was primarily due to the impact of the change in the stock price used in the valuation of board compensation as discussed above.
Depreciation and amortization - Depreciation and amortization expense increased $0.8 million, or 31.1%, to $3.2 million for the three months ended September 30, 2023, compared to $2.4 million for the three months ended September 30, 2022. The increase was primarily driven by additional depreciation expense recorded as a direct result of the increase in fixed assets, $0.1 million of which was attributable to the partial activation of the Southwest Plant in Maricopa, AZ. Approximately $44,000 of depreciation expense for the quarter was attributable to the Farmers acquisition.
Other Expense – Other expense decreased $0.2 million, or 32.7%, to $0.3 million for three months ended September 30, 2023 from $0.5 million for the three months ended September 30, 2022, which was primarily attributable to the increase in the equity portion of the allowance for funds used during construction (“AFUDC”) and increased Buckeye growth premiums.
Income Tax Expense – Income tax expense of $0.9 million was recorded for the three months ended September 30, 2023 compared to income tax expense of $0.6 million for the three months ended September 30, 2022. The primary driver for the change was due to the increase in pre-tax income for three months ended September 30, 2023.
Net Income – Net income totaled $2.6 million for the three months ended September 30, 2023 compared to net income of $1.7 million for the three months ended September 30, 2022. The $0.9 million increase was primarily attributable to increased operating revenue as a result of escalated consumption and increased rates related to Rate Decision No. 78644, increased revenue resulting from the Farmers acquisition in February 2023, and the recognition of $0.5 million of ICFA related revenue, partially offset by an increase in operations and maintenance expenses of approximately $0.8 million, higher depreciation expenses of $0.8 million, and increased tax expense of $0.3 million.
Comparison of Results of Operations for the Nine Months Ended September 30, 2023 and 2022

The following table summarizes results of operations for the nine months ended September 30, 2023 and 2022 (in thousands, except for share amounts):

	For the Nine Months Ended September 30,
	2023	2022
Revenues	$40,660	$33,629
Operating expenses	30,036	27,038
Operating income	10,624	6,591
Total other expense	(1,301)	(1,104)
Income before income taxes	9,323	5,487
Income tax expense	(2,484)	(805)
Net income	$6,839	$4,682

Basic earnings per common share	$0.28	$0.20
Diluted earnings per common share	$0.28	$0.20
Revenues – The following table summarizes revenues for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Water services	$18,916	$15,854
Wastewater and recycled water services	18,958	17,770
Unregulated revenues	2,786	5
Total revenues	$40,660	$33,629

Total revenues increased $7.1 million, or 20.9%, to $40.7 million for the nine months ended September 30, 2023 compared to $33.6 million for the nine months ended September 30, 2022. The increase in revenue was primarily attributable to elevated consumption related to higher average temperatures and lower average precipitation, ICFA revenue earned during the 2023 period that did not occur in the prior year period, increased rates related to Rate Decision No. 78644, new connections associated with the acquisition of Farmers in February 2023, and organic connection growth.

Water Services – Water services revenue increased $3.0 million, or 19.3%, to $18.9 million for the nine months ended September 30, 2023 compared to $15.9 million for the nine months ended September 30, 2022. The increase in water services revenue was primarily related to increased consumption, the acquisition of Farmers and an increase in rates related to Rate Decision No. 78644.

Water services revenue based on consumption increased $1.7 million, or 23.6%, to $8.9 million for the nine months ended September 30, 2023 compared to $7.2 million for the nine months ended September 30, 2022. The increase was primarily driven by a 13.5% increase in consumption, the Farmers acquisition in February 2023 and increase in rates related to Rate Decision No. 78644.
Active water connections increased 13.8% to 33,976 as of September 30, 2023 from 29,785 as of September 30, 2022, primarily due to the Farmers acquisition in February 2023 and organic growth in our service areas.
Water consumption increased 13.5% to 3.1 billion gallons for the nine months ended September 30, 2023 compared to 2.7 billion for the nine months ended September 30, 2022. The increase was primarily related to the considerable increase in consumption during the third quarter which we believe can be attributed to the higher temperatures and lower precipitation as compared to the same period in 2022.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $1.4 million, or 16.4%, to $9.6 million for the nine months ended September 30, 2023 compared to $8.2 million for the nine months ended September 30, 2022. The increase was primarily due to the increase in active service connections primarily from new connections associated with the acquisition of Farmers, as well as an increase in rates due to Rate Decision No. 78644.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $1.2 million, or 6.7%, to $19.0 million for the nine months ended September 30, 2023 compared to $17.8 million for the nine months ended September 30, 2022. The increase in wastewater and recycled water services revenue was primarily driven by a $1.2 million increase in wastewater services revenue resulting from the 2.7% increase in active wastewater connections from 26,349 as of September 30, 2022 to 27,060 as of September 30, 2023, combined with an increase in rates due to Rate Decision No. 78644.
Recycled water services revenue, which is based on the number of gallons delivered, increased by approximately 4.4% to $1.1 million for the nine months ended September 30, 2023 from $1.0 million for the nine months ended September 30, 2022. The volume of recycled water delivered had a modest increase of 4.6% with 629 million gallons delivered for the nine months ended September 30, 2023 compared to 602 million gallons delivered for the nine months ended September 30, 2022.
Operating Expenses – The following table summarizes operating expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Operations and maintenance	$9,557	$8,260
General and administrative	11,934	11,579
Depreciation and amortization	8,545	7,199
Total operating expenses	$30,036	$27,038
Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax, increased approximately $1.3 million, or 15.7%, to $9.6 million for the nine months ended September 30, 2023 compared to $8.3 million for the nine months ended September 30, 2022.
Total personnel expenses increased approximately $0.7 million, or 24.2%, to $3.3 million for the nine months ended September 30, 2023 compared to $2.6 million for the nine months ended September 30, 2022. The increase was primarily attributable to the Farmers acquisition in February 2023, a cost of living adjustment, and an increase in personnel.

Utility power and related expenses increased $0.4 million to $2.1 million for the nine months ended September 30, 2023 compared to $1.7 million for the same period in 2022. The additional power costs were due to increased pump usage related to increased consumption and additional connections, from both the Farmers acquisition and organic growth.
Contract services increased $0.1 million to $1.2 million for the nine months ended September 30, 2023 from $1.1 million for the nine months ended September 30, 2022. The increase was primarily due to increased costs for billing software related to the additional connections period over period and cloud storage services.
General and Administrative – General and administrative costs include the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $0.3 million, or 3.1%, to $11.9 million for the nine months ended September 30, 2023 compared to $11.6 million for the nine months ended September 30, 2022.
Deferred compensation expense decreased $0.1 million, or 12.2%, to $0.8 million for the nine months ended September 30, 2023 compared to $0.9 million for the nine months ended September 30, 2022. The decrease was a direct result of the change in the stock price impacting certain valuations during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Refer to Note 13 — “Deferred Compensation Awards” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.
Other notable increases were related to personnel expenses, information technology expenses, rent, and contract services. Other expenses decreased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, such as professional fees expense and regulatory expenses, which were directly related to the rate case activity and acquisition related matters during 2022.
Depreciation and amortization - Depreciation and amortization expense increased $1.3 million, or 18.7%, to $8.5 million for the nine months ended September 30, 2023, compared to $7.2 million for the nine months ended September 30, 2022. The increase was primarily driven by increased depreciation due to the increase in fixed assets. Approximately $136,000 of the depreciation for the nine months ended September 30, 2023 was attributable to the Farmers acquisition.
Other Expense – Other expense totaled $1.3 million for the nine months ended September 30, 2023 compared to $1.1 million for the nine months ended September 30, 2022. The increase of $0.2 million in other expense was related to the $0.6 million decrease in income associated with Buckeye growth premiums as a result of fewer new meter connections in the area and an increase in interest expense of $0.4 million, partially offset by an increase in the equity portion of AFUDC of $0.8 million for the nine months ended September 30, 2023.
Income Tax Expense – Income tax expense of $2.5 million was recorded for the nine months ended September 30, 2023 compared to $0.8 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the Company recorded a tax benefit of approximately $0.7 million from the reversal of the regulatory liability related to Rate Decision No. 78622. Also contributing to the increase in income tax expense was higher pre-tax income for the nine months ended September 30, 2023.
Net Income – Net income totaled $6.8 million for the nine months ended September 30, 2023 compared to net income of $4.7 million for the nine months ended September 30, 2022. The $2.1 million increase was primarily attributable to the recognition of $2.8 million of ICFA related revenue, increased operating revenue as a result of both escalated consumption and increased rates related to Rate Decision No. 78644, and increased revenue resulting from the Farmers acquisition in February 2023, partially offset by an increase in operating expenses of approximately $1.7 million, higher depreciation expenses of $1.3 million, and increased tax expense of $1.7 million.
Outstanding Share Data
As of November 8, 2023, there were 24,171,517 shares of the Company’s common stock outstanding and stock-based awards outstanding to acquire an additional 444,584 shares of the Company’s common stock.
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
As of September 30, 2023, the Company has no notable near-term cash expenditures, other than the principal payments for the Series B senior secured notes in the amount of $1.9 million due in December 2023 and June 2024. While specific facts and circumstances could change, the Company believes that there is sufficient cash on hand, the ability to draw on the $15.0 million revolving line of credit, and will be able to generate sufficient cash flows to meet the operating cash flow requirements and capital expenditure plan, as well as remain in compliance with its debt covenants, for the next twelve months and beyond.
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
For the nine months ended September 30, 2023, net cash provided by operating activities totaled approximately $22.7 million compared to $19.7 million for the nine months ended September 30, 2022. The $3.0 million increase in cash from operating activities was primarily driven by the improvement in net income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Cash from Investing Activities
The net cash used in investing activities totaled approximately $24.8 million for the nine months ended September 30, 2023 compared to $25.4 million for the nine months ended September 30, 2022. The $0.6 million increase in cash used in investing activities was primarily driven by the $6.2 million acquisition of Farmers, and a decrease in capital expenditures of $6.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
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
Cash from Financing Activities

The net cash provided by financing activities totaled $2.3 million for the nine months ended September 30, 2023, a $6.6 million change, as compared to the $8.8 million in cash used in financing activities for the nine months ended September 30, 2022. This change was primarily driven by an increase of $6.2 million in advances in aid of construction, offset by a $12.1 million decrease in proceeds from the sale of stock for the nine months ended September 30, 2023.
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
The senior secured notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest, and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The senior secured notes also contain a provision limiting the payment of dividends if the Company falls below a ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of September 30, 2023, the Company was in compliance with its financial debt covenants.
Note Purchase Agreement
On October 26, 2023, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Jackson National Life Insurance Company pursuant to which the Company will, subject to customer closing conditions, issue an aggregate principal amount of $20,000,000 of 6.91% Senior Secured Notes due on January 3, 2034 (the “Notes”). The Company plans to use the proceeds from the Notes offering to refinance existing indebtedness, to support capital investments associated with growth and for general corporate purposes.
Debt issuance costs as of September 30, 2023 and December 31, 2022 were $0.4 million and $0.5 million, respectively.
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
On October 26, 2023, the Company and Northern Trust entered into a fourth amendment to the Northern Trust Loan Agreement, which, among other things, further amended the terms and conditions set forth in the Loan Agreement to make certain conforming changes to reflect the issuance of the Notes and related matters.
Similar to the senior secured notes, the Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. Additionally, the Northern Trust Loan Agreement contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants are subject to various qualifications and limitations as set forth in the Northern Trust Loan Agreement. Pursuant to the

Northern Trust Loan Agreement, the revolving credit facility is subject to certain customary events of default after which the revolving credit facility could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. Refer to Note 11 — “Debt” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information. As of September 30, 2023, the Company was in compliance with its financial debt covenants.
As of September 30, 2023, the Company had outstanding borrowings of approximately $15,000 under the revolving line of credit with Northern Trust. The Company did not incur debt issuance costs relating to the Northern Trust Loan Agreement for the three and nine months ended September 30, 2023 and 2022.
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
Contractual Obligations
The Company entered into the Note Purchase Agreement and the fourth amendment to the Northern Trust Loan Agreement on October 26, 2023. Refer to additional details under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” above.
There have been no additional material changes in our reported contractual obligations from those disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” in the 2022 10-K.
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
Off Balance Sheet Arrangements
As of September 30, 2023 and 2022, the Company did not have any off-balance sheet arrangements.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no material change in the Company’s internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended September 30, 2023, other than as reported in our Current Reports on Form 8-K filed with the SEC.
b) Use of Proceeds
None.
c) Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock the Company made during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2023	—	$—	—	$—
August 1 to August 31, 2023	820	11.78	—	—
September 1 to September 30, 2023	—	—	—	—
Total	820		—	$—

(1) Represents shares withheld from employees to satisfy certain tax obligations due in connection with the vesting of restricted stock awards granted under the Global Water Resources, Inc. 2020 Omnibus Incentive Plan. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 4, 2016.

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed May 4, 2016.

10.1	Note Purchase Agreement, dated October 26, 2023, by and between Global Water Resources, Inc. and Jackson National Life Insurance Company	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 1, 2023.

10.2	Fourth Modification Agreement, dated October 26, 2023, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed November 1, 2023.

10.3
Amendment No. 2 to Security Agreements, dated October 26, 2023, between and among Global Water Resources, Inc., Global Water, LLC, West Maricopa Combine, LLC, Global Water Holdings, Inc., and U.S. Bank Trust Company, National Association, in its capacity as collateral agent
Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed November 1, 2023.

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

Global Water Resources, Inc.

Date:	November 8, 2023	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)