Form 10-K
period 2023-12-31
Global Water Resources, Inc.
filed 2024-03-07
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was $142.0 million based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Market. As of March 6, 2024, the registrant had 24,175,241 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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

These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, growth, and opportunities; future financial performance; regulatory and Arizona Corporation Commission (“ACC”) proceedings, decisions and approvals, such as the anticipated benefits resulting from Rate Decision No. 78644, including our expected collective revenue increase due to new water and wastewater rates and benefits from consolidation of rates, as well as our beliefs and expectations pertaining to ACC actions relating to our Southwest Plant; acquisition plans and our ability to complete additional acquisitions; population and growth projections; technologies, including expected benefits from implementing such technologies; revenues; metrics; operating expenses; trends relating to our industry, market, population growth, and housing permits; the adequacy of our water supply to service our current demand and growth for the foreseeable future; liquidity; plans and expectations for capital expenditures; cash flows and uses of cash; dividends; depreciation and amortization; tax payments; our ability to repay indebtedness and invest in initiatives; the anticipated impact and resolutions of legal matters; the anticipated impact of new or proposed laws, including regulatory requirements, tax changes, and judicial decisions; and the anticipated impact of accounting changes and other pronouncements.

Forward-looking statements should not be read as a guarantee of future performance or results. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward looking statement. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including risks related to legal, regulatory, and legislative matters; risks related to our business and operations; risks related to market and financial matters; risks related to technology; risks related to the ownership of our common stock; and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:
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
•future acquisitions may not achieve sufficient profitability relative to expenses and investment;
•pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, could adversely affect our business operations, cash flows, and financial position to an extent that is difficult to predict;
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
Serving more than 82,000 people in approximately 32,000 homes within the Company’s 408 square miles of certificated service areas as of December 31, 2023, the Company provides water and wastewater utility services under the regulatory authority of the ACC. Approximately 89.3% of the active service connections are customers of the Company’s the Company’s Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”) utilities, which are located within a single service area.
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
•Significant Constraints on the Availability of Fresh Water. In Arizona, the Arizona Department of Water Resources (“ADWR”) estimates that annual water usage is 7 million acre-feet per year, as of 2017. Arizona has the right to use 2.8 million acre-feet from the Colorado River and approximately half of that can be delivered through the Central Arizona Project, a 336-mile long system of aqueducts, tunnels, pumping plants, and pipelines from the Colorado River to central Arizona. The Colorado River is shared by seven U.S. States and Mexico and is presently over-allocated, which means that more surface water right allocations have been issued than the actual average annual flow, with allocations being determined based on data from a period during which flows were significantly higher than in recent years. The Central Arizona Project is the only means of transporting Colorado River water into central Arizona. Approximately 41% of the water used in Arizona comes from groundwater. Water in the western U.S. is being pumped from groundwater sources faster than it is replenished naturally, a condition known as overdraft. In areas of water scarcity, such as the arid western U.S., water recycling represents a relatively simple, inexpensive, and energy-efficient means of augmenting water supply as compared to transporting surface water, groundwater, or desalinated water from other locations. Approximately 70% of the water provided for municipal use is currently utilized for non-potable applications where recycled water could potentially be utilized.
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
•Highly Fragmented Ownership. The utility segment of the U.S. water industry is highly fragmented, with approximately 50,000 water utilities and approximately 16,000 community wastewater utilities, according to the U.S. Environmental Protection Agency (“EPA”). The majority of the approximately 50,000 water utilities are serving a population of 5,000 or less, and 85% of the water utilities serve only 10% of the population.
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
Our business model applies Total Water Management in high growth communities. Components of our Total Water Management approach include:
•Regional planning to reduce overall design and implementation costs, leveraging the benefits of replicable designs, gaining the benefits of economies of scale, and enhancing the Company’s position as a premier water and wastewater service provider in the region.
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
◦For example, the Company’s water recycling model has been fully implemented in the City of Maricopa. The Company is the water, wastewater, and recycled water provider for the City of Maricopa, which currently has a population of approximately 74,000. A community of this size produces an approximate annual average of 3.7 million gallons of wastewater per day. Because the Company requires developers to take back and utilize recycled water within their communities and invest in “purple pipe” recycled water infrastructure during the initial development of subdivisions, the Company is now able to distribute the majority of its recycled water back to the community for beneficial purposes. Approximately 66% of the recycled water goes towards common area non-potable irrigation and for use at a local farm, which allows for the recycled water to naturally recharge into the aquifer. This reduces the total amount of limited ground or surface water that would otherwise be required within the community by almost 30%. To date, the Company has reused approximately 11.7 billion gallons of recycled water in the City of Maricopa.
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
◦Automated Meter Infrastructure. The Company has implemented automated meter reading for 99% of its active customers with a substantial proportion of its remaining customers in the process of or being, or planned to be, upgraded with such functionality. Currently, all meters in our Maricopa service areas allow for automated meter infrastructure. This technology reads each meter numerous times per day (often hourly) and continuously transmits the meter readings back to a centralized data base through a communications tower and cellular transmission units. The data is then presented to the utility, and is made available to customers, through a simple user interface. Reading meters at this frequency provides many benefits to both the utility and the customer. With this data, we can better model demand usage, identify system water loss, identify leaks on the customer side of the meter, monitor for abnormal usage, and present interval, hourly, daily, weekly, or monthly usage back to the customers.

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
Our Regulated Utilities
We own and operate regulated water, wastewater, and recycled water utilities in communities principally located in metropolitan Phoenix and Tucson. Our utilities are regulated by the ACC, as described further under “—Regulation—Arizona Regulatory Agencies” below. As of December 31, 2023, our utilities collectively had 61,791 active service connections offering predictable rate-regulated cash flows. Revenues from our regulated utilities accounted for approximately 94.7% of total revenues in 2023. Our utilities currently possess the high-level regional permits that allow us to implement our business model; thus, we believe we are well-positioned for organic growth in our current service areas that are generally located in Arizona’s population growth corridors: Maricopa County, Pinal County and Pima County.
A summary description of our utilities at December 31, 2023 is set forth in the following table and described in more detail below:

Utility	Date of Acquisition (A) or Formation (F)	Service Provided	Square Miles of Service Area (1)	Active Service Connections	Average Monthly Rate Per Service Connection
PINAL COUNTY
Global Water - Santa Cruz Water Company, Inc.	2004 (A)	Water	90	27,766	$63
Global Water - Palo Verde Utilities Company, Inc.	2004 (A)	Wastewater and Recycled Water	115	27,421	77

MARICOPA COUNTY
Global Water - Hassayampa Utilities Company, Inc.	2005 (F)	Wastewater and Recycled Water	43	0	0
Global Water - Belmont Water Company, Inc.	2006 (A)	Water	111	622	142
Global Water - Turner Ranches Irrigation, Inc.	2018 (A)	Water	7	962	82

PIMA COUNTY
Global Water - Red Rock Water Company, Inc.	2018 (A)	Water	7.0	0	0
Global Water - Francesca Water Company, Inc.	2020 (A)	Water	0.4	119	61
Global Water - Mirabell Water Company, Inc.	2020 (A)	Water	0.4	61	82
Global Water - Lyn Lee Water Company, Inc.	2020 (A)	Water	1	38	44
Global Water - Tortolita Water Company, Inc.	2020 (A)	Water	0.1	23	59
Global Water - Las Quintas Serenas Water Company, Inc.	2021 (A)	Water	3.0	1,238	51
Global Water - Rincon Water Company, Inc.	2022 (A)	Water	9	79	77
Global Water - Farmers Water Company, Inc.	2023 (A)	Water	21	3,462	27

Total			408	61,791
(1) Certified areas may overlap in whole or in part for separate utilities.
Pinal County
The City of Maricopa is located in Pinal County approximately 12 miles south of Phoenix. The relative proximity to a significant urban center, coupled with relatively abundant and inexpensive land, were the key drivers of the real estate boom experienced by this community. The City of Maricopa continues to grow, as demonstrated by our addition of 12,959 active service connections, which represents 6.1% annualized growth from December 2018 to December 2023. Development in the area is still considered to be affordable with the median home value being $341,000 compared to $429,000 in the Phoenix Metro area.
We operate in this region through Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”).
We acquired Santa Cruz and Palo Verde in 2004. Santa Cruz served 27,766 active service connections as of December 31, 2023 and revenues from Santa Cruz represented approximately 39.3% and 40.0% of our total revenue for the years ended December 31, 2023 and 2022, respectively. In January 2022, Santa Cruz acquired Twin Hawks Utility, Inc., which added 18 new connections to Santa Cruz, at the time of acquisition. Palo Verde served 27,421 active service connections as of December 31, 2023 and revenues from Palo Verde represented approximately 47.9% and 51.8% of our total revenue for the years ended December 31, 2023 and 2022, respectively.
The Santa Cruz and Palo Verde service areas include approximately 205 square miles, which we believe provide further opportunities for growth. Most of the Santa Cruz and Palo Verde infrastructure is less than twenty years old. Santa Cruz and Palo Verde provide water, wastewater, and recycled water services, respectively, under an innovative public-private partnership memorandum of understanding with the City of Maricopa in Pinal County for approximately 278 square miles of its planning area. We signed a similar memorandum of understanding with the City of Casa Grande to partner in providing water, wastewater, and recycled water services to an approximate 100 square miles of its western region for anticipated growth.

Rate proceedings were completed in 2022 for both Santa Cruz and Palo Verde , which resulted, among other things, in consolidation of the following utilities into Santa Cruz:
•Global Water - Red Rock Utilities Company, Inc. (water services only)
•Global Water - Picacho Cove Water Company, Inc. (water services only)
In addition, the following utilities were consolidated into Palo Verde:
•Global Water - Red Rock Utilities Company, Inc. (wastewater and recycled water services only)
•Global Water - Picacho Cove Utilities Company, Inc. (wastewater services only)
Prior to the consolidation in 2022, Global Water - Red Rock Utilities Company, Inc. provided water and wastewater utility services in Pinal County and had a service area for water utility service in Pima County. Only service areas located in Pinal County were consolidated into Santa Cruz and Palo Verde. Refer to the Pima County section for information on Global Water - Red Rock Water Company, Inc. which holds the Pima County water utility service area.
For additional information related to the rate case, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Rate Case Activity”, included in Part II, Item 7 of this report and Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.
Maricopa County
We operate in this region through Global Water - Belmont Water Company, Inc., Global Water - Hassayampa Utilities Company, Inc. (“Hassayampa”), and Global Water - Turner Ranches Irrigation, Inc. (“Turner”).
As a result of the rate proceedings completed in 2022, which resulted, among other things, in consolidation of the following utilities into Global Water - Greater Tonopah Water Company, Inc.:
•Global Water - Northern Scottsdale Water Company, Inc. (“Northern Scottsdale”)
•Global Water - Eagletail Water Company, Inc. (“Eagletail”)
Global Water - Greater Tonopah Water Company, Inc. was then renamed Global Water - Belmont Water Company, Inc. (“Belmont”).
The rate proceedings also resulted in the consolidation of Global Water - Balterra Utilities Company, Inc. into Hassayampa.
Belmont served 622 active service connections as of December 31, 2023. The service areas include approximately 111 square miles and provides water services to Maricopa County west of the Hassayampa River and to two small subdivisions in northern Scottsdale. Within the Belmont service area, we have entered into agreements with developers to serve approximately 100,000 home sites plus commercial, schools, parks, and industrial developments at full build-out. The Belmont development is a mixed use, master planned community.
We formed Hassayampa in 2005. Hassayampa is a wastewater utility and has a Certificate of Convenience & Necessity (“CC&N”) for approximately 43 square miles in an area in western Maricopa County known as Tonopah. Hassayampa currently has no active service connections; however, its service area lies directly in the expected path of future growth in the far west valley of metropolitan Phoenix, which we believe should provide opportunities for growth once development commences in this area.
We acquired Turner in May 2018. Turner is a non-potable irrigation water utility located in Maricopa County, Arizona, with approximately seven square miles of service area. Turner served 962 residential irrigation customers as of December 31, 2023.

We formerly operated additional utilities in Maricopa County through Valencia Water Company, Inc. (“Valencia”) and Water Utility of Greater Buckeye (“Greater Buckeye”). Valencia was consolidated with Greater Buckeye in 2008, and on July 14, 2015, we closed the stipulated condemnation to transfer the operations and assets of Valencia to the City of

Buckeye.  See Note 1 — “Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions — Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.
For additional information related to the rate case, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Case Activity”, included in Part II, Item 7 of this report and Note 2 — “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.
Pima County
We operate in this region through Global Water - Mirabell Water Company, Inc. (“Mirabell”), Global Water - Francesca Water Company, Inc. (“Francesca”), Global Water - Tortolita Water Company, Inc. (“Tortolita”), Global Water - Lyn Lee Water Company, Inc. (“Lyn Lee”), Global Water - Las Quintas Serenas Water Company, Inc. (“Las Quintas Serenas”), Global Water - Rincon Water Company, Inc. (“Rincon”), Red Rock-Pima, and Global Water - Farmers Company, Inc. (“Farmers”).
We acquired Mirabell in October 2020. Mirabell served 61 active water connections as of December 31, 2023. Mirabell has a CC&N for 0.4 square miles located in the southwest area of Tucson, Arizona.
We acquired Francesca, Tortolita and Lyn Lee in November 2020. Francesca is located in the southwest area of Tucson, Arizona whereas Tortolita and Lyn Lee are located in Marana, Arizona. As of December 31, 2023, Francesca, Tortolita, and Lyn Lee served 119, 23, and 38 active water connections, respectively.
We acquired Las Quintas Serenas in November 2021. Las Quintas Serenas served 1,238 active water connections with approximately 3.0 square miles of service area located in Sahuarita, Arizona.
In January 2022, the Company acquired the assets of Rincon Water Company, Inc., a water utility serving the vicinity of Vail, Arizona. As of December 31, 2023, Rincon served 79 active water connections with approximately 9.0 square miles of service area.
Global Water - Red Rock Water Company, Inc. (“Red Rock”) was acquired by the Company in 2018 and holds service areas located in Pima County . At this time, Red Rock has no active service connections.
In February 2023, the Company completed the acquisition of Farmers Water Co., an operator of a water utility with service area in Sahuarita, Arizona and in unincorporated Pima County, Arizona. As of December 31, 2023, Farmers served 3,462 active water connections with approximately 21.0 square miles of service area.
Regulation
Our water and wastewater utility operations are subject to extensive regulation by U.S. federal, state, and local regulatory agencies that enforce environmental, health, and safety requirements, which affect all of our regulated subsidiaries. These requirements include the Safe Drinking Water Act, the Clean Water Act, and the regulations issued under these laws by the EPA. We are also subject to state environmental laws and regulations, such as Arizona’s Aquifer Protection Program and other environmental laws and regulations enforced by the Arizona Department of Environmental Quality (“ADEQ”), and extensive regulation by the ACC, which regulates public utilities. The ACC also has broad administrative power and authority to set rates and charges, determine service areas and conditions of service, and authorize the issuance of securities as well as authority to establish uniform systems of accounts and approve the terms of contracts with both affiliates and customers.
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

We maintain a comprehensive environmental program which addresses, among other things, responsible business practices and compliance with environmental laws and regulations, including the use and conservation of natural resources. Water samples across our water system are analyzed on a regular basis in material compliance with regulatory requirements. Water quality tests are conducted at subcontracted laboratory facilities in addition to providing continuous online instrumentation for monitoring parameters, such as turbidity and disinfectant residuals, and allowing for adjustments to chemical treatment based on changes in incoming water quality. For 2023, we achieved a compliance rate of 99.9% for meeting state and federal drinking water standards and 99.9% for compliance with wastewater requirements, for an overall compliance rating of 99.9%. Compliance with governmental regulations is of utmost importance to us, and considerable time and resources are spent ensuring compliance with all applicable federal, state, and local laws and regulations.
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
Contaminants of emerging concern (“CECs”) are chemicals and other substances that have no regulatory standard, but have been discovered in water or in the environment where they had not previously been detected, or were only present at insignificant levels. We believe CECs may form the basis for additional regulatory initiatives and requirements in the future. We rely on governmental agencies to establish regulatory standards regarding CECs and we meet or exceed these standards, when established.
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

Arizona Regulatory Agencies
The ACC is the regulatory authority in Arizona with jurisdiction over privately-held water and wastewater utilities. The ACC has exclusive constitutional authority related to ratemaking and extensive constitutional authority to mandate accounting treatments, authorize long-term financing programs, evaluate significant capital expenditures and plant additions, examine and regulate transactions between a regulated subsidiary and its affiliated entities, and approve or disapprove some reorganizations, mergers, and acquisitions prior to their completion. Additionally, the ACC has statutory authority to oversee service quality and consumer complaints, and approve or disapprove expansion of service areas. The ACC is comprised of five elected members, each serving a four year term.
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
A developer may make an independent showing of an assured water supply resulting in a Certificate of Assured Water Supply (“CAWS”) for a subdivision or may obtain a written commitment for service from a designated water provider, such as a privately owned water company or a municipal water supplier. Under the latter approach, the water provider must demonstrate satisfaction of assured water supply requirements for the developments within its service areas resulting in a Designation of Assured Water Supply (“DAWS”) for the provider.
At present, we have obtained a DAWS in the Maricopa/Casa Grande service territory (Santa Cruz) for approximately 22,900 acre-feet of water use. A DAWS is subject to periodic review and renewal by the ADWR and can be increased as demand grows within the service territory, subject to the physical availability of existing water supplies and any additional supplies acquired for use within the DAWS.

Over time, we anticipate Santa Cruz will apply to increase the DAWS as sufficient increased demand is established in the area. Under our highly efficient Total Water Management model, we have achieved much lower per-unit potable water use rates than would be expected for average developments. In 2023, we used approximately 8,750 acre-feet of the annually available 22,914 acre-feet already permitted in the DAWS.
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
Human Capital Resources
Our employees’ significant contributions through innovation and standardization are essential to our realized and continued success. We offer comprehensive compensation and benefits package to attract and retain top talent. In addition to competitive base wages, additional benefits include annual bonus opportunities, employee stock options, Company matched 401(k) plan, healthcare and insurance benefits, flexible spending accounts and paid time off.

As of December 31, 2023, we employed 106 full-time individuals and 3 part-time employees. This represents an increase of nine employees, or 9% from December 31, 2022 due primarily to the hiring of additional employees throughout the organization as the company continues to grow and the acquisition of Farmers in February 2023. Currently, none of our employees participate in collective bargaining agreements, and we consider our employee relations to be good.
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
Available Information
We maintain an Internet website at www.gwresources.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and proxy statements are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or furnished to, the SEC. To access these reports, go to our website at www.gwresources.com. The foregoing information regarding our website is provided for convenience and the content of our website is not deemed to be incorporated by reference in this report filed with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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
Legal, Regulatory, and Legislative Factors
Proposals to change policy in Arizona made through legislative, regulatory, or ballot initiatives may impact our growth, business plans and financial condition.
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
•changing environmental requirements and the imposition of additional requirements and costs on our operations;
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
Prior to 2014, we extended water and wastewater infrastructure financing to developers and builders through ICFA contracts. Our investment can be considerable, as we phase-in the construction of facilities in accordance with a regional master plan, as opposed to a single development. Developers and builders pay us agreed-upon fees upon the occurrence of specified development events for their development projects. The ACC requires us to record a portion of the funds we receive under ICFAs as contributions in aid of construction (“CIAC”), which are funds or property provided to a utility under the terms of a collection main extension agreement and/or service connection tariff, the value of which are not refundable. Amounts received as CIAC reduce our rate base once expended on utility plants.
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
We are subject to regulation by the ACC and our financial condition depends upon our ability to recover costs in a timely manner from customers through regulated rates.

We are subject to comprehensive regulation by several federal, state and local regulatory agencies that significantly influence our business, liquidity, and results of operations. In particular, the ACC is the regulatory authority with jurisdiction over privately-held water and wastewater utilities and our ability to fully recover costs from utility customers in a timely manner. The ACC has exclusive constitutional authority related to ratemaking and extensive constitutional authority to mandate accounting treatments, authorize long-term financing programs, evaluate significant capital expenditures and plant additions, examine and regulate transactions between a regulated subsidiary and its affiliated entities, and approve or disapprove some reorganizations, mergers, and acquisitions prior to their completion. Additionally, the ACC has statutory authority to oversee service quality and consumer complaints, and approve or disapprove expansion of service areas. The ACC is comprised of five elected members, each serving four year terms. Our profitability is affected by the rates we may charge and the timeliness of recovering costs incurred through our rates. Accordingly, our financial condition and results of operations are dependent upon the satisfactory resolution of any rate proceedings and ancillary matters which may come before the ACC. In addition, the ACC may reopen prior decisions and modify otherwise final orders under certain circumstances. Decisions made by the ACC could have a material adverse impact on our financial condition, results of operations and cash flows.
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
Our effective income tax rate could be adversely affected by various factors, many of which are outside of our control, including:
•changes in tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions, including but not limited to U.S. federal and state regulations or interpretations resulting from the 2017 Tax Cuts and Jobs Act (the “TCJA”);
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
Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service (“IRS”) and other taxing authorities.
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
In Arizona, the ACC is the regulatory authority that oversees the formation, expansion, and ongoing operations of water and wastewater utilities. The ACC has authority, among other things, to determine service areas for utility providers. In order for our owned utilities to provide water or wastewater service, they must obtain a CC&N for a service area before they can service that area. In addition, our owned utilities and/or the developments that we serve must demonstrate to the ADWR that there exists a 100-year water supply and obtain either a CAWS, which is a certificate issued by the ADWR evidencing sufficient groundwater, surface water, or effluent of adequate quality will be continuously available to satisfy the water needs of the proposed use for at least one hundred years and which applies to a specific subdivision, or a DAWS, which applies to the utility’s entire service area. The designation area is generally coterminous with the CC&N and can grow into adjacent areas as needed. Further, our wastewater facilities require ADEQ and/or EPA permits that regulate, among other things, the level of discharges from our facilities, the size of our facilities, and the location of our facilities. Any inability to obtain the necessary regulatory approvals, assured water supplies, or environmental permits would limit our ability to expand our water or wastewater service areas.
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
Our operations of regulated utilities are currently located exclusively in the state of Arizona, and more specifically approximately 85.6% of our active service connections are within a single municipality, which increases the impact of local conditions on our results of operations.

The customers of our regulated utilities are currently located exclusively in the state of Arizona and 85.6% of our active service connections are located in the City of Maricopa, Arizona. As a result, we cannot diversify or mitigate the risks presented by local regulatory, economic, political, demographic, and weather conditions in this area. An adverse change in any of these conditions would therefore affect our profitability, results of operations, liquidity, and cash flows more significantly than if our utilities operated more broadly in other geographic areas.
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
In addition, we require bulk supplies of chemicals for water and wastewater treatment, and if we were to suffer an interruption of supply that we cannot replace quickly, we might not be able to perform these functions adequately. Supply chain constraints may result in increased costs of supplies, products and materials that are critical to or used in the Company’s business operations. Also, some chemicals are available from a single source or a limited number of sources. There is no assurance that these suppliers will continue to produce the chemicals in the quantities and quality and at the times they are needed. Moreover, the replacement of any of these suppliers could lead to significant delays and increase in our costs.
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
These issues could have a material adverse effect on our business and our ability to finance our operations. The businesses and other assets we acquire in the future may not achieve sufficient revenue or profitability to justify our investment, and any difficulties we may encounter in the integration process could interfere with our operations, reduce operating margins, and divert management’s attention. Acquisitions could also result in dilutive issuance of our equity securities, incurrence of debt and contingent liabilities, and fluctuations in quarterly results and expenses.
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
Other global incidents, such as a pandemic, could have a similar effect of disrupting our business to the extent they reach and impact the service areas in which we operate, the availability of supplies we need, the customers we serve, or the employees who operate our businesses. See “—Business and Operational Factors — Pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, could adversely affect our business operations, cash flows, and financial position to an extent that is difficult to predict.” for additional information.
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
Pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, could adversely affect our business operations, cash flows, and financial position to an extent that is difficult to predict.

The occurrence of pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, could adversely affect our business operations, cash flows, and financial position. These impacts may include, among others, disruptions to our operations and business activities, including any closures of offices or facilities, and to those of governmental agencies regulating our business, suppliers, customers, and other business partners; reduce demand for our water and wastewater services from our commercial customers, particularly if businesses are shutdown; greater difficulty in collecting customer receivables; a slowdown or disruption in the supply chain for the supplies used in our operations, including chemicals used to treat water and wastewater, in addition to higher costs; and limitations on employee resources, productivity, and availability, including due to sickness, government restrictions, labor supply shortages, and the desire of employees to avoid contact with large groups of people. There would be many variables and uncertainties associated with any future pandemics, epidemics or disease outbreaks, including, but not limited to, the duration and severity of the outbreak; the extent of travel restrictions, business closures and other measures imposed by governmental authorities; availability of vaccines; and other factors that may be currently unknown or considered immaterial, to fully assess the potential impact on our business operations, cash flows, and financial position.

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
As of December 31, 2023, we had total indebtedness of $108.0 million. In addition, we may incur substantial additional indebtedness in the future. Our indebtedness could have important consequences, including:
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
The growth of our customer base depends almost entirely on the success of developers in developing residential and commercial properties within our CC&N areas. A CC&N is a permit issued by the ACC allowing a public service corporation to serve a specified area, and preventing other public service corporations from offering the same services within the specified area, which we refer to as “service areas.” Moreover, real estate development is a cyclical industry. For example, the growth rate of development, especially residential development, from 2006 through 2019, both nationally and in Arizona had been below historical rates.
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
Technology Factors

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
As operators of critical infrastructure, we may face a heightened risk of cyberattacks from internal or external sources. For example, a hacker accessed a Florida water treatment plant’s control system and attempted to increase the amount of lye used to treat the water to a potentially dangerous level. Unauthorized access to confidential information located or stored on these systems could negatively and materially impact our customers, employees, suppliers and other third parties. Further, third parties, including vendors, suppliers and contractors, who perform certain services for us or administer and maintain our sensitive information, could also be targets of cyberattacks and unauthorized access. While we have instituted safeguards to protect our information technology systems, those safeguards may not always be effective due to the evolving nature of cyberattacks and cyber vulnerabilities. We cannot guarantee that such protections will be completely successful in the event of a cyberattack.
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
We rely on telecommunications vendors to interlink our sites and enable centralized management of Information and Operation Technologies. Disruption of those interlinks may adversely affect our results of operations.
The centralized management of information and operation technologies rely on functions that are provided by third-party providers and are an integral part of our business. A disruption of those interlinks could significantly limit our ability to manage and operate our business efficiently, which in turn could cause our business to suffer and adversely affect our results of operations.
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
•regulatory developments, including those related to the ACC;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•the size of our public float;
•coverage by or changes in financial estimates by investment analysts or failure to meet their expectations;
•the market’s perception towards our reduced disclosure as a result of being a “smaller reporting company” as defined in the Exchange Act;
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
•changes in our dividend policy;
•adverse resolution of new or pending litigation against us; and
•changes in general market, economic, and political conditions in the U.S., and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war (including the ongoing wars between Russia and Ukraine and between Israel and Hamas), other geopolitical uncertainties, public health concerns, and responses to such events.
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
We currently intend to continue to pay a regular monthly dividend on our common stock of $0.02508 per share ($0.30096 per share annually). However, our future dividend policy is subject to our compliance with applicable law, and is dependent on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and on the terms of any preferred stock we may issue in the future, business prospects, and other factors that our board of directors may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that we will continue to pay a dividend in the future.
Our failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act as a public company could have a material adverse effect on our business and share price.
We have to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. Additionally, once we are no longer deemed a smaller reporting company that is a non-accelerated filer, our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.
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
We are a “smaller reporting company” as defined in the Exchange Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are otherwise applicable generally to public companies including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act (so long as we also remain a non-accelerated filer); (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and (iii) reduced disclosure obligations regarding financial statements.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.CYBERSECURITY

Rapidly evolving threats to the cybersecurity landscape necessitate ongoing efforts to manage the risk of unauthorized access to the Company’s information systems and devices, including those of the Company and of third-party providers. The Company is subject to laws and rules issued by multiple government agencies concerning safeguarding and maintaining the confidentiality of our security, customer, and business information. The company employs various aspects of risk assessment regularly, and to the extent possible, continuously. Further, the Company uses a defense in depth, or layered, approach to strengthen the security environment and mitigate the impact of any potential threats. Cybersecurity risks are strategically managed under the leadership of the Vice President, IT Operations and Security, who has achieved preeminent certification as a Certified Information Security Manager (CISM) and Certified Cloud Security Professional (CCSP) and has served as the most senior IT resource in many different roles.

Management regularly assesses new and emerging risks by keeping apprised of current events and actual or anticipated threats within the industry and the overall security environment, which is used along with a risk-based approach to plan and implement changes or improvements to the security environment. The Company has engaged independent experts to assess the security environment for potential vulnerabilities or weaknesses and has plans for future engagements periodically to supplement the expertise and processes established within the Company. Thorough updates are provided to the board of directors quarterly by the Vice President, Information Technology (IT) Operations and Security. The directors may ask questions or engage in further discussion related to the security environment.

Employees are one of our most valuable resources and it is essential that education, particularly related to social engineering, is persistent and relevant. The Company requires ongoing cybersecurity awareness training for all employees, including weekly simulated emails to test the knowledge and reaction of employees. The training is, customized based on actual events or anticipated emerging threats, keeping the education applicable and purposeful.

The Company utilizes various continuous monitoring methods for identification and notification of attempted unauthorized system access. Tools deployed throughout the Company track these attempts allowing for trend analysis and strategic adaptation. The Company has also established an incident response policy that thoroughly and systematically documents the Company’s response and assigns responsibility to facilitate timely, organized and appropriate action during a security event or incident, including assessment of the impact and materiality of the event or incident. Incident management is led by the

Security Incident Response Team, under the primary leadership of the Vice President, IT Operations and Security, in which the process is categorized by the detection, analysis, containment, eradication and recovery phases and is inclusive of post-incident activities.

In the regular course of our business, the Company manages a range of sensitive security, customer, and business systems information. A security breach of our information systems such as theft or the inappropriate release of certain types of information, including confidential customer, employee, financial or system operating information, could have a material adverse impact on our financial condition, results of operations or cash flows. The Company operates in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. Despite implementation of security measures, the technology systems are vulnerable to disability, failures or unauthorized access. Facilities, information technology systems and other infrastructure facilities and systems and physical assets could be targets of such unauthorized access. Failures or breaches of our systems could impact the reliability of systems and also subject the Company to financial harm. If the technology systems were to fail or be breached and if the Company is unable to recover in a timely way, fulfilling critical business functions and sensitive confidential data could be compromised, which could have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company has experienced, and expects to continue experiencing, these types of threats and attempted intrusions. The implementation of additional security measures could increase costs and have a material adverse impact on the Company’s financial results. Cyber insurance has been obtained to provide coverage for a portion of the losses and damages that may result from a security breach of information technology systems, but such insurance may not cover the total loss or damage caused by a breach. In addition, all costs of responding to and recovering from a cyber incident may not be covered by insurance. These types of events could also require significant management attention and resources, and could adversely affect the Company’s reputation with customers and the public.

As operators of critical infrastructure, the Company may face a heightened risk of cyberattacks from internal or external sources. Unauthorized access to confidential information located or stored on these systems could negatively and materially impact customers, employees, suppliers and other third parties. Further, third parties, including vendors, suppliers and contractors, who perform certain services or administer and maintain our sensitive information, could also be targets of cyberattacks and unauthorized access. While the Company has instituted safeguards to protect the information technology systems, those safeguards may not always be effective due to the evolving nature of cyberattacks and cyber vulnerabilities. The Company cannot guarantee that such protections will be completely successful in the event of a cyberattack.

If the information technology systems, or that of third parties on which the Company relies, are affected by a significant cyber breach, this could result in, among other things, a significant disruption to operations; costly investigations and remediation; misappropriation of confidential information of the Company or that of customers, employees, business partners or others; litigation and potential liability; enforcement actions and investigations by regulatory authorities; loss of customers and contracts; harm to reputation; and a loss of management time, attention and resources from regular business operations, any of which could have a negative impact on business, results of operations, and cash flows. As previously discussed, the Company is subject to laws and rules issued by multiple government and private agencies concerning safeguarding and maintaining the confidentiality of our security, customer, and business information. The increasing promulgation of rules and standards will increase our compliance costs and our exposure to the potential risk of violations of the standards.

ITEM 2.PROPERTIES
The following table lists the principal properties that we own or lease:

Nature of Property	Location	Operated By	Owned or Leased
Corporate Offices	Phoenix, Arizona	Global Water Resources, Inc.	Leased
Wastewater Utility Plant	2 Wastewater Treatment Plants - Maricopa, Arizona	Global Water - Palo Verde Utilities Company, Inc.	Owned
Global Water Center - Regional Office	Maricopa, Arizona	Global Water - Palo Verde Utilities Company, Inc.	Owned
Wastewater Utility Plant	8 Lift Stations - Maricopa, Arizona	Global Water - Palo Verde Utilities Company, Inc.	Owned
Wastewater Utility Plant	Red Rock, Arizona	Global Water - Palo Verde Utilities Company, Inc.	Owned
Water Utility Plant	16 Well Sites - Maricopa, Arizona	Global Water - Santa Cruz Water Company, Inc.	Owned
Water Utility Plant	6 Water Distribution Sites - Maricopa, Arizona	Global Water - Santa Cruz Water Company, Inc.	Owned
Water Utility Plant	Red Rock, Arizona	Global Water - Santa Cruz Water Company, Inc.	Owned
Water Utility Plant	14 sites - Maricopa County, Arizona	Global Water - Belmont Water Company, Inc.	Owned
Irrigation Utility Plant	Mesa, Arizona	Global Water - Turner Ranches Irrigation, Inc.	Owned
Water Utility Plant	Water Distribution Site - Tucson, Arizona	Global Water - Mirabell Water Company, Inc.	Owned
Water Utility Plant	Well Site - Tucson, Arizona	Global Water - Mirabell Water Company, Inc.	Owned
Water Utility Plant	2 Water Distribution Sites - Tucson, Arizona	Global Water - Francesca Water Company, Inc.	Owned
Water Utility Plant	2 Well Sites - Tucson, Arizona	Global Water - Francesca Water Company, Inc.	Owned
Water Utility Plant	Marana, Arizona	Global Water - Tortolita Water Company, Inc.	Owned
Water Utility Plant	Marana, Arizona	Global Water - Lyn Lee Water Company, Inc.	Owned
Water Utility Plant	Water Distribution Site, Sahuarita, Arizona	Global Water - Las Quintas Serenas Water Company, Inc.	Owned
Water Utility Plant	2 Well Sites, Sahuarita, Arizona	Global Water - Las Quintas Serenas Water Company, Inc.	Owned
Water Utility Plant	2 Water Distribution Sites - Vail, Arizona	Global Water - Rincon Water Company, Inc.	Owned
Water Utility Plant	4 Water Distribution Sites - Sahuarita, Arizona	Global Water - Farmers Water Company, Inc.	Owned
Water Utility Plant	3 Well Sites - Sahuarita, Arizona	Global Water - Farmers Water Company, Inc.	Owned
Water Utility Plant	3 Water Distribution Sites - Green Valley, Arizona	Global Water - Farmers Water Company, Inc.	Owned
Water Utility Plant	Well Site - Red Rock, Arizona	Global Water - Red Rock Utility Water Company	Owned
Global Water Center - Regional Office	Green Valley, Arizona	Global Water - Farmers Water Company, Inc.	Leased
We believe that our existing properties are adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, the Company may, from time to time, be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. To our knowledge, the Company is not involved in any legal proceeding which is expected to have a material effect on the Company.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the NASDAQ Global Market (“NASDAQ”) under the symbol “GWRS”. Our common stock began trading on the NASDAQ on April 28, 2016.
Shareholders
As of March 6, 2024, there were approximately 56 shareholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.
Dividends
We currently intend to continue to pay a regular monthly dividend of 0.02508 per share (0.30096 per share annually). However, our future dividend policy is subject to our compliance with applicable law, and is dependent on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and on the terms of any preferred stock we may issue in the future, business prospects, and other factors that our board of directors may deem relevant. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources” in Part II, Item 7 of this report for a discussion of provisions of our senior secured notes and our revolving credit facility that limit the payment of dividends.

Performance Graph
The following graph compares the relative performance of our common stock, the S&P 500 Index, and our Peer Group Index. This graph covers the period from December 31, 2018 through December 31, 2023. The graph assumes that $100 was invested on December 31, 2018 in the common stock of GWRS, the S&P 500 Index, and our Peer Group Index, and also assumes reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
* Peer group includes American States Water Company, American Water Works, Aqua America, Inc., Artesian Resources Corp., California Water, SJW Group, Middlesex Water Company, and York Water Co.

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Global Water Resources, Inc.	$100.00	$130.02	$142.85	$152.53	$136.34	$119.63
S&P 500 Index	$100.00	$128.88	$149.83	$180.81	$153.16	$190.27
Peer Group Index*	$100.00	$132.45	$151.09	$176.57	$190.23	$137.35
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock we made during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2022	201	$9.52	—	—
November 1 to 30, 2022	9,921	$11.35	—	—
December 1 to 31, 2022	—	$—	—	—
Total	10,122		—
Unregistered Sales of Equity Securities
None.

ITEM 6.[RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations (“MD&A”) relate to the year ended December 31, 2023 and should be read together with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this report.
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

Business Outlook

There was a trend of positive growth in new connections during 2022. For 2023, growth continued at a moderate rate during the first half of the year with the second half exhibiting increases in the rate of connection growth. According to the most recent U.S. Census estimates, the Phoenix metropolitan statistical area (“MSA”) is the 11th largest MSA in the U.S. and had an estimated population of 5.0 million, an increase of 3.5% over the 4.8 million people reported in the 2020 Census. Metropolitan Phoenix continues to grow due to its comparatively affordable housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 5.8 million people by 2030 and 6.5 million by 2040. During the twelve months ended December 31, 2023, Arizona’s employment rate increased by 2.0%, ranking the state in the top twenty nationally for job growth.

According to the W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus Panel (the “Greater Phoenix Blue Chip Panel”), the single-family housing market experienced a weakness in permits during 2022 and 2023, however, the outlook for single-family housing is improving. The Greater Phoenix Blue Chip Panel anticipates single-family permit increases in 2024 due to the combination of the improvement shown in the second half of 2023 with the expectations of modestly declining mortgage rates in 2024. During both 2022 and 2023, multi-family permits trended upwards adding stability to the market.

Phoenix is being recognized as the top market for manufacturing growth and was ranked number one out of the top 15 growth markets for largest projected job gains by global real estate firm Newmark Group.

Despite a general slowdown in housing for the Phoenix metropolitan area primarily due to inflation and increased interest rates, management believes that we are well-positioned to benefit from the growth expected in the Phoenix metropolitan area due to the availability of lots, existing infrastructure in place within our services areas, and increased activity related to multi-family developments.
Factors Affecting our Results of Operations

Our financial condition and results of operations are influenced by a variety of industry-wide factors, including but not limited to:
•population and community growth;
•economic and environmental utility regulation;
•economic environment;
•the need for infrastructure investment;
•production and treatment costs;
•weather and seasonality; and
•access to and quality of water supply.
The Company is subject to economic regulation by the state regulator, the ACC. The U.S. federal and state governments also regulate environmental, health and safety, and water quality matters. The Company continues to execute on the strategy to optimize and focus the Company in order to provide greater value to our customers and shareholders by aiming to deliver predictable financial results, making prudent capital investments, and focusing our efforts on earning an appropriate rate of return on our investments.
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. As of December 31, 2023, active service connections increased 5,521, or 9.8%, to 61,791 compared to 56,270 active service connections as of December 31, 2022, primarily due to the acquisition of Farmers Water Co. (“Farmers”) and organic growth in our service areas. Approximately 89.3% of the 61,791 active service connections are serviced by our Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”) utilities as of December 31, 2023.
The graph below presents the historical change in active connections for our ongoing operations over the past five years.

Total Active Connections
65,000
62,500
60,000
57,500
55,000
52,500
50,000
47,500
45,000
42,500
43,687
61,791
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23

Economic and Environmental Utility Regulation
We are subject to extensive regulation of our rates by the ACC, which is charged with establishing rates based on the provision of reliable service at a reasonable cost while also providing an opportunity to earn a fair rate of return on rate base for investors of utilities. The ACC uses a historical test year to evaluate whether the plant in service is used and useful, to assess whether costs were prudently incurred, and to set “just and reasonable” rates. Rate base is typically the depreciated original cost of the plant in service (net of contributions in aid of construction (“CIAC”) and advances in aid of construction (“AIAC”) which are funds or property provided to a utility under the terms of a main extension agreement, the value of which may be refundable), that has been determined to have been “prudently invested” and “used and useful”, although the reconstruction cost of the utility plant may also be considered in determining the rate base. The ACC also decides on an applicable capital structure based on actual or hypothetical analyses. The ACC determines a “rate of return” on that rate base, which includes the approved capital structure and the actual cost of debt and a fair and reasonable cost of equity based on the ACC’s judgment. The overall revenue requirement for rate making purposes is established by multiplying the rate of return by the rate base and adding reasonably incurred operating expenses for the test year, depreciation, and any applicable pro forma adjustments.
On July 3, 2023, our Palo Verde and Santa Cruz utilities filed an application with the ACC for approval of an accounting order to defer and record as a regulatory asset both the depreciation expense recorded for the Company’s Southwest Plant and the carrying cost of that plant at the authorized rate of return set in Palo Verde’s and Santa Cruz’s most recent rate order, until the plant is considered for recovery in the utilities’ next rate case. In January 2024, the Company discovered that approximately $7.8 million of construction costs for the Southwest Plant had been prematurely included as “plant in service” for rate-making purposes in 2007 and were reflected in the calculation of customer rates in Rate Decision No. 71878 (September 15, 2010). Those costs were also included as “plant in service” in Rate Decision No. 74364 (February 26, 2014) and Rate Decision No. 78644 (July 27, 2022). The Company disclosed this information to the ACC on March 1, 2024. Although to date the ACC has not taken any action, the ACC could require the Company to reduce rates going forward or take other actions that would be unfavorable to the Company. The final outcome and resolution of this matter cannot be predicted and the results, while not reasonably estimable at this time, could be material to the Company and its financial condition.
To ensure an optimal combination of access to water and water conservation balanced with a fair rate of return for investors, our water utility operating revenue is based on two components: a fixed fee and a consumption or volumetric fee. For our water utilities, the fixed fee, or “basic service charge,” provides access to water for residential usage and has generally been set at a level to produce approximately 50% of total water revenue. The volumetric fee is based on the total volume of water supplied to a given customer after the minimum number of gallons, if any, covered by the basic service charge, multiplied by a price per gallon set by a tariff approved by the ACC. A discount to the volumetric rate applies for customers that use less than an amount specified by the ACC. For all investor-owned water utilities, the ACC has, as a policy matter, required the establishment of inverted tier conservation-oriented rates, meaning that the price of water increases as consumption increases. For wastewater utilities, wastewater collection, and treatment can be based on volumetric or fixed fees. Our wastewater utility services are billed based solely on a fixed fee, determined by the size of the water meter installed. Recycled water is sold on a volumetric basis with no fixed fee component.

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

The NPDWR proposed maximum contaminant levels (“MCLs”) for PFAS in drinking water. If finalized as proposed, the regulation will require public water systems, including those owned by GWRI, to monitor drinking water for these compounds. It will also require public water systems to notify customers and treat drinking water to reduce the compounds if the MCL is exceeded. The proposed NPDWR was issued for public comment and the EPA expects to finalize the regulation by early 2024. Once the rule is finalized, water systems will be required to comply with the NPDWR after a specified implementation period, anticipated to be three years from the rule-adoption date. The Company is currently reviewing the proposed regulation with our current treatment standards and expects that the regulation, once finalized, will result in changes to or addition of certain treatment processes that will require increased capital expenditures and water treatment and other operating costs. As other newer or stricter standards are introduced in the future, they could also increase our operating expenses. We generally expect to recover expenses associated with compliance for environmental and health and safety standards through rate increases, but this recovery may be affected by regulatory lag.
Capital expenditures and operating costs required as a result of water quality standards have been traditionally recognized by the ACC as appropriate for inclusion in establishing rates or in a separate surcharge.
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
Rate Case Activity
On July 3, 2023, our Palo Verde and Santa Cruz Water utilities filed an application with the ACC for approval of an accounting order to defer and record as a regulatory asset the depreciation expense recorded for the Company’s Southwest Plant, plus the carrying cost at the authorized rate of return set in Palo Verde’s and Santa Cruz’s most recent rate order, until the plant is considered for recovery in the utilities’ next rate case. Refer to Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.
On June 27, 2023, seven of the Company’s regulated utilities each filed a rate case application with the ACC for water rates based on a 2022 test year. In addition to a rate increase, the Company requested, among other things, the consolidation of water rates for certain of its utilities, including Mirabell, Lyn Lee, Francesca, Tortolita, Rincon, Las Quintas Serenas, and Red Rock, each located in Pima County. Of the Company’s utilities, these utilities filing rate applications make up approximately 3% of the Company’s active service connections. On February 29, 2024, the Company entered into a settlement agreement with ACC Utilities Division Staff regarding the rate case application, which will be considered by an Administrative Law Judge and the ACC for approval. The agreement includes, among other things, a recommended annual revenue increase of approximately $351,000, acquisition premiums for six of the Company’s utilities, a capital structure matching the Company’s previous rate of 55% equity with a 9.6% return on equity, consolidation of the seven utilities, and an accounting deferral for Rincon. There can be no assurance that the ACC will approve the settlement agreement and the ACC could take other actions as a result of the rate case. Further, it is possible that the ACC may determine to decrease future rates. There can also be no assurance as to the timing of when an approved rate increase (if any) would go into effect.
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

Finally, Rate Decision No. 78644 required the Company to work with ACC staff and the Residential Utility Consumer Office to prepare a Private Letter Ruling request to the Internal Revenue Service (“IRS”) to clarify whether the failure to eliminate the deferred taxes attributable to assets condemned in a transaction governed by Section 1033 of the Internal Revenue Code

(“IRC”) would violate the normalization provisions of Section 168(i)(9) of the IRC. The IRS accepted the request and issued its Private Letter Ruling, dated September 22, 2023. The Private Letter Ruling determined that the deferred taxes attributable to assets condemned in a transaction governed by Section 1033 of the IRC must be eliminated and failure to do so would violate the normalization provisions of Section 168(i)(9) of the IRC. As required by Rate Decision No. 78644, the Private Letter Ruling was provided to the ACC and no further action will be taken by the ACC, as documented in Decision No. 79258.
During the fourth quarter 2023, the Company notified the ACC of its intention to file a rate case for Farmers during 2024 and for Santa Cruz and Palo Verde in 2025.
Refer to Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.
Corporate Transactions
Private Placement Offering of 6.91% Senior Secured Notes
On October 26, 2023, the Company entered into a note purchase agreement for the issuance of an aggregate principal amount of $20 million of 6.91% Senior Secured Notes due on January 3, 2034. Pursuant to the terms of the note purchase agreement, the Company issued the notes on January 3, 2024.
Refer to Note 11 - “Debts” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional details.
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
Farmers Acquisition
On February 1, 2023, the Company acquired all of the equity of Farmers, an operator of a water utility with service area in Pima County, Arizona. The acquisition added approximately 3,300 active water service connections and approximately 21.5 square miles of service area in Sahuarita, Arizona and the surrounding unincorporated area of Pima County at the time of the acquisition. Refer to Note 15 - “Acquisitions” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional details.
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

Comparison of Results of Operations for the Year Ended December 31, 2023 and 2022

The following table summarizes results of operations for the year ended December 31, 2023 and 2022 (in thousands, except for share amounts):

	For the Year Ended December 31,
	2023	2022
Revenues	$53,028	$44,728
Operating expenses	40,742	36,909
Operating income	12,286	7,819
Total other expense	(1,432)	(1,379)
Income before income taxes	10,854	6,440
Income tax expense	(2,872)	(934)
Net income	$7,982	$5,506

Basic earnings per common share	$0.33	$0.24
Diluted earnings per common share	$0.33	$0.24
Revenues – The following table summarizes revenues for the year ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
	2023	2022
Water services	$24,860	$20,885
Wastewater and recycled water services	25,382	23,843
Unregulated revenues	2,786	—
Total revenues	$53,028	$44,728

Total revenues increased $8.3 million, or 18.6%, to $53.0 million for the year ended December 31, 2023 compared to $44.7 million for the year ended December 31, 2022. The increase in revenue reflects elevated consumption during 2023 related to higher average temperatures and lower average precipitation, primarily during the peak usage months, ICFA revenue earned during 2023 that did not occur in the prior year, increased rates related to Rate Decision No. 78644, new connections associated with the acquisition of Farmers in February 2023, and organic connection growth.

Water Services – Water services revenue increased $4.0 million, or 19.0%, to $24.9 million for the year ended December 31, 2023 compared to $20.9 million for the year ended December 31, 2022. The increase in water services revenue was primarily related to the weather conditions discussed above prompting higher consumption during high usage months, the acquisition of Farmers, an increase in rates related to Rate Decision No. 78644, and organic connection growth.

Water services revenue based on consumption increased $2.2 million, or 23.4%, to $11.4 million for the year ended December 31, 2023 compared to $9.2 million for the year ended December 31, 2022. The increase was primarily driven by the weather conditions discussed above resulting in a 14.8% increase in consumption, the Farmers acquisition, an increase in rates related to Rate Decision No. 78644, and organic connection growth.

Active water connections increased 15.1% to 34,370 as of December 31, 2023 from 29,855 as of December 31, 2022, primarily due to the Farmers acquisition and organic growth in our service areas.
Water consumption increased 14.8% to 4.0 billion gallons for the year ended December 31, 2023 compared to 3.5 billion for the year ended December 31, 2022. The increase was primarily related to the considerable increase in consumption during the third quarter which we believe can be attributed to the higher temperatures and lower precipitation, primarily during high usage months, as compared to the same period in 2022.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $1.7 million, or 15.5%, to $12.8 million for the year ended December 31, 2023 compared to $11.1 million for the year ended December 31, 2022. The increase was primarily due to the increase in active service connections largely from new connections associated with the acquisition of Farmers, as well as an increase in rates due to Rate Decision No. 78644.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $1.6 million, or 6.5%, to $25.4 million for the year ended December 31, 2023 compared to $23.8 million for the year ended December 31, 2022. The increase was primarily driven by higher wastewater services revenue of $1.4 million resulting from the 3.8% increase in active wastewater connections from 26,415 as of December 31, 2022 to 27,421 as of December 31, 2023, combined with an increase in rates due to Rate Decision No. 78644.
Recycled water services revenue, which is based on the number of gallons delivered and directly impacted by wastewater volume, increased by approximately 9.9% to $1.4 million for the year ended December 31, 2023 from $1.2 million for the year ended December 31, 2022. The volume of recycled water delivered rose by 12.6% with 818 million gallons delivered for the year ended December 31, 2023 compared to 727 million gallons delivered for the year ended December 31, 2022. In addition, the volume of wastewater processed increased 6.2% to 1.4 billion gallons for the year ended December 31, 2023 from 1.3 billion gallons for the year ended December 31, 2022.
Operating Expenses – The following table summarizes operating expenses for the year ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
	2023	2022
Operations and maintenance	$12,669	$10,889
General and administrative	16,636	16,130
Depreciation and amortization	11,437	9,890
Total operating expenses	$40,742	$36,909
Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax, increased approximately $1.8 million, or 16.3%, to $12.7 million for the year ended December 31, 2023 compared to $10.9 million for the year ended December 31, 2022.
Total personnel expenses increased approximately $0.9 million, or 25.7%, to $4.4 million for the year ended December 31, 2023 compared to $3.5 million for the year ended December 31, 2022. The increase was primarily attributable to the Farmers acquisition in February 2023, increased medical costs, an increase in headcount, and a cost of living adjustment that impacted five months of 2022 as compared to all months of 2023.
Utility power and related expenses increased $0.4 million to $2.7 million for the year ended December 31, 2023 compared to $2.3 million for the same period in 2022. The additional power costs were attributable to increased pump usage related to escalated consumption and additional connections, from both the Farmers acquisition and organic growth.
Contract services increased $0.2 million to $1.6 million for the year ended December 31, 2023 from $1.4 million for the year ended December 31, 2022. The increase was primarily due to increased costs for billing software related to the additional connections period over period, cloud storage services, and billing distribution services as a result of additional customers.
Chemicals, consumables and supplies increased $0.2 million to $0.7 million for the year ended December 31, 2023 from $0.5 million for the year ended December 31, 2022. The increase is primarily attributable to higher consumption driving the need for more chemicals, consumables and supplies, increased prices as a result of inflation, and the Farmers acquisition.

General and Administrative – General and administrative costs include the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $0.5 million, or 3.1%, to $16.6 million for the year ended December 31, 2023 compared to $16.1 million for the year ended December 31, 2022.
Personnel related costs increased $1.1 million, or 17.3%, to $7.5 million for the year ended December 31, 2023 compared to $6.4 million for the year ended December 31, 2022. The increase was primarily related salary and wage increases as a result of increased personnel, higher medical expenses, and a cost of living adjustment.
Information technology expenses increased $0.2 million, or 25.0%, to $1.0 million for the year ended December 31, 2023 compared to $0.8 million for the year ended December 31, 2022. The increase was substantially due to higher costs related to service agreements and software licenses.
Board compensation expense increased $0.2 million, or 41.1%, to $0.5 million for the year ended December 31, 2023 compared to $0.3 million for the year ended December 31, 2022. The increase was primarily due to the change in our stock price during the year ended December 31, 2023 compared to the year ended December 31, 2022.
Regulatory expense decreased $0.3 million, or 76.7%, to $0.1 million for the year ended December 31, 2023 compared to $0.4 million for the year ended December 31, 2022. The decrease was primarily attributable to expenses incurred related to the substantial rate case activity in 2022 that did not occur in 2023.
Professional fees expenses decreased $0.6 million, or 21.6%, to $2.0 million for the year ended December 31, 2023 compared to $2.6 million for the year ended December 31, 2022. The decrease was primarily related to legal fees incurred for acquisition related matters during 2022 that did not occur in 2023.
Deferred compensation expense decreased $0.4 million, or 21.0%, to $1.2 million for the year ended December 31, 2023 compared to $1.6 million for the year ended December 31, 2022. The decrease resulted primarily from vesting related expenses of restricted stock awards that occurred in 2022 and not in 2023 in addition to fully exhausted option expenses in August 2023, all partially offset by the change in the stock price impacting certain valuations during the year ended December 31, 2023 as compared to the year ended December 31, 2022. Refer to Note 13 — “Deferred Compensation Awards” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.
Depreciation and amortization - Depreciation and amortization expense increased $1.5 million, or 15.6%, to $11.4 million for the year ended December 31, 2023, compared to $9.9 million for the year ended December 31, 2022. The increase was primarily driven by increased depreciation due to the increase in fixed assets, $0.4 million of which was attributable to depreciation of the Southwest Plant in Maricopa, Arizona. Approximately $0.2 million of the depreciation for the year ended December 31, 2023 was attributable to the Farmers acquisition.
Other Expense – Other expense totaled $1.4 million for both years ended December 31, 2023 and 2022. The increase of $0.1 million in other expense was related to a $0.1 million decrease in income associated with Buckeye growth premiums as a result of fewer new meter connections in the area, an increase in interest expense of $0.1 million, and a $0.1 million increase in other expense, offset by an increase in the equity portion of allowance for funds used during construction of $0.3 million for the year ended December 31, 2023.
Income Tax Expense – Income tax expense of $2.9 million was recorded for the year ended December 31, 2023 compared to $0.9 million for the year ended December 31, 2022. During the year ended December 31, 2022, the Company recorded a tax benefit of approximately $0.7 million from the reversal of the regulatory liability related to Rate Decision No. 78622. Also contributing to the increase in income tax expense was higher pre-tax income for the year ended December 31, 2023.
Net Income – Net income totaled $8.0 million for the year ended December 31, 2023 compared to net income of $5.5 million for the year ended December 31, 2022. The $2.5 million increase was primarily attributable to growth in operating revenue as a result of escalated consumption and increased rates related to Rate Decision No. 78644, the recognition of $2.8 million of ICFA related revenue, and operating revenue of $1.1 million resulting from the Farmers acquisition in February 2023, partially offset by an increase in operating expenses of approximately $1.8 million, higher depreciation expenses of $3.8 million, and increased tax expense of $1.9 million.
Outstanding Share Data
As of March 6, 2024, there were 24,175,241 shares of the Company’s common stock outstanding and stock-based awards outstanding to acquire an additional 425,884 shares of the Company’s common stock.

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
As of December 31, 2023, the Company has no notable near-term cash expenditures, other than the principal payments for its Series B senior secured notes in the amount of $1.9 million due in both June 2024 and December 2024. While specific facts and circumstances could change, the Company believes that with the cash on hand and the ability to draw on its $15.0 million revolving line of credit, it will be able to generate sufficient cash flows to meet its operating cash flow requirements and capital expenditure plan, as well as remain in compliance with its debt covenants, for the next twelve months and beyond.
In March 2014, the Company initiated a dividend program to declare and pay a monthly dividend. On November 30, 2024, the Company announced a monthly dividend increase from 0.02483 per share (0.29796 per share annually) to 0.02508 per share (0.30096 per share annually). Although the Company expects that monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of the Company’s board of directors and is subject to legal requirements and debt service ratio covenant requirements (refer to “—Senior Secured Notes” and “—Revolving Credit Line”).
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
For the year ended December 31, 2023, net cash provided by operating activities totaled approximately $25.4 million compared to $23.3 million for the year ended December 31, 2022. The $2.1 million increase in cash from operating activities was primarily driven by the improvement in net income and increased depreciation expense for the year ended December 31, 2023 compared to the year ended December 31, 2022, as well as an increase in current liabilities for 2023 as compared to the prior year. All of which was partially offset by an overall decrease in noncurrent liabilities largely attributable to the reduction of deferred revenue - ICFA resulting from revenue recognition during 2023 that did not occur during 2022.
Cash from Investing Activities
The net cash used in investing activities totaled approximately $28.6 million for the year ended December 31, 2023 compared to $34.2 million for the year ended December 31, 2022. The $5.6 million decrease in cash used in investing activities was primarily driven by a decrease in capital expenditures of $11.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, partially offset by the $6.2 million cash paid for the acquisition of Farmers (net of cash acquired) in 2023.
The Company continues to invest capital prudently in existing, core service areas where the Company is able to deploy the Total Water Management model as this includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. The projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors. As a result, the Company may adjust capital expenditures to correspond with any substantial changes in demand for housing in service areas.

Cash from Financing Activities

The net cash provided by financing activities totaled $0.4 million for the year ended December 31, 2023, a $4.6 million change, as compared to the $5.0 million in cash provided by financing activities for the year ended December 31, 2022. This change was primarily driven by a decrease of $12.1 million in proceeds from the sale of stock and a $0.8 million decrease in advances in aid of construction, partially offset by an increase of $6.7 million in other contributions and a $2.3 million increase in line of credit borrowings, net of payments, for the year ended December 31, 2023.
Debt
Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028 (the “Series A Notes”). Series B carries a principal balance of $86.3 million and bears an interest rate of 4.58% over a 20-year term, with the principal payment due on June 15, 2036 (the “Series B Notes”). The Series B Notes were interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter beginning December 2021. The proceeds of the Series A Notes and the Series B Notes were primarily used to refinance the Company’s long-term tax exempt bonds, pursuant to an early redemption option at 103%, plus accrued interest, as a result of the Company’s U.S. initial public offering of its common stock in May 2016.
The Series A Notes and the Series B Notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest, and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The Series A Notes and the Series B Notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of December 31, 2023, the Company was in compliance with its financial debt covenants relating to the Series A Notes and the Series B Notes.
Additionally, on January 3, 2024, the Company issued $20.0 million aggregate principal amount of 6.91% Senior Secured Notes due on January 3, 2034 (the “6.91% Notes” and collectively with the Series A Notes and the Series B Notes, the “Senior Secured Notes”). The 6.91% Notes will accrue interest at 6.91% per annum from the date of issuance, payable semi-annually on January 3 and July 3 of each year, beginning on July 3, 2024, with a balloon payment due on January 3, 2034.
The 6.91% Notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The 6.91% Notes also contain a provision limiting the payment of dividends if the Company falls below a debt service coverage ratio of 1.20 for any fiscal quarter ended on or before June 15, 2024 and 1.25 for any fiscal quarter ended during the period from and after June 16, 2024.
The Senior Secured Notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. The Senior Secured Notes also have certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments; engage in certain affiliate transactions; and change the nature of the business.
Debt issuance costs as of December 31, 2023 and December 31, 2022 were $0.4 million and $0.5 million, respectively.
Revolving Credit Line
On April 30, 2020, the Company entered into an agreement with The Northern Trust, Company, an Illinois banking corporation (“Northern Trust”), which was initially for a two-year revolving line of credit up to $10.0 million with an maturity date of April 30, 2022. This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, initially bore an interest rate equal to the London Interbank Offered Rate (LIBOR) plus 2.00% and had no unused line fee.
The Company and Northern Trust have subsequently amended the credit facility agreement on multiple occasions (as amended, the “Northern Trust Loan Agreement”) to, among other things, (i) extend the scheduled maturity date to July 1,

2025; (ii) increase the maximum principal amount available for borrowing to $15.0 million; (iii) replace the LIBOR interest rate provisions with provisions based on the Secured Overnight Financing Rate (SOFR); and (iv) add a quarterly facility fee equal to 0.35% of the average daily unused amount of the revolving line of credit.
Similar to the Senior Secured Notes, the Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. Additionally, the Northern Trust Loan Agreement contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants are subject to various qualifications and limitations as set forth in the Northern Trust Loan Agreement. Pursuant to the Northern Trust Loan Agreement, the revolving credit facility is subject to certain customary events of default after which the revolving credit facility could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. Refer to Note 11 — “Debt” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information. As of December 31, 2023, the Company was in compliance with its financial debt covenants under the Northern Trust Loan Agreement.
As of December 31, 2023, the Company had outstanding borrowings of approximately $2.3 million under the revolving line of credit with Northern Trust. There were approximately $25,000 and $9,812 unamortized debt issuance costs as of December 31, 2023 and December 31, 2022, respectively.
Refer to Note 11 — “Debt” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.
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
Contractual Obligations

In the course of normal business activities, the Company enters into a variety of contractual obligations and commitments. Some result in direct obligations on the Company’s balance sheet while others are firm commitments or commitments based on uncertainties and undetermined execution times.
The following table summarizes the Company’s contractual cash obligations as of December 31, 2023 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	2 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt obligations	$125,221	$3,836	$7,682	$36,416	$77,287
Interest on long-term debt (1)	$50,199	5,406	11,691	10,359	22,743
Finance lease obligation	$691	242	381	68	—
Interest on capital lease	$65	29	32	4	—
Operating lease obligation	$1,663	285	713	665	—
Interest on operating lease	$90	42	47	1
Total (2)	$177,929	$9,840	$20,546	$47,513	$100,030

(1) Interest on the long-term debt is based on the fixed rates of the Company’s Series A Notes and the Series B Notes.
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
Critical Accounting Estimates
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

When the Company’s regulated subsidiaries file rate cases, their capital assets, operating costs and other matters are subject to review, and disallowances may occur, and the Company may be required to write-off related regulatory assets that are not specifically recoverable and determine if other assets might be impaired. See Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Consolidated Financial Statements included in Part II,
Item 8 of this report for more information regarding the Company’s rate proceedings. Management continually evaluates the anticipated recovery, settlement or refund of regulatory assets, liabilities, and revenues subject to refund and provides for allowances and/or reserves that it believes to be necessary. In the event that management’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset or liability will be adjusted to reflect the change in assessment or the impact of regulatory approval of rates.

Income Taxes

Estimation of income taxes includes an evaluation of the recoverability of deferred tax assets based on an assessment of the Company’s ability to utilize the underlying future tax deductions against future taxable income before they expire. The Company’s assessment is based upon existing tax laws and estimates of future taxable income. If the assessment of the Company’s ability to utilize the underlying future tax deductions changes, the Company would be required to recognize fewer of the tax deductions as assets, which would increase the income tax expense in the period in which the determination is made. Additionally, an evaluation of the recoverability of deferred tax gains is based on an assessment of the Company’s ability to fully utilize the deferred tax gain before it expires. The Company’s assessment is based upon the ability to acquire qualifying properties. If the assessment of the Company’s ability to fully utilize the deferred tax gain changes, the Company would be required to recognize income tax expense in the period in which the deferred tax gain expires.
Acquisitions
Acquisitions are accounted for as a business combination under ASC 805, “Business Combinations” and the purchase price is allocated to the acquired utility assets and liabilities based on the acquisition-date fair values. Fair values are determined in accordance with ASC 820 “Fair Value Measurement,” which allows for the characteristics of the acquired assets and liabilities to be considered, particularly restrictions on the use of the asset and liabilities. Regulation is considered a restriction on the use of the assets and liabilities, as it relates to inclusion in rate base, and a fundamental input to measuring the fair value in a business combination. Substantially all of the Company’s operations are subject to the rate-setting authority of the ACC and are accounted for pursuant to accounting guidance for regulated operations under ASC 980, “Regulated Operations.” As such, the fair value of the acquired assets and liabilities subject to these rate-setting provisions approximates the pre-acquisition carrying values and does not reflect any net valuation adjustments.
In some acquisitions, the Company is required to pay the seller an amount for each new account established in the service area, up to an agreed upon aggregate amount, referred to as a growth premium. The obligation period of the growth premium varies and is based on the purchase agreement. The Company accounts for the growth premium as additional consideration to the purchase and the fair value of the growth premium liability is calculated using a discounted cash flow technique, which utilizes unobservable inputs developed by the Company using significant judgement in estimates and assumptions. Significant inputs used in the fair value calculation are follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate. While the Company uses the best available estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, such estimates are inherently uncertain and subject to refinement. Events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Any adjustments subsequent to the conclusion of the acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, will be recorded in the Company’s Consolidated Statements of Operations.
Recent Accounting Pronouncements

A discussion of recently issued and recently issued but not yet adopted accounting pronouncements is included in Note 1 – “Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements - Recent Accounting Pronouncements” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report and is incorporated herein by reference.
Off Balance Sheet Arrangements
As of December 31, 2023 and 2022, the Company did not have any off-balance sheet arrangements.
Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Global Water Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Water Resources, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Matters - Impact of Rate Regulation on the Financial Statements — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s regulated utilities are subject to rate regulation by the Arizona Corporation Commission (the “ACC”). The ACC has jurisdiction with respect to the rates charged to water and wastewater service customers in Arizona. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics effects of rate regulation has a pervasive effect on the financial statements.

The ACC establishes rates designed to permit the recovery of the cost of service and a return on investment. Decisions to be made by the ACC in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the ACC will not approve (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments that underlie the Company’s regulatory account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, and (2) a refund to customers. Given that management’s accounting judgments are based on assumptions about the outcome of decisions by the ACC, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the ACC included the following, among others:

•We read relevant regulatory orders and settlements issued by the ACC for the Company and other public utilities in Arizona, regulatory statutes, procedural memorandums, filings made by interveners and utilities, and other publicly available information to assess the likelihood of recovery in future rates or a future reduction in rates based on precedents of the ACC’s treatment of similar costs under similar circumstances. We evaluated the external information and compared such information to management’s regulatory asset and liability balances for completeness.
•We obtained supporting documentation from management, as appropriate, regarding the likelihood of recovery in future rates or of a future reduction in rates not yet addressed in a regulatory order.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/ DELOITTE & TOUCHE LLP

Tempe, Arizona
March 6, 2024

We have served as the Company's auditor since 2003.

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Land	$2,674	$1,480
Depreciable property, plant and equipment	414,170	344,043
Construction work-in-progress	48,147	66,039
Other	697	697
Less accumulated depreciation	(142,367)	(124,522)
Net property, plant and equipment	323,321	287,737
CURRENT ASSETS:
Cash and cash equivalents	3,087	6,561
Accounts receivable, net	2,845	2,139
Customer payments in-transit	543	462
Unbilled revenue	2,755	2,557
Taxes, prepaid expenses and other current assets	2,494	2,439
Total current assets	11,724	14,158
OTHER ASSETS:
Goodwill	10,820	4,957
Intangible assets, net	8,841	10,139
Regulatory assets	2,898	3,169
Restricted cash	1,676	1,001
Right-of-use assets	1,741	1,891
Other noncurrent assets	74	34
Total other assets	26,050	21,191
TOTAL ASSETS	$361,095	$323,086
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,027	$2,173
Accrued expenses	7,129	8,056
Customer and meter deposits	1,628	1,682
Long-term debt, current portion	3,880	3,833
Leases, current portion	553	505
Total current liabilities	14,217	16,249
NONCURRENT LIABILITIES:
Line of credit	2,315	—
Long-term debt	101,341	104,945
Long-term lease liabilities	1,370	1,616
Deferred revenue - ICFA	19,656	20,974
Regulatory liabilities	6,076	6,371
Advances in aid of construction	111,529	93,656
Contributions in aid of construction, net	36,409	26,404
Deferred income tax liabilities, net	8,284	5,949
Acquisition liabilities	3,048	1,773
Other noncurrent liabilities	8,230	755
Total noncurrent liabilities	298,258	262,443
Total liabilities	312,475	278,692
Commitments and contingencies (Refer to Note 16)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 24,492,918 and 24,095,139 shares issued as of December 31, 2023 and December 31, 2022, respectively.	240	239
Treasury stock, 317,677 and 224,093 shares at December 31, 2023 and December 31, 2022, respectively.	(2)	(2)
Paid in capital	47,585	44,157
Retained earnings	797	—
Total shareholders’ equity	48,620	44,394
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$361,095	$323,086

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
REVENUES:
Water services	$24,860	$20,885
Wastewater and recycled water services	25,382	23,843
Unregulated revenues	2,786	—
Total revenues	53,028	44,728

OPERATING EXPENSES:
Operations and maintenance	12,669	10,889
General and administrative	16,636	16,130
Depreciation and amortization	11,437	9,890
Total operating expenses	40,742	36,909
OPERATING INCOME	12,286	7,819

OTHER INCOME (EXPENSE):
Interest income	52	65
Interest expense	(4,882)	(4,759)
Allowance for equity funds used during construction	981	723
Other, net	2,417	2,592
Total other expense	(1,432)	(1,379)

INCOME BEFORE INCOME TAXES	10,854	6,440
INCOME TAX EXPENSE	(2,872)	(934)
NET INCOME	$7,982	$5,506

Basic earnings per common share	$0.33	$0.24
Diluted earnings per common share	$0.33	$0.24
Dividends declared per common share	$0.30	$0.30

Weighted average number of common shares used in the determination of:
Basic	24,044,950	23,172,733
Diluted	24,129,542	23,332,356

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2021	22,832,013	$228	(182,445)	$(2)	$29,803	$—	$30,029
Dividend declared $0.30 per share	—	—	—	—	(1,383)	(5,506)	(6,889)
Issuance of Common Stock	1,150,000	11	—	—	14,782	—	14,793
Treasury stock	—	—	(41,648)	—	304	—	304
Stock option exercise	113,126	—	—	—	22	—	22
Stock compensation	—	—	—	—	629	—	629
Net income	—	—	—	—	—	5,506	5,506
BALANCE - December 31, 2022	24,095,139	239	(224,093)	(2)	44,157	—	44,394
Dividend declared $0.30 per share	—	—	—	—	—	(7,185)	(7,185)
Issuance of Common Stock	230,000	1	—	—	2,727	—	2,728
Stock option exercise	167,779	—	(93,584)	—	239	—	239
Stock compensation	—	—	—	—	462	—	462
Net income	—	—	—	—	—	7,982	7,982
BALANCE - December 31, 2023	24,492,918	240	(317,677)	(2)	47,585	797	48,620

See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	7,982	$5,506
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	1,325	1,529
Depreciation and amortization	11,437	9,889
Right of use amortization	324	182
Amortization of deferred debt issuance costs and discounts	44	44
(Gain) Loss on disposal of fixed assets	(63)	4
Provision for credit losses	68	103
Deferred income tax expense	2,394	1,367
Changes in assets and liabilities
Accounts receivable	(702)	(248)
Other current assets	(292)	210
Accounts payable and other current liabilities	(635)	(1,830)
Other noncurrent assets	312	387
Other noncurrent liabilities	3,199	6,193
Net cash provided by operating activities	25,393	23,336

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,312)	(33,984)
Cash paid for acquisitions, net of cash acquired	(6,246)	(180)
Other cash flows from investing activities	(40)	(24)
Net cash used in investing activities	(28,598)	(34,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(7,185)	(6,889)
Advances in aid of construction	1,510	2,344
Refunds of advances for construction	(1,171)	(1,140)
Proceeds from stock option exercise	9	3
Payments for taxes related to net shares settlement of equity awards	(373)	(585)
Principal payments under finance lease	(525)	—
Line of credit borrowings, net	2,315	—
Loan borrowings	260	—
Loan repayments	(29)	259
Repayments of bond	(3,833)	(3,833)
Proceeds from sale of stock	2,748	14,812
Payments of offering costs for sale of stock	(20)	—
Other contributions	6,700	—
Net cash provided by financing activities	406	4,971
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,799)	(5,881)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	7,562	13,443
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	4,763	7,562

See accompanying notes to the consolidated financial statements

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2023	2022
Cash and cash equivalents	$3,087	$6,561
Restricted Cash	1,676	1,001
Total cash, cash equivalents, and restricted cash	$4,763	$7,562

GLOBAL WATER RESOURCES, INC.
Notes to the Consolidated Financial Statements
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Description of Business
Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) is a water resource management company that owns, operates, and manages twenty-nine water, wastewater, and recycled water systems in strategically located communities, principally in metropolitan Phoenix and Tucson, Arizona. Serving more than 82,000 people in approximately 32,000 homes within the Company’s 408 square miles of certificated service areas as of December 31, 2023, the Company provides water and wastewater utility services under the regulatory authority of the Arizona Corporation Commission (“ACC”). Approximately 89.3% of the active service connections are customers of the Company’s Global Water - Santa Cruz Water Company, Inc. (“Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“Palo Verde”) utilities, which are located within a single service area.
Basis of Presentation and Principles of Consolidation
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.
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
Corporate Transactions
Private Placement Offering of 6.91% Senior Secured Notes
On October 26, 2023, the Company entered into a note purchase agreement for the issuance of an aggregate principal amount of $20 million of 6.91% Senior Secured Notes due on January 3, 2034. Pursuant to the terms of the note purchase agreement, the Company issued the notes on January 3, 2024.
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
Farmers Acquisition
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

Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.
On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company, Inc. (“Valencia”) to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. The Company received growth premiums of $2.4 million and $2.5 million for the years ended December 31, 2023 and 2022, respectively, and has received an aggregate of $10.7 million in growth premiums to date. The growth premiums are included in “Other, net” on the Consolidated Statements of Operations.
Significant Accounting Policies
Regulation
The Company’s regulated utilities and certain other balances are subject to regulation by the ACC and are therefore subject to Accounting Standards Codification Topic 980, Regulated Operations (“ASC 980”) (See Note 2 – “Regulatory Decision and Related Accounting and Policy Changes”).
Property, Plant and Equipment
Property, plant, and equipment is stated at cost less accumulated depreciation provided on a straight-line basis (See Note 5 – “Property, Plant and Equipment”).
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
Water connection fees are the fees associated with the application process to set up a customer to receive utility service on an existing water meter. These fees are approved by the ACC through the regulatory process and are set based on the costs incurred to establish services including the application process, billing setup, initial meter reading, and service transfer. Because the amounts charged for water connection fees are set by the ACC and not negotiated in conjunction with the pricing of ongoing water service, the connection fees represent the culmination of a separate earnings process and are recognized when the service is provided. For both the years ended December 31, 2023 and 2022, the Company recognized $0.3 million in connection fees.
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
Revenue Recognition—Unregulated Revenues
Unregulated revenues represent those revenues that are not subject to the ratemaking process of the ACC. Unregulated revenues are limited to revenues resulting from certain infrastructure coordination and financing agreement arrangements (“ICFAs”). Refer to Note 3 – “Revenue Recognition - Unregulated Revenue” for additional information.
Allowance for Credit Losses
Provisions are made for doubtful accounts due to the inherent uncertainty around the collectability of accounts receivable. The allowance for credit losses is recorded as bad debt expense, and is classified as general and administrative expense. The allowance for credit losses is determined considering the age of the receivable balance, type of customer (e.g., residential or commercial), payment history, as well as specific identification of any known or expected collectability issues (see Note 6 – “Accounts Receivable”).
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments in debt instruments with an original maturity of three months or less.
Restricted Cash
Restricted cash represents cash deposited relating to hook-up fees (“HUF”) tariffs and asset retirement obligations. The following table summarizes the restricted cash balance as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
HUF funds	$822	$161
Certificate of deposits	854	840
	$1,676	$1,001
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s valuation allowance totaled zero as of December 31, 2023 and 2022 (see Note 12 – “Income Taxes”).
The Company evaluates uncertain tax positions using a two-step approach. Recognition (step one) occurs when it is concluded that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determine that a tax position no longer meets the more-likely-than-not threshold of being sustained. The use of a valuation allowance as a substitute for derecognition of tax positions is prohibited, and to the extent that uncertain tax positions exist, expanded disclosures are provided.
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

	Year Ended December 31,
(In thousands)	2023	2022
Basic weighted average common shares outstanding	24,045	23,173
Effect of dilutive securities:
Option grants	75	132
Restricted stock awards	10	27
Total dilutive securities	85	159
Diluted weighted average common shares outstanding	24,130	23,332
Anti-dilutive shares excluded from earnings per diluted shares (1)	91	185
(1) Shares were excluded from the dilutive-effect calculation because the outstanding awards’ exercise prices were greater than the average market price of the Company’s common stock.
Refer to Note 13 – “Deferred Compensation Awards” for additional information regarding the option and restricted stock grants.
Goodwill
Goodwill represents the excess purchase price over the fair value of net tangible and identifiable intangible assets acquired through acquisitions. Goodwill is not amortized, it is instead tested for impairment annually, or more often if circumstances indicate a possible impairment may exist. As required, the Company evaluates goodwill for impairment annually, and do so as of November 1 of each year, and at an interim date if indications of impairment exist. When testing goodwill for impairment, the Company may assess qualitative factors, including macroeconomic conditions, industry and market considerations, overall financial performance, and entity specific events to determine whether it is more likely than not that the fair value of an operating and reportable segment is less than its carrying amount. The Company utilizes internally developed discounted future cash flow models, third-party appraisals, or broker valuations to determine the fair value of the reporting unit. Under the discounted cash flow approach, the Company utilizes various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates. The estimated future cash flows are based on historical data, internal estimates, and external sources. The estimated fair value is then compared to the carrying value. If the carrying value is in excess of the fair value, an impairment charge is recorded to asset impairments within the Company’s consolidated statement of operations in the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of goodwill. Refer to Note 7 — “Goodwill and Intangible Assets” for additional information about goodwill.
Intangible Assets
Intangible assets not subject to amortization consist of certain permits expected to be renewable indefinitely, water rights, and certain service areas acquired in transactions which did not meet the definition of business combinations for accounting purposes, and are considered to have indefinite lives. Intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more often if certain circumstances indicate a possible impairment may exist. Amortized intangible assets consist primarily of acquired ICFA contract rights. Refer to Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” for additional information about ICFAs.
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

Debt Issuance Costs
In connection with the issuance of certain of the Company’s long-term debt, the Company has incurred legal and other costs that are believed to be directly attributable to realizing the proceeds of the debt issued. These costs are netted against long-term debt and amortized as interest expense using the effective interest method over the term of the respective debt. Amortization of debt issuance costs and discounts totaled approximately $0.04 million for both the years ended December 31, 2023 and 2022.
Advances in Aid of Construction (“AIAC”) and Contributions in Aid of Construction (“CIAC”)
The Company has various agreements with developers, whereby funds, water line extensions, or wastewater line extensions are provided to the Company by the developers and are considered refundable AIAC. These AIAC are non-interest-bearing and are subject to refund to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility services constructed under the agreement over a specified period. Upon the expiration of the agreements’ refunding period, the remaining balance of the AIAC becomes nonrefundable and at that time is considered CIAC. CIAC are amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, utility plant funded by AIAC or CIAC are excluded from rate base. There was no AIAC balance transferred to CIAC for the years ended December 31, 2023 or December 31, 2022.
Fair Value of Financial Instruments
The carrying values of cash equivalents, accounts receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. See Note 11 – “Debt” for information as to the fair value of long-term debt. The refundable AIAC have a carrying value of $111.5 million and $93.7 million as of December 31, 2023 and 2022, respectively. Portions of these non-interest-bearing instruments are payable annually through 2032 and amounts not paid by the contract expiration dates become nonrefundable. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases. However, the fair value of these amounts would be less than their carrying value due to the non-interest-bearing feature.
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

The Company is a public business entity that qualifies as a smaller reporting company, and therefore ASU 2016-13 was effective for annual reporting periods beginning after December 15, 2022. The Company adopted the standard utilizing the modified retrospective method for its trade receivables and unbilled revenue on January 1, 2023. Based on the composition of the Company’s trade receivables and unbilled revenue, and expected future credit losses, the adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. The Company adopted ASU 2019-12 during the first quarter of 2021 prospectively and the adoption did not have a material impact to the Company’s Consolidated Financial Statements.

In October of 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In a business combination, an acquirer generally recognizes assets acquired and liabilities assumed, including contract assets and contract liabilities, at their respective fair value on the acquisition date. ASU 2021-08 requires that in a business combination, an acquirer should recognize and measure contract assets acquired and contract liabilities assumed in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The guidance provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts with customers in a business combination. The guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. ASU 2021-08 should be applied prospectively for acquisitions occurring on or after the effective date of the amendments, and early adoption is permitted. The Company adopted ASU 2021-08 on January 1, 2023 prospectively and the adoption did not have a material impact to the Company’s Consolidated Financial Statements.

Future Adoption of Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is assessing the impact that adopting this new standard will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures that expands disclosures of significant segment expenses and includes new disclosures for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is assessing the impact that adopting this new standard will have on its consolidated financial statements.

2. REGULATORY DECISION AND RELATED ACCOUNTING AND POLICY CHANGES
The Company’s regulated utilities and certain other balances are subject to regulation by the ACC and meet the requirements for regulatory accounting found within Accounting Standards Codification (“ASC 980”), Regulated Operations.
In accordance with ASC 980, rates charged to utility customers are intended to recover the costs of the provision of service plus a reasonable return in the same period. Changes to the rates are made through formal rate applications with the ACC, which the Company has customarily done.
During the fourth quarter 2023, the Company notified the ACC of its intention to file a rate case for Farmers during 2024 and for Santa Cruz and Palo Verde in 2025.

On July 3, 2023, the Company’s Palo Verde and Santa Cruz utilities filed an application with the ACC for approval of an accounting order to defer and record as a regulatory asset the depreciation expense recorded for the Company’s Southwest Plant, plus the carrying cost at the authorized rate of return set in Palo Verde’s and Santa Cruz’s most recent rate order, until the plant is considered for recovery in the utilities’ next rate case. The Southwest Plant was substantially constructed prior to 2009 to provide water, wastewater, and recycled water utility services for the area southwest of the City of Maricopa. Due to the unprecedented collapse of the housing market during the Great Recession, the nearly completed plant remained idle for well over a decade. The total cost of the Southwest Plant was approximately $38.4 million. In July 2023, $27.5 million related to the water production plant and a portion of the wastewater processing plant was placed in service, with the remaining parts of the Southwest Plant to be placed in service once sufficient flows, provided by connection growth, are established. There can be no assurance, however, that the ACC will approve the application as submitted and the ACC could take other actions regarding the application.

In January 2024, the Company discovered that approximately $7.8 million of construction costs for the Southwest Plant had been prematurely included as “plant in service” for rate making purposes in 2007 and were reflected in the calculation of customer rates in Rate Decision No. 71878 (September 15, 2010). Those costs were also included as “plant in service” in Rate Decision No. 74364 (February 26, 2014) and Rate Decision No. 78644 (July 27, 2022). The Company disclosed this circumstance to the ACC on March 1, 2024. Although to date the ACC has not taken any action, the ACC could require the Company to reduce rates going forward or take other actions that would be unfavorable to the Company. The final outcome and resolution of this matter cannot be predicted and the results, while not reasonably estimable at this time, could be material to the Company and its financial condition.
On June 27, 2023, seven of the Company’s regulated utilities each filed a rate case application with the ACC for increased water rates based on a 2022 test year. In addition to a rate increase, the Company requested, among other things, the consolidation of water rates for certain of its utilities, including Global Water-Mirabell Water Company, Inc. (“Mirabell”), Global Water-Lyn Lee Water Company, Inc. (“Lyn Lee”), Global Water-Francesca Water Company, Inc. (“Francesca”), Global Water-Tortolita Water Company, Inc. (“Tortolita”), Global Water-Rincon Water Company, Inc. (“Rincon”), Global Water-Las Quintas Serenas Water Company, Inc. (“Las Quintas Serenas”), and Global Water-Red Rock Water Company, Inc. (“Red Rock”), each located in Pima County. Of the Company’s utilities, these utilities filing rate applications make up approximately 3% of the Company’s active service connections. On February 29, 2024, the Company entered into a settlement agreement with the ACC Utilities Division Staff regarding the rate case application, which will be considered by an Administrative Law Judge and the ACC for approval. The agreement includes, among other things, a recommended annual revenue increase of approximately $351,000, acquisition premiums for six of the Company’s utilities, a capital structure matching the Company’s previous rate of 55% equity with a 9.6% return on equity, consolidation of the seven utilities, and an accounting deferral for Rincon. There can be no assurance that the ACC will approve the settlement agreement and the ACC could take other actions as a result of the rate case. Further, it is possible that the ACC may determine to decrease future rates. There can also be no assurance as to the timing of when an approved rate increase (if any) would go into effect.
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

Finally, Rate Decision No. 78644 required the Company to work with ACC staff and the Residential Utility Consumer Office to prepare a Private Letter Ruling request to the Internal Revenue Service (“IRS”) to clarify whether the failure to eliminate the deferred taxes attributable to assets condemned in a transaction governed by Section 1033 of the Internal Revenue Code (“IRC”) would violate the normalization provisions of Section 168(i)(9) of the IRC. The IRS accepted the request and issued its Private Letter Ruling, dated September 22, 2023. The Private Letter Ruling determined that the deferred taxes attributable to assets condemned in a transaction governed by Section 1033 of the IRC must be eliminated and failure to do so would violate the normalization provisions of Section 168(i)(9) of the IRC. As required by Rate Decision No. 78644, the Private Letter Ruling was provided to the ACC and no further action will be taken by the ACC, as documented in Decision No. 79258.
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
Regulatory Assets and Liabilities
Regulatory assets and liabilities are the result of operating in a regulated environment in which the ACC establishes rates that are designed to permit the recovery of the cost of service and a return on investment. The Company capitalizes and records regulatory assets for costs that would otherwise be charged to expense if it is probable that the incurred costs will be recovered in future rates. Regulatory assets are amortized over the future periods that the costs are expected to be recovered. Final determination of whether a regulatory asset can be recovered is decided by the ACC in regulatory proceedings. If the Company determines that a portion of the regulatory assets is not recoverable in customer rates, the Company would be required to recognize the loss of the assets disallowed.
If costs expected to be incurred in the future are currently being recovered through rates, the Company records those expected future costs as regulatory liabilities.
The Company’s regulatory assets and liabilities consist of the following (in thousands):

	Recovery Period	December 31, 2023	December 31, 2022
Regulatory Assets
Income taxes recoverable through future rates (1)	Various	$1,404	$1,482
Rate case expense surcharge(2)	2 years	221	467
Acquisition premiums(3)	25 years	1,269	1,220
Other regulatory assets		4	—
Total regulatory assets		$2,898	$3,169

Regulatory Liabilities
Income taxes payable through future rates(1)		$488	$508
Acquired ICFAs(4)		4,896	5,863
Depreciation adjustment(5)		692	—
Total regulatory liabilities		$6,076	$6,371

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
(3) Rate Decision No. 78319, issued on December 3, 2021, approved an acquisition premium to be amortized over 25 years related to the acquisition of the Company’s Rincon utility. Amortization will begin once the Company receives a decision on its rate case filed in June 2023 that would approve the acquisition premium to be included in customer rates. The acquisition premium balance as of December 31, 2023 was approximately $0.5 million.
Rate Decision No. 78644, issued on July 27, 2022, approved acquisition premiums related to the acquisitions of the Company’s Turner Ranches and Red Rock utilities. Amortization began in 2022 as the acquisition premiums were included in customer rates as approved in the decision. The acquisition premium balance as of December 31, 2023 was approximately $0.8 million.
(4) The acquired ICFA regulatory liability relates to the offset of intangible assets related to ICFA contracts obtained in connection with the Santa Cruz, Palo Verde, and Sonoran Utility Services, LLC (“Sonoran”) acquisitions. When funds are received related to the acquired ICFA, a portion of these funds reduce the acquired ICFA regulatory liability and partially offset the amortization expense recognition of the related intangible asset.
(5) Rate Decision No. 78644, issued on July 27, 2022, approved an adjustment to update previously approved depreciation rates.
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
Unregulated Revenue
Unregulated revenues represent those revenues that are not subject to the ratemaking process of the ACC. For the year ended December 31, 2023, unregulated revenues primarily related to the revenues recognized on a portion of ICFA funds received.
ICFAs are agreements with developers and homebuilders where the Company, which owns the operating utilities, provides services to plan, coordinate, and finance the water and wastewater infrastructure that would otherwise be required to be performed or subcontracted by the developer or homebuilder. Services provided within these agreements include coordination of construction services for water and wastewater treatment facilities as well as financing, arranging, and coordinating the provision of utility services. In return, the developers and homebuilders pay the Company an agreed-upon amount per dwelling unit for the land legally described in the agreement, or a portion thereof. Under ICFA agreements, the Company has a contractual obligation to ensure physical capacity exists through its regulated utilities for the provision of water and wastewater utility service to the land when needed. This obligation persists regardless of connection growth.
Fees for these services are typically a negotiated amount per equivalent dwelling unit for the land legally described in the agreement, or a portion thereof. Payments are generally due in installments, with a portion due upon signing of the agreement, a portion due upon completion of certain milestones, and the final payment due upon final plat approval or sale of the subdivision. The payments are non-refundable. The agreements are generally recorded against the land with the appropriate recorder’s office and must be assumed in the event of a sale or transfer of the land. The regional planning and coordination of the infrastructure in the various service areas has been an important part of the Company’s business model.
Payments for ICFAs are usually received in advance. Rate Decision No. 74364 requires a HUF tariff to be established for all ICFAs that come due and are paid subsequent to December 31, 2013, which is a set amount per equivalent dwelling unit determined by the ACC based on the utility and meter size. Also pursuant to Rate Decision No. 74364, as payments are received, 70% of the payment must be recorded as HUF liability until the HUF liability is fully funded, with the remaining amount initially recorded to deferred revenue until earned. The Company is responsible for assuring that the full HUF tariff, which is the set amount determined by the rate decision, is funded in the HUF liability, even if it results in recording less than 30% of the overall ICFA funds as deferred revenue. ICFA revenue is recorded when the Company completes the performance obligations under the agreement.
The Company accounts for the portion of ICFA funds allocated to the HUF liability as a contribution in aid of construction (“CIAC”). However, in accordance with the ACC directives, the CIAC is not deducted from rate base until the HUF funds are expended for utility plant. Such funds are restricted and segregated in a separate bank account and used for plant. For facilities required under a HUF or ICFA, the utilities must first use the HUF moneys received, after which, it may use debt or equity financing for the remainder of construction.
As these arrangements are with developers and not with the end water or wastewater customer, revenue recognition coincides with the completion of the Company’s performance obligations under the agreement with the developer and its regulated utilities’ ability to provide fitted capacity for water and wastewater service. The Company exercises judgment when estimating the number of equivalent dwelling units that its regulated utilities have capacity to serve. The Company believes that services provided within these agreements are not distinct in the context of the contract because they are highly interdependent with its regulated utilities’ ability to provide fitted capacity for water and wastewater services. The Company concluded that the goods and services provided under ICFA contracts constitute a single performance obligation.

	December 31, 2022 Balance	Payments Allocated to Deferred Revenue	Revenue Recognized	December 31, 2023 Balance
Deferred Revenue - ICFA	$20,974	$1,468	$(2,786)	$19,656

	December 31, 2021 Balance	Payments Allocated to Deferred Revenue	Revenue Recognized	December 31, 2022 Balance
Deferred Revenue - ICFA	$19,035	$1,939	$—	$20,974
Disaggregated Revenues
For the years ended December 31, 2023 and 2022, disaggregated revenues from contracts with customers by major source and customer class are as follows (in thousands):

	Year Ended December 31,
	2023	2022
REGULATED REVENUE
Water Services
Residential	$17,541	$15,114
Irrigation	3,483	2,899
Commercial	1,540	1,165
Construction	1,388	830
Other water revenues	908	877
Total water revenues	24,860	20,885
Wastewater and recycled water services
Residential	22,423	21,346
Commercial	1,243	888
Recycled water revenues	1,365	1,242
Other wastewater revenues	351	367
Total wastewater and recycled water revenues	25,382	23,843
TOTAL REGULATED REVENUE	50,242	44,728
UNREGULATED REVENUE
ICFA revenues	2,786	—
TOTAL UNREGULATED REVENUE	2,786	—
TOTAL REVENUE	$53,028	$44,728

Contract Balances

The Company’s contract assets and liabilities consist of the following (in thousands):

	December 31, 2023	December 31, 2022
CONTRACT ASSETS
Accounts receivable
Water services	$1,588	$1,179
Wastewater and recycled water services	1,379	1,124
Total contract assets	$2,967	$2,303
CONTRACT LIABILITIES
Deferred revenue - ICFA	$19,656	$20,974
Total contract liabilities	$19,656	$20,974
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $19.7 million and $21.0 million at December 31, 2023 and December 31, 2022, respectively. Deferred revenue - ICFA is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. Due to the uncertainty of future events, the Company is unable to estimate when to expect recognition of deferred revenue - ICFA.
4. LEASES
The Company measures the lease liability at the present value of future lease payments, excluding variable payments based on usage or performance, and calculates the present value using implicit rates. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

During the year ended December 31, 2023, the Company entered into five new finance leases for vehicles with either 48 month terms, all of which include a purchase option, and one new office equipment lease with a 60 month term. During the year ended December 31, 2022, the Company entered into nine new finance leases for vehicles with either 48 or 60 month terms, all of which include a purchase option, and an office equipment lease with a 60 month term.

During August 2021, the Company entered into a new ten-year and nine-month office lease agreement with a commencement date of June 1, 2024. The rent expense will be $5,200 for each full calendar month after a period of abated rent, with escalating rent commencing in March 2026 and annual escalations annually thereafter. Tenant improvement payments are incorporated into the lease at an additional month payment of $1,840 with escalations following the same schedule as the base rent.
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
Rent expense arising from operating leases totaled approximately $394,000 and $319,000 for the years ended December 31, 2023 and 2022, respectively.
The right-of-use (“ROU”) asset recorded represents the Company’s right to use an underlying asset for the lease term and ROU lease liability represents the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.

ROU assets at December 31, 2023 and December 31, 2022 consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Financing Lease	$561	$405
Operating Lease	1,180	1,486
Total	$1,741	$1,891

Lease liabilities at December 31, 2023 and December 31, 2022 consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Financing Lease	$623	$597
Operating Lease	1,300	1,524
Total	$1,923	$2,121

At December 31, 2023, the remaining aggregate annual minimum lease payments are as follows (in thousands):

	Finance Lease Obligations	Operating Lease Obligations
2024	$242	$294
2025	213	431
2026	168	499
2027	62	166
2028	6	—
Thereafter	—	—
Subtotal	691	1,390
Less: amount representing interest	(68)	(90)
Total	$623	$1,300
5. PROPERTY, PLANT AND EQUIPMENT

Depreciable property, plant and equipment at December 31, 2023 and December 31, 2022 consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Equipment	$60,536	$55,178
Office buildings and other structures	64,084	54,647
Transmission and distribution plant	289,550	234,218
Total property, plant and equipment	$414,170	$344,043
Depreciation of property, plant and equipment is computed based on the estimated useful lives as follows:

Useful Lives
Equipment	3 to 30 years
Office buildings and other structures	30 years
Transmission and distribution plant	10 to 50 years
6. ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2023 and December 31, 2022 consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Billed receivables	$2,967	$2,303
Less provision for credit losses	(122)	(164)
Accounts receivable, net	$2,845	$2,139

The following table summarizes the allowance for credit loss activity as of and for the years ended December 31, 2023 and 2022 (in thousands).

	Balance at Beginning of Period	Additions Charged to Expense	Charged to Other Accounts	Write-offs	Balance at End of Period
Allowance for credit losses:
Year Ended December 31, 2023	$(164)	$(76)	$(6)	$124	$(122)
Year Ended December 31, 2022	$(132)	$(99)	$(8)	$75	$(164)
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The goodwill balance was $10.8 million at December 31, 2023 and is related to the Turner, Red Rock, Mirabell, Francesca, Tortolita, Lyn Lee, Las Quintas Serenas, Rincon, Twin Hawks, and Farmers acquisitions. As of June 30, 2022, the Company reclassified approximately $0.8 million of goodwill to regulatory assets related to Red Rock Water, Red Rock Wastewater, and Turner Ranches acquisition premiums as a result of Rate Decision No. 78644 (refer to Note 2 - “Regulatory Decision and Related Accounting and Policy Changes” for additional information). The Farmers acquisition contributed approximately $6.0 million to the change in the goodwill balance (refer to Note 15 - “Acquisitions” for additional information). There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to the acquisitions. The Company recorded no goodwill impairment in 2023 and 2022.
As of December 31, 2023 and December 31, 2022, the goodwill balance consisted of the following (in thousands):

	December 31, 2022 Balance	Acquisition Activity	December 31, 2023 Balance
Goodwill	$4,957	$5,863	$10,820

Intangible Assets
As of December 31, 2023 and December 31, 2022, intangible assets consisted of the following (in thousands):

	December 31, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	1,532		$1,532	$1,532		$1,532
Intangible trademark	13		13	13		13
Franchise contract rights	139		139	132		132
Organizational costs	163		163	87		87
Total indefinite lived intangible assets	1,847		1,847	1,764		1,764
DEFINITE LIVED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(16,105)	1,873	17,978	(14,785)	3,193
Sonoran contract rights	7,406	(2,285)	5,121	7,406	(2,224)	5,182
Total definite lived intangible assets	25,384	(18,390)	6,994	25,384	(17,009)	8,375
Total intangible assets	$27,231	$(18,390)	$8,841	$27,148	$(17,009)	$10,139
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

Acquired ICFAs and Sonoran contract rights relate to acquired rights under certain ICFAs through the 2004 acquisition of Santa Cruz and Palo Verde and the 2005 acquisition of Sonoran assets, respectively. The Acquired ICFAs and Sonoran contract rights are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, the Company cannot reliably estimate when the remaining intangible assets’ amortization will be recorded. Amortization in the amount of $1.4 million and $0.2 million was recorded for these balances for the years ended December 31, 2023 and 2022, respectively.
8. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to employees through its participation in a pooled plan sponsored by an affiliate of a significant shareholder and director of the Company. Medical claims paid to the plan were approximately $1.0 million for the year ended December 31, 2023 and $0.9 million for the year ended December 31, 2022.
Refer to Note 1 — “Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions” (specifically the “Public Offering of Common Stock” and “Private Placement Offering of Common Stock” sections) for additional information regarding other related party disclosures.
9. ACCRUED EXPENSES

Accrued expenses at December 31, 2023 and December 31, 2022 consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Property taxes	$1,242	$1,195
Accrued project liabilities	1,001	1,585
Customer prepayments	883	588
Asset retirement obligations	697	697
Dividend payable	606	593
Accrued Bonus	602	557
Interest	480	483
Deferred compensation	239	818
Accrued purchase orders	200	515
Other accrued liabilities	1,179	1,025
Total accrued expenses	$7,129	$8,056

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
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 were as follows (in thousands):

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
HUF Funds - restricted cash(1)	$822	$—	$—	$822	$161	$—	$—	$161
Demand Deposit(2)	1	—	—	1	50	—	—	50
Certificate of Deposit - Restricted(1)	—	854	—	854	—	840	—	840
Acquisition Liability(3)	—	—	2,113	2,113	—	—	838	838
Total	$823	$854	$2,113	$3,790	$211	$840	$838	$1,889

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
11. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of December 31, 2023 and December 31, 2022 are as follows (in thousands):

	December 31, 2023		December 31, 2022
	Short-term	Long-term	Short-term	Long-term
BONDS AND NOTES PAYABLE -
4.38% Senior Secured Notes, Series A, maturing June 2028	$—	28,750	$—	$28,750
4.58% Senior Secured Notes, Series B, maturing June 2036	3,833	72,833	3,833	76,667
	3,833	101,583	3,833	105,417
OTHER
Debt issuance costs	—	(426)	—	(472)
Loan Payable	47	184	—	—
Total debt	$3,880	$101,341	$3,833	$104,945

Debt is measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 as follows (in thousands):

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Long-term debt(3)	—	100,746	—	100,746	—	103,611	—	103,611

(3) The fair value of debt was estimated based on interest rates considered available for instruments of similar terms and remaining maturities.

Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028 (the “Series A Notes”). Series B carries a principal balance of $76.7 million and bears an interest rate of 4.58% over a 20-year term, with the principal payment due on June 15, 2036 (the “Series B Notes”). The Series B Notes were interest only for the first five years, with $1.9 million principal payments paid semiannually thereafter beginning December 2021.
The Series A Notes and the Series B Notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The Series A Notes and the Series B Notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter during the period from and after June 30, 2024. As of December 31, 2023, the Company was in compliance with its financial debt covenants relating to the Series A Notes and the Series B Notes.
Additionally, on October 26, 2023, the Company entered into a note purchase agreement for the issuance of an aggregate principal amount of $20,000,000 of 6.91% Senior Secured Notes due on January 3, 2034 (the “6.91% Notes” and collectively with the Series A Notes and the Series B Notes, the “Senior Secured Notes”). Pursuant to the terms of the Note Purchase Agreement, the Company issued the Notes on January 3, 2024. The 6.91% Notes will accrue interest at 6.91% per annum from the date of issuance, payable semi-annually on January 3 and July 3 of each year, beginning on July 3, 2024, with a balloon payment due on January 3, 2034.

The 6.91% Notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The 6.91% Notes also contain a provision limiting the payment of dividends if the Company falls below a debt service coverage ratio of 1.20 for any fiscal quarter ended on or before June 15, 2024 and 1.25 for any fiscal quarter ended during the period from and after June 16, 2024.

The Senior Secured Notes are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. The Senior Secured Notes also have certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments; engage in certain affiliate transactions; and change the nature of the business.
Revolving Credit Line
On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, and Illinois banking corporation (“Northern Trust”), which was initially for a two-year revolving line of credit up to $10.0 million with a maturity date of April 30, 2022. This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, initially bore an interest rate equal to the London Interbank Offered Rate (LIBOR) plus 2.00% and had no unused line fee.
The Company and Northern Trust have subsequently amended the credit facility agreement on multiple occasions (as amended, the “Northern Trust Loan Agreement”) to, among other things, (i) extend the scheduled maturity date to July 1, 2025; (ii) increase the maximum principal amount available for borrowing to $15.0 million; (iii) replaced the LIBOR interest rate provisions with provisions based on the Secured Overnight Financing Rate (SOFR); and (iv) add a quarterly facility fee equal to 0.35% of the average daily unused amount of the revolving line of credit.

The Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. Additionally, the Northern Trust Loan Agreement contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants are subject to various qualifications and limitations as set forth in the Northern Trust Loan Agreement. Pursuant to the Northern Trust Loan Agreement, the revolving credit facility is subject to certain customary events of default after which the revolving credit facility could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. As of December 31, 2023, the Company was in compliance with its financial debt covenants under the Northern Trust Loan Agreement.
As of December 31, 2023 and December 31, 2022, the outstanding borrowings on this credit line were approximately $2.3 million and $0, respectively. There were approximately $25,000 and $9,812 unamortized debt issuance costs as of December 31, 2023 and December 31, 2022, respectively.

At December 31, 2023, the remaining aggregate annual maturities of debt obligations are as follows (in thousands):

Debt
2024	$3,836
2025	3,839
2026	3,843
2027	3,847
2028	32,569
Thereafter	57,287
Subtotal	105,221
Less: amount representing unamortized discount and debt issuance costs	(426)
Total	$105,647
12. INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2023 and December 31, 2022, the Company did not have any valuation allowances or unrecognized tax benefits.

The income tax expense for the years ended December 31, 2023 and 2022 is comprised of the following (in thousands):

	2023
	Federal	State	Total
Current income tax expense (benefit)	$478	$—	$478
Deferred income tax expense (benefit)	$1,965	$429	$2,394
Income tax expense	$2,443	$429	$2,872

	2022
	Federal	State	Total
Current income tax expense (benefit)	$(1,551)	$(252)	$(1,803)
Deferred income tax expense (benefit)	2,265	472	$2,737
Income tax expense	$714	$220	$934

The following table summarizes the Company’s temporary differences between book and tax accounting that give rise to the deferred tax assets and deferred tax liabilities, as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
DEFERRED TAX ASSETS:
Taxable meter deposits	$—	$7
Net operating loss carry forwards	1,451	3,623
Balterra intangible asset acquisition	224	224
Deferred gain on ICFA funds received	4,889	5,216
AIAC	4,046	4,099
Other	1,286	1,539
Total deferred tax assets	11,896	14,708
Net deferred tax asset	11,896	14,708
DEFERRED TAX LIABILITIES:
Regulatory liability	(228)	(243)
CP Water intangible asset acquisition	(381)	(381)
ICFA intangible asset	(522)	(625)
Property, plant and equipment	(17,398)	(17,936)
Gain on condemnation of Valencia	(201)	(81)
Other Liabilities	(1,450)	(1,391)
Total deferred tax liabilities	(20,180)	(20,657)
Net deferred tax liability	$(8,284)	$(5,949)
As of December 31, 2023, the Company has approximately $4.4 million remaining net operating loss (“NOL”) carry forwards.
The Company had a regulatory asset of $1.4 million and $3.2 million at December 31, 2023 and December 31, 2022, respectively, related to the 2017 Federal Tax Cuts and Jobs Act (the "TCJA") signed into law on December 22, 2017. The regulatory liability of $0.8 million at December 31, 2021 was reversed as of June 30, 2022 due to Rate Decision No. 78664. The reversal was recorded as a reduction to income tax expense for approximately $0.7 million, and a reduction to interest expense for approximately $0.1 million. Refer to Note 2 - "Regulatory Decision and Related Accounting Policy and Changes."
The effective tax rates for the years ended December 31, 2023 and 2022 were 26.5% and 14.3%, respectively. The effective tax rate for the year ended December 31, 2023 was higher than the federal statutory rate of 21% primarily driven by the 2017 TCJA reversal of approximately $0.7 million for the year ended 2022.

13. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. The Company recognizes compensation expense associated with the options over the vesting period.
2017 stock option grant
In August 2017, GWRI’s Board of Directors granted stock options to acquire 465,000 shares of GWRI’s common stock to employees throughout the Company. The options were granted with an exercise price of $9.40, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on August 10, 2017. The options vested over a four-year period, with 25% having vested in August 2018, 25% having vested in August 2019, 25% having vested in August 2020, and 25% having vested in August 2021. The options have a 10-year life. The Company expensed the $1.1 million fair value of the stock option grant ratably over the four-year vesting period. As of August 2021, these options were fully expensed. As of December 31, 2023, 84,292 options have been exercised and 114,587 options have been forfeited with 266,121 options outstanding.
2019 stock option grant
In August 2019, GWRI’s Board of directors granted stock options to acquire 250,000 shares of GWRI’s common stock to employees throughout the Company. The options were granted with an exercise price of $11.26, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on August 13, 2019. The options vest over a four-year period, with 25% having vested in August 2020, 25% having vested in August 2021, 25% having vested in August 2022, and 25% vesting in August 2023. The options have a 10-year life. The Company will expense the $0.8 million fair value of the stock option grant ratably over the four-year vesting period. Stock-based compensation expense of $92,000 and $174,000 was recorded for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, 12,764 options have been exercised and 77,473 options have been forfeited with 159,763 options outstanding.
A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at December 31, 2021	520	$10.12	6.6	$3,635.4
Options Vested at December 31, 2021	420	$9.84	6.2	$3,050.9
Granted	—
Exercised	(2)	$9.61
Forfeited	—
Cancelled	—
Options Outstanding at December 31, 2022	518	$10.12	5.4	$1,638.4
Options Vested at December 31, 2022	468	$10.00	5.3	$1,537.6
Granted	—
Exercised	(41)	$9.47
Forfeited	(52)	$10.79
Cancelled	—
Options Outstanding at December 31, 2023	426	$10.10	4.4	$1,270.1
Options Vested at December 31, 2023	426	$10.10	4.4	$1,270.1
Phantom stock units/Restricted stock units
Restricted stock units are granted in the first quarter based on the prior year’s performance and vest over a three-year period. The units are credited quarterly using the closing price of the Company’s common stock on the applicable record date for the respective quarter. The following table details total awards granted and the number of units outstanding as of December 31, 2023, along with the amounts paid to holders of the phantom stock units (“PSUs”) and/or restricted stock units (“RSUs”) for the years ended December 31, 2023 and 2022 (in thousands, except unit amounts):

			Amounts Paid For the Year Ended December 31,
Grant Date	Units Granted	Units Outstanding	2023	2022
Q1 2019	32,190	—	$—	$45
Q1 2020	22,481	—	24	108
Q1 2021(1)	27,403	2,133	106	132
Q1 2022(1)	22,262	8,890	88	79
Q1 2023(1)	30,366	21,824	86	—
Total	134,702	32,847	$304	$364
(1)Pursuant to the Global Water Resources, Inc. 2020 Omnibus Incentive Plan, effective May 7, 2020, long-term incentive awards are no longer granted in the form of PSUs and are granted as RSUs instead.

Stock appreciation rights
The following table details the recipients of the stock appreciation rights (“SARs”) awards, the grant date, units granted, exercise price, outstanding units as of December 31, 2023 and amounts paid during the years ended December 31, 2023 and 2022 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Year Ended December 31,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2023	2022
Members of Management (1)(2)	Q1 2015	299,000	$4.26	12,500	$399	$62
Members of Management (1)(3)	Q3 2017	103,000	$9.40	—	33	—
Members of Management (1)(4)	Q1 2018	33,000	$8.99	8,250	—	—
Total		435,000		20,750	$432	$62
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

For the year ended December 31, 2023, the Company recorded approximately $0.2 million of negative compensation expense related to the PSUs/RSUs and SARs. No negative compensation was recorded for the year ended December 31, 2022 . These are liability awards, so when the stock price decreases, cumulative compensation expense is reduced, which can lead to negative compensation in a given period. Based on GWRI’s closing share price on December 29, 2023 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

RSUs
2024	221
2025	127
Total	$348

Restricted stock awards

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
The following table details the RSA units granted during the year ended December 31, 2023 and 2022 as well as the compensation expense related to the grant and partial vesting of RSAs for the years ended December 31, 2023 and 2022 (in thousands, except unit amounts):

	For the Year Ended December 31,
	2023	2022
Compensation expense	$972	$1,344
RSAs issued	22,500	0

The following table summarizes the RSA transactions for the year ended December 31, 2023:

	December 31, 2022 Balance	Forfeited	Vested	Granted	December 31, 2023 Balance
Nonvested Number of RSAs	192,468	24,835	91,783	22,500	98,350
Weighted Average Fair Value	$15.57	12.22	10.83	10.78	$12.35

14. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the year ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
	2023	2022
Supplemental cash flow information:
Cash paid for interest - net of amounts capitalized	$4,686	$1,450
Cash paid for income taxes	$706	$1,589
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$1,747	$158
Business acquisition through issuance of contingent consideration payable	$1,330	$—
Finance lease additions	$240	$—

15. ACQUISITIONS
Acquisition of Farmers Water Company

On February 1, 2023, the Company acquired all of the equity of Farmers, an operator of a water utility with service area in Pima County, Arizona, for a total consideration of $7.6 million consisting of $6.2 million in cash plus a growth premium estimated at $1.4 million. The acquisition added approximately 3,300 active water service connections and approximately 21.5 square miles of service area in Sahuarita, Arizona and the surrounding unincorporated area of Pima County at the time of acquisition.

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

Under the terms of the purchase agreement, the Company is obligated to pay the seller a growth premium equal to $1,000 for each new account established in the service area, up to a total aggregate growth premium of $3.5 million. The obligation period of the growth premium commences on the closing date of the acquisition and ends (i) ten years after the first new account for residential purposes is established on land that is, at the time of the closing date of the acquisition, undeveloped or unplatted and owned by the seller within the service area or (ii) ten years after the date of closing if a new account (as described above) has not been established. The assumptions and estimates used in determining the acquisition liability related to the growth premium are consistent with previous acquisitions. As of December 31, 2023, the remaining liability was $1.3 million.

The purchase price allocation of the net assets acquired in the transaction is as follows (in thousands):

Net assets acquired:
Cash	$28
Accounts receivable	72
Property, plant and equipment	10,386
Construction work-in-progress	126
Prepaids	8
Intangibles(1)	7
Other taxes	(35)
Other accrued liabilities	(55)
Developer deposits	(22)
AIAC	(1,481)
CIAC	(7,322)
Total net assets assumed	1,712
Goodwill	5,863
Total purchase price	$7,575
(1) Intangibles consist of franchise contract rights and organization costs. Refer to Note 7 — “Goodwill & Intangible Assets” for additional information regarding the intangibles.

The goodwill reflects the value paid primarily for the long-term potential for connection growth as a result of the Company’s increased scale and diversity, opportunities for synergies, and an improved risk profile.

While the Company uses the best available estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, such estimates are inherently uncertain and subject to refinement. Events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. As a result, during the one-year measurement period from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Any adjustments subsequent to the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, will be recorded in the Company’s Consolidated Statements of Operations.
16. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has operating and finance leases for vehicles, office equipment, and office space. Refer to Note 4 – “Leases” for additional information.
On October 16, 2018, the Company completed the acquisition of Red Rock, an operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona. Under the terms of the purchase agreement, the Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. As of December 31, 2023, no meters have been installed and no accounts have been established in any of the three growth premium areas.
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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Form 10-K does not include an attestation report of our registered public accounting firm because, as a smaller reporting company and non-accelerated filer, our registered public accounting firm is not required to issue such an attestation report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the following captions in our definitive proxy statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 (the “Proxy Statement”) and is incorporated herein by reference: “Proposal One: Election of Directors”, “Executive Officers”, “Other Matters—Delinquent Section 16(a) Reports”, “Other Matters—Code of Ethical Business Conduct”, and “Corporate Governance—Board and Committee Information”.
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
(b) Exhibit
See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing

2.1.1	Arrangement Agreement	Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

2.1.2	Plan of Arrangement	Incorporated by reference to Exhibit 2.1.2 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on April 13, 2016

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on April 26, 2016

4.2	Form of 4.38% Senior Secured Notes, Series A due on June 15, 2028	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

4.3	Form of 4.58% Senior Secured Notes, Series B due on December 15, 2036	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

4.4	Description of Company’s securities	Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.1	Settlement Agreement for Stipulated Condemnation with the City of Buckeye, Arizona, dated March 19, 2015	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.2	License Agreement with City of Maricopa, Arizona, dated November 9, 2006	Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.3	Employment Agreement with Ron Fleming, dated May 4, 2021*	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021

10.4	Employment Agreement with Michael J. Liebman, dated May 4, 2021*	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021

10.5	Employment Agreement with Christopher D. Krygier, dated May 4, 2021*	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021

10.6	Infrastructure Coordination Agreement with Pecan Valley Investments, LLC, dated January 28, 2004	Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.7	Infrastructure Coordination Agreement with JNAN, LLC, dated July 1, 2004	Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.8	Infrastructure Coordination and Finance Agreement with Dana B. Byron and Jamie Maccallum, dated July 21, 2006	Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.9	Infrastructure Coordination and Finance Agreement with The Orchard at Picacho, LLC, dated January 8, 2008	Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.10	Infrastructure Coordination, Finance and Option Agreement with Sierra Negra Ranch, LLC, dated July 10, 2006	Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.11	Infrastructure Coordination and Finance Agreement, dated December 20, 2007	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.12.1	GWR Global Water Resources Corp. Stock Option Plan*	Incorporated by reference to Exhibit 10.17.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.12.2	First Amendment to GWR Global Water Resources Corp. Stock Option Plan, dated September 12, 2012*	Incorporated by reference to Exhibit 10.17.2 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

Exhibit Number	Description of Exhibit	Method of Filing

10.12.3	Second Amendment to GWR Global Water Resources Corp. Stock Option Plan*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.12.4	Third Amended to Global Water Resources, Inc. Stock Option Plan*	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2018

10.13.1	Global Water Resources, Inc. First Amended and Restated Stock Appreciation Rights Plan, dated March 23, 2015*	Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.13.2	Amendment to Global Water Resources, Inc. First Amended and Restated Stock Appreciation Rights Plan*	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.14.1	Global Water Resources, Inc. Deferred Phantom Stock Unit Plan, dated January 1, 2011*	Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.14.2	Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.14.3	Second Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2017

10.14.4	Third Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2017

10.14.5	Fourth Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2018

10.15.1	Global Water Resources, Inc. Phantom Stock Unit Plan, dated May 1, 2015*	Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.15.2	Amendment to Global Water Resources, Inc. Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.16.1	GWR Global Water Resources Corp. Deferred Phantom Stock Unit Plan, dated January 1, 2011*	Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

10.16.2	Amendment to GWR Global Water Resources Corp. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

10.17	Securities Purchase Agreement, dated June 5, 2013	Incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on March 17, 2016

10.18	Amended and Restated Agreement, dated September 10, 2019, by and among certain wholly-owned subsidiaries of Global Water Resources, Inc. and Global Water Management, LLC	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2019

10.19.1	Note Purchase Agreement, dated as of May 20, 2016, by and among Global Water Resources, Inc. and certain Initial Purchasers	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2016

10.19.2	Amendment No. 1 to Note Purchase Agreement, dated December 19, 2017, by and among Global Water Resources, Inc. and the noteholders party thereto	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report Form 8-K filed with the SEC on December 22, 2017

10.19.3
Amendment No. 2 to Note Purchase Agreement dated May 20, 2016 and Amendment No. 1 to Security Agreements dated as of June 24, 2016, dated April 18, 2018, by and among Global Water Resources, Inc., Global Water, LLC, West Maricopa Combine, LLC, U.S. Bank, National Association, as collateral agent, and the noteholders party thereto

Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018

10.20	Guaranty Agreement, dated as of June 24, 2016, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.21	Guaranty Agreement, dated as of June 24, 2016, by West Maricopa Combine, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.22	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water Resources, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to the Exhibit 10.4 to Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

Exhibit Number	Description of Exhibit	Method of Filing

10.23	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.24	Pledge and Security Agreement, dated as of June 24, 2016, by and between West Maricopa Combine, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016

10.25	Standstill Agreement, dated March 19, 2021, by and among Global Water Resources, Inc., Levine Investments Limited Partnerships, William S. Levine, Jonathan L. Levine, and Andrew M. Cohn	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2021

10.26	Global Water Resources, Inc. 2018 Stock Option Plan*	Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 6, 2018

10.27	Global Water Resources, Inc. 2020 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020

10.28	Loan Agreement, dated April 30, 2020, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020

10.29	Guaranty Agreement, dated as of April 30, 2020, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020

10.30	Guaranty Agreement, dated as of April 30, 2020, by West Maricopa Combine, LLC	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020

10.31	Pledge and Security Agreement, dated as of April 30, 2020, by and between Global Water Resources, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020

10.32	Pledge and Security Agreement, dated as of April 30, 2020, by and between Global Water LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020

10.33	Pledge and Security Agreement, dated as of April 30, 2020, by and between West Maricopa Combine, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020

10.34	Restricted Stock Agreement with Ron L. Fleming, dated May 8, 2020*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2020

10.35	Restricted Stock Agreement with Michael J. Liebman, dated May 8, 2020*	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2020

10.36	Form of Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2020

10.37	Modification Agreement dated April 30, 2021, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021

10.38	Guaranty Agreement, dated as of April 30, 2021, by Global Water Holdings, Inc.	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021

10.39	Pledge and Security Agreement, dated as of April 30, 2021, by and between Global Water Holdings, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021

10.40	Second Modification Agreement, dated July 26, 2022 by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on July 27, 2022.

10.41	First Amendment to Employment Agreement with Christopher D. Krygier, dated February 6, 2023	Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on February 10, 2023.

10.42	Securities Purchase Agreement, dated June 8, 2023, by and between Global Water Resources, Inc. and the purchasers party thereto	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 12, 2023.

10.43	Third Modification Agreement, dated June 28, 2023, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2023.

10.44	Note Purchase Agreement, dated October 26, 2023, by and between Global Water Resources, Inc. and Jackson National Life Insurance Company	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2023.

10.45	Fourth Modification Agreement, dated October 26, 2023, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2023.

Exhibit Number	Description of Exhibit	Method of Filing
10.46
Amendment No. 2 to Security Agreements, dated October 26, 2023, between and among Global Water Resources, Inc., Global Water, LLC, West Maricopa Combine, LLC, Global Water Holdings, Inc., and U.S. Bank Trust Company, National Association, in its capacity as collateral agent
Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2023.

10.47	Guaranty Agreement, dated as of January 3, 2024, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.

10.48	Guaranty Agreement, dated as of January 3, 2024, by Global Water Holdings, Inc.	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.

10.49	Guaranty Agreement, dated as of January 3, 2024, by West Maricopa Combine, LLC	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.

10.50	Pledge and Security Agreement, dated as of January 3, 2024, by and between Global Water Resources, Inc. and U.S. Bank Trust Company, National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.

10.51	Pledge and Security Agreement, dated as of January 3, 2024, by and between Global Water, LLC and U.S. Bank Trust Company, National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.

10.52	Pledge and Security Agreement, dated as of January 3, 2024, by and between Global Water Holdings, Inc. And U.S. Bank Trust Company, National Association, as collateral agent	Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.

10.53	Pledge and Security Agreement, dated as of January 3, 2024, by and between West Maricopa Combine, LLC and U.S. Bank Trust Company, National Association, as collateral agent	Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.

10.54	Employment Agreement with Joanne Ellsworth, dated November 9, 2021*	Incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022.

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

21.1	Subsidiaries of Global Water Resources, Inc.	Filed herewith

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	See signature page hereto

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith

97	Global Water Resources, Inc. Clawback Policy	Filed herewith

99.1	Arizona Corporation Commission Decision No. 74364	Incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

99.2	Arizona Corporation Commission Decision No. 78644	Filed herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

*	Management contract or compensatory plan or arrangement.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Water Resources, Inc.

Date: March 6, 2024	By:	/s/ Ron L. Fleming
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

Signature	Title	Date

/s/ Ron L. Fleming	President, Chief Executive Officer, and Chairman of the Board	March 6, 2024
Ron L. Fleming	(Principal Executive Officer)

/s/ Michael J. Liebman	Chief Financial Officer and Corporate Secretary	March 6, 2024
Michael J. Liebman	(Principal Financial and Accounting Officer)

/s/ Jonathan L. Levine	Director	March 6, 2024
Jonathan L. Levine

/s/ Richard M. Alexander	Lead Independent Director	March 6, 2024
Richard M. Alexander

/s/ Andrew M. Cohn	Director	March 6, 2024
Andrew M. Cohn

/s/ Debra Coy	Director	March 6, 2024
Debra Coy

/s/ Brett Huckelbridge	Director	March 6, 2024
Brett Huckelbridge

/s/ David Rousseau	Director	March 6, 2024
David Rousseau