Form 10-Q
period 2024-03-31
Global Water Resources, Inc.
filed 2024-05-09
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 8, 2024, the registrant had 24,176,113 shares of common stock, $0.01 par value per share, outstanding.

Table of Contents                PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Land	$2,674	$2,674
Depreciable property, plant and equipment	416,780	414,170
Construction work-in-progress	51,750	48,147
Other	697	697
Less accumulated depreciation	(145,306)	(142,367)
Net property, plant and equipment	326,595	323,321
CURRENT ASSETS:
Cash and cash equivalents	20,655	3,087
Accounts receivable, net	2,497	2,845
Customer payments in-transit	516	543
Unbilled revenue	2,835	2,755
Taxes, prepaid expenses and other current assets	2,062	2,494
Total current assets	28,565	11,724
OTHER ASSETS:
Goodwill	10,820	10,820
Intangible assets, net	8,842	8,841
Regulatory assets	2,888	2,898
Restricted cash	2,217	1,676
Right-of-use assets	1,657	1,741
Other noncurrent assets	79	74
Total other assets	26,503	26,050
TOTAL ASSETS	$381,663	$361,095
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$609	$1,027
Accrued expenses	8,927	7,129
Customer and meter deposits	1,619	1,628
Long-term debt, current portion	3,881	3,880
Leases, current portion	566	553
Total current liabilities	15,602	14,217
NONCURRENT LIABILITIES:
Line of credit	—	2,315
Long-term debt	120,978	101,341
Long-term lease liabilities	1,278	1,370
Deferred revenue - ICFA	19,768	19,656
Regulatory liabilities	6,075	6,076
Advances in aid of construction	112,723	111,529
Contributions in aid of construction, net	36,547	36,409
Deferred income tax liabilities, net	8,516	8,284
Acquisition liabilities	3,027	3,048
Other noncurrent liabilities	9,459	8,230
Total noncurrent liabilities	318,371	298,258
Total liabilities	333,973	312,475
Commitments and contingencies (Refer to Note 16)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 24,498,195 and 24,492,918 shares issued as of March 31, 2024 and December 31, 2023, respectively.	240	240
Treasury stock, 322,082 and 317,677 shares at March 31, 2024 and December 31, 2023, respectively.	(2)	(2)
Paid in capital	46,655	47,585
Retained earnings	797	797
Total shareholders’ equity	47,690	48,620
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$381,663	$361,095

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUES:
Water services	$5,226	$4,839
Wastewater and recycled water services	6,384	6,021
Unregulated revenues	—	2,268
Total revenues	11,610	13,128

OPERATING EXPENSES:
Operations and maintenance	3,284	2,789
General and administrative	4,125	3,907
Depreciation and amortization	2,934	2,655
Total operating expenses	10,343	9,351
OPERATING INCOME	1,267	3,777

OTHER INCOME (EXPENSE):
Interest income	238	5
Interest expense	(1,566)	(1,168)
Allowance for equity funds used during construction	207	299
Other, net	795	418
Total other expense	(326)	(446)

INCOME BEFORE INCOME TAXES	941	3,331
INCOME TAX EXPENSE	(250)	(865)
NET INCOME	$691	$2,466

Basic earnings per common share	$0.03	$0.10
Diluted earnings per common share	$0.03	$0.10
Dividends declared per common share	$0.08	$0.07

Weighted average number of common shares used in the determination of:
Basic	24,175,699	23,871,046
Diluted	24,295,067	24,026,617

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2022	24,095,139	$239	(224,093)	$(2)	$44,157	$—	$44,394
Dividend declared $0.07 per share	—	—	—	—	—	(1,778)	(1,778)
Stock compensation	—	—	—	—	299	—	299
Net income	—	—	—	—	—	2,466	2,466
BALANCE - March 31, 2023	24,095,139	239	(224,093)	(2)	44,456	688	45,381

BALANCE - December 31, 2023	24,492,918	240	(317,677)	(2)	47,585	797	48,620
Dividend declared $0.08 per share	—	—	—	—	(1,128)	(691)	(1,819)
Stock option exercise	5,277	—	(4,405)	—	198	—	198
Net income	—	—	—	—	—	691	691
BALANCE - March 31, 2024	24,498,195	240	(322,082)	(2)	46,655	797	47,690

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$691	$2,466
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred compensation	275	286
Depreciation and amortization	2,934	2,655
Right of use amortization	90	113
Amortization of deferred debt issuance costs and discounts	20	11
Loss (Gain) on disposal of fixed assets	2	(11)
Provision for credit losses	14	19
Deferred income tax expense	252	738
Changes in assets and liabilities
Accounts receivable	335	(393)
Other current assets	379	1,181
Accounts payable and other current liabilities	1,380	1,225
Other noncurrent assets	(17)	82
Other noncurrent liabilities	1,713	(1,888)
Net cash provided by operating activities	8,068	6,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,761)	(6,540)
Cash paid for acquisitions, net of cash acquired	—	(6,246)
Other	(4)	—
Net cash used in investing activities	(5,765)	(12,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,819)	(1,779)
Advances in aid of construction	372	202
Principal payments under finance leases	(51)	(132)
Line of credit borrowings	—	8,500
Line of credit repayments	(2,315)	(5,000)
Loan borrowings	20,000	—
Loan repayments	(11)	—
Debt issuance costs paid	(370)	—
Net cash provided by financing activities	15,806	1,791
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	18,109	(4,511)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	4,763	7,562
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$22,872	$3,051

See accompanying notes to the condensed consolidated financial statements

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$20,655	$1,907
Restricted cash	2,217	1,144
Total cash, cash equivalents, and restricted cash	$22,872	$3,051

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 are unaudited. The December 31, 2023 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023. In the Company’s opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Corporate Transactions
Other Deferred Liability
The Company received $6.7 million in contributions to facilitate the construction of infrastructure in certain areas, which is included in other noncurrent liabilities. As the infrastructure is constructed and placed into service, the corresponding amount will be transferred from the liability into advances in aid of construction during the refund period.
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
Farmers Water Co. Acquisition
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
Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.
On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company, Inc. (“Valencia”) to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of

Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. The Company received growth premiums of $0.8 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively, and has received an aggregate of $11.5 million in growth premiums to date. The growth premiums are included in “Other, net” on the Condensed Consolidated Statements of Operations.
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

	Three Months Ended March 31,
	2024	2023
(In thousands)
Basic weighted average common shares outstanding	24,176	23,871
Effect of dilutive securities:
2017 Option grant	66	97
2019 Option grant	14	27
2020 Restricted stock awards	—	11
2021 Restricted stock awards	39	21
Total dilutive securities	119	156
Diluted weighted average common shares outstanding	24,295	24,027
Anti-dilutive shares excluded from earnings per diluted shares(1)	—	—
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
While the Company reports its revenue, disaggregated by service type, on the face of the Condensed Consolidated Statements of Operations, the Company does not manage the business based on any performance measure at the individual revenue stream level. The Company does not have any customers that contribute more than 10% to the Company’s revenues or revenue streams. Additionally, the Company notes that the CODM uses consolidated financial information to evaluate the Company’s performance, which is the same basis on which he communicates the Company’s results and performance to the Board of Directors. It is upon this consolidated basis from which he bases all significant decisions regarding the allocation of the Company’s resources on a consolidated level. Based on the information described above and in accordance with the applicable literature, management has concluded that the Company is currently organized and operated as one operating and reportable segment.
Recent Accounting Pronouncements
Future Adoption of Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The

Company is assessing the timing and impact that adopting this new standard will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures that expands disclosures of significant segment expenses and includes new disclosures for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is assessing the timing and impact that adopting this new standard will have on its consolidated financial statements.
2. REGULATORY DECISION AND RELATED ACCOUNTING AND POLICY CHANGES
The Company’s regulated utilities and certain other balances are subject to regulation by the Arizona Corporation Commission (“ACC”) and meet the requirements for regulatory accounting found within Accounting Standards Codification (“ASC 980”), Regulated Operations.
In accordance with ASC 980, rates charged to utility customers are intended to recover the costs of the provision of service plus a reasonable return in the same period. Changes to the rates are made through formal rate applications with the ACC, which the Company has customarily done.
During the fourth quarter of 2023, the Company notified the ACC of its intention to file a rate case for Global Water-Farmers Water Company, Inc. (“GW-Farmers”) during 2024. The GW-Farmers rate case is anticipated to be based on a test year ended December 31, 2023 with updates for changes in post-test year plant. The Company has begun stakeholder outreach for the rate case.
During the fourth quarter of 2023, the Company notified the ACC of its intention to file a rate case for Global Water-Santa Cruz Water Company, Inc. (“GW-Santa Cruz”) and Global Water-Palo Verde Utilities Company, Inc. (“GW-Palo Verde”) in 2025. The GW-Santa Cruz and GW-Palo Verde rate case is anticipated to be based on a test year ending December 31, 2024 with updates for changes in post-test year plant. The Company has begun stakeholder outreach for the rate case.

On July 3, 2023, the Company’s GW-Palo Verde and GW-Santa Cruz utilities filed an application with the ACC for approval of an accounting order to defer and record as a regulatory asset the depreciation expense recorded for the Company’s Southwest Plant, plus the carrying cost at the authorized rate of return set in GW-Palo Verde’s and GW-Santa Cruz’s most recent rate order, until the plant is considered for recovery in the next GW-Palo Verde and GW-Santa Cruz rate case. The Southwest Plant was substantially constructed prior to 2009 to provide water, wastewater, and recycled water utility services for the area southwest of the City of Maricopa. Due to the unprecedented collapse of the housing market during the Great Recession, the nearly completed plant remained idle for well over a decade. The total cost of the Southwest Plant was approximately $38.4 million. In July 2023, $27.5 million of construction costs related to the water production plant and a portion of the wastewater processing plant was placed in service, with the remaining parts of the Southwest Plant to be placed in service once sufficient flows, provided by connection growth, are established. There can be no assurance, however, that the ACC will approve the application as submitted and the ACC could take other actions regarding the application.
In January 2024, the Company discovered that approximately $7.8 million of construction costs for the Southwest Plant had been prematurely included as “plant in service” for rate making purposes in 2007 and were reflected in the calculation of customer rates in Rate Decision No. 71878 (September 15, 2010). Those costs were also included as “plant in service” in Rate Decision No. 74364 (February 26, 2014) and Rate Decision No. 78644 (July 27, 2022). The Company disclosed this circumstance to the ACC on March 1, 2024 and on April 25, 2024, GW-Palo Verde filed an application with the ACC requesting a monthly bill credit for customers that would be in place until the conclusion of the next GW-Palo Verde rate case. If approved as filed, the impact of the bill credit would reduce revenue earned subsequent to the order by approximately $570,000 annually. There can be no assurance, however, that the ACC will approve the application as submitted and the ACC could take other actions regarding the application. In addition, further action may be taken by the ACC during the next GW-Palo Verde rate case.
On June 27, 2023, seven of the Company’s regulated utilities each filed a rate case application with the ACC for increased water rates based on a 2022 test year. In addition to a rate increase, the Company requested, among other things, the consolidation of water rates for certain of its utilities, including Global Water-Mirabell Water Company, Inc. (“GW-Mirabell”), Global Water-Lyn Lee Water Company, Inc. (“GW-Lyn Lee”), Global Water-Francesca Water Company, Inc. (“GW-Francesca”), Global Water-Tortolita Water Company, Inc. (“GW-Tortolita”), Global Water-Rincon Water Company, Inc. (“GW-Rincon”), Global Water-Las Quintas Serenas Water Company, Inc. (“GW-Las Quintas Serenas”), and Global Water-Red Rock Water Company, Inc. (“GW-Red Rock”), each located in Pima County. Of the Company’s utilities, these utilities filing rate applications make up approximately 3% of the Company’s active service connections. On February 29, 2024, the Company entered into a settlement agreement with the ACC Utilities Division Staff regarding the rate case application, which was presented to an Administrative Law Judge on April 15, 2024. The Administrative Law Judge issued a Recommended Opinion and Order (“ROO”) on May 6, 2024, which is scheduled to be heard by the Commission at the June 11, 2024 open meeting. The ROO recommends approval of the settlement agreement, which includes, among other things, a recommended collective annual revenue increase of approximately $351,000, acquisition premiums for six of the Company’s utilities, a capital structure matching the Company’s previous rate of 55% equity with a 9.6% return on equity, consolidation of the seven utilities, and a depreciation expense accounting deferral for GW-Rincon. There can be no assurance that the ACC will approve the settlement agreement and the ACC could take other actions as a result of the rate case. Further, it is possible that the ACC may determine to decrease future rates. There can also be no assurance as to the timing of when an approved rate increase (if any) would go into effect.
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
(ii) acquisition premiums relating to the Company’s acquisitions of its GW-Red Rock and Global Water - Turner Ranches Irrigation, Inc. (“GW-Turner Ranches”) utilities, which increase the rate base for such utilities and result in an increase in the annual collective revenue requirement included in the table above;
(iii) the Company’s ability to annually adjust rates to flow through certain changes in tax expense, primarily related to income taxes, without the necessity of a rate case proceeding; and
(iv) a sustainable water surcharge, which will allow semiannual surcharges to be added to customer bills based on verified costs of new water resources.

Finally, Rate Decision No. 78644 required the Company to work with ACC staff and the Residential Utility Consumer Office to prepare a Private Letter Ruling request to the Internal Revenue Service (“IRS”) to clarify whether the failure to eliminate the deferred taxes attributable to assets condemned in a transaction governed by Section 1033 of the Internal Revenue Code (“IRC”) would violate the normalization provisions of Section 168(i)(9) of the IRC. The IRS accepted the request and issued its Private Letter Ruling, dated September 22, 2023. The Private Letter Ruling determined that the deferred taxes attributable to assets condemned in a transaction governed by Section 1033 of the IRC must be eliminated and failure to do so would violate the normalization provisions of Section 168(i)(9) of the IRC. As required by Rate Decision No. 78644, the Private Letter Ruling was provided to the ACC and no further action will be taken by the ACC.
Certain accounting implications related to Rate Decision No. 78644 were recognized and recorded as of June 30, 2022, and are as follows:

•Reclassification of GW-Red Rock Water, GW-Red Rock Wastewater, and GW-Turner Ranches acquisition premiums of approximately $0.8 million in the aggregate from goodwill to regulatory assets to be included in rate base. The premiums are to be amortized over 25 years.
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
The Company’s regulatory assets and liabilities consist of the following (in thousands):

	Recovery Period	March 31, 2024	December 31, 2023
Regulatory Assets
Income taxes recoverable through future rates (1)	Various	$1,384	$1,404
Rate case expense surcharge(2)	2 years	158	221
Acquisition premiums(3)	25 years	1,261	1,269
Other regulatory assets		85	4
Total regulatory assets		$2,888	$2,898

Regulatory Liabilities
Income taxes payable through future rates(1)		$483	$488
Acquired ICFAs(4)		4,896	4,896
Depreciation adjustment(5)		696	692
Total regulatory liabilities		$6,075	$6,076
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
(3) Rate Decision No. 78319, issued on December 3, 2021, approved an acquisition premium to be amortized over 25 years related to the acquisition of the Company’s GW-Rincon utility. Amortization will begin once the Company receives a decision on its rate case filed in June 2023 that would approve the acquisition premium to be included in customer rates. The acquisition premium balance as of March 31, 2024 was approximately $0.5 million.
Rate Decision No. 78644, issued on July 27, 2022, approved acquisition premiums related to the acquisitions of the Company’s GW-Turner Ranches and GW-Red Rock utilities. Amortization began in 2022 as the acquisition premiums were included in customer rates as approved in the decision. The acquisition premium balance as of March 31, 2024 was approximately $0.7 million.

(4) The acquired Infrastructure Coordination and Financing Agreements (“ICFA”) regulatory liability relates to the offset of intangible assets related to ICFA contracts obtained in connection with the GW-Santa Cruz, GW-Palo Verde, and Sonoran Utility Services, LLC (“Sonoran”) acquisitions. When funds are received related to the acquired ICFA, a portion of these funds reduce the acquired ICFA regulatory liability and partially offset the amortization expense recognition of the related intangible asset.
(5) Rate Decision No. 78644, issued on July 27, 2022, approved an adjustment to update previously approved depreciation rates. The adjustment was incorporated into rates in accordance with the rate decision.
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
Unregulated Revenue
Unregulated revenues represent those revenues that are not subject to the ratemaking process of the ACC. Unregulated revenues are primarily related to the revenues recognized on a portion of ICFA funds received.
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
Payments for ICFAs are usually received in advance. Rate Decision No. 74364 requires a hook-up fee (“HUF”) tariff to be established for all ICFAs that come due and are paid subsequent to December 31, 2013, which is a set amount per equivalent dwelling unit determined by the ACC based on the utility and meter size. Also pursuant to Rate Decision No. 74364, as payments are received, 70% of the payment must be recorded as a HUF liability until the HUF liability is fully funded, with the remaining amount initially recorded to deferred revenue until earned. The Company is responsible for assuring that the full HUF tariff, which is the set amount determined by the rate decision, is funded in the HUF liability, even if it results in recording less than 30% of the overall ICFA funds as deferred revenue. ICFA revenue is recognized when the Company completes the performance obligations under the agreement. Following its issuance in February 2014, Rate Decision No. 74364 prohibits the Company from entering into any new ICFAs.
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

	December 31, 2023 Balance	Payments Allocated to Deferred Revenue	Revenue Recognized	March 31, 2024 Balance
Deferred Revenue - ICFA	$19,656	$112	$—	$19,768
Disaggregated Revenues
For the three months ended March 31, 2024 and 2023, disaggregated revenues from contracts with customers by major source and customer class are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
REGULATED REVENUE
Water Services
Residential	$4,162	$3,891
Irrigation	367	364
Commercial	385	285
Construction	153	127
Other water revenues	159	172
Total water revenues	5,226	4,839
Wastewater and recycled water services
Residential	5,834	5,533
Commercial	344	281
Recycled water revenues	121	120
Other wastewater revenues	85	87
Total wastewater and recycled water revenues	6,384	6,021
TOTAL REGULATED REVENUE	11,610	10,860
UNREGULATED REVENUE
ICFA revenues	—	2,268
TOTAL UNREGULATED REVENUE	—	2,268
TOTAL REVENUE	$11,610	$13,128

Contract Balances

The Company’s contract assets and liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
CONTRACT ASSETS
Accounts receivable
Water services	$1,328	$1,588
Wastewater and recycled water services	1,290	1,379
Total contract assets	$2,618	$2,967
CONTRACT LIABILITIES
Deferred revenue - ICFA	$19,768	$19,656
Total contract liabilities	$19,768	$19,656
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $19.8 million and $19.7 million at March 31, 2024 and December 31, 2023, respectively. Deferred revenue - ICFA is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. Due to the uncertainty of future events, the Company is unable to estimate when to expect recognition of deferred revenue - ICFA.
4. LEASES
The Company measures the lease liability at the present value of future lease payments, excluding variable payments based on usage or performance, and calculates the present value using implicit rates. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

During August 2023, the Company entered into a new ten-year and nine-month office lease agreement with a commencement date of June 1, 2024. The rent expense will be $5,200 for each full calendar month after a period of abated rent, with a 3% rent escalation commencing in March 2026 and annually thereafter. Tenant improvement payments are incorporated into the lease at an additional month payment of $1,840 with escalations following the same schedule as the base rent.
Rent expense arising from operating leases totaled approximately $99,000 and $93,000 for the three months ended March 31, 2024 and 2023, respectively.
The right-of-use (“ROU”) asset recorded represents the Company’s right to use an underlying asset for the lease term and ROU lease liability represents the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.

ROU assets at March 31, 2024 and December 31, 2023 consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Financing Lease	$560	$561
Operating Lease	1,097	1,180
Total	$1,657	$1,741

Lease liabilities at March 31, 2024 and December 31, 2023 consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Financing Lease	$606	$623
Operating Lease	1,238	1,300
Total	$1,844	$1,923

At March 31, 2024, the remaining aggregate annual minimum lease payments are as follows (in thousands):

	Finance Lease Obligations	Operating Lease Obligations
2024 (remaining period)	$190	$221
2025	224	430
2026	179	499
2027	73	166
2028	8	—
Thereafter	—	—
Subtotal	674	1,316
Less: amount representing interest	68	78
Total	$606	$1,238
5. PROPERTY, PLANT AND EQUIPMENT

Depreciable property, plant and equipment at March 31, 2024 and December 31, 2023 consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Equipment	$61,252	$60,536
Office buildings and other structures	64,107	64,084
Transmission and distribution plant	291,421	289,550
Total property, plant and equipment	$416,780	$414,170
Depreciation of property, plant and equipment is computed based on the estimated useful lives as follows:

Useful Lives
Equipment	3 to 30 years
Office buildings and other structures	30 years
Transmission and distribution plant	10 to 50 years
6. ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2024 and December 31, 2023 consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Billed receivables	$2,618	$2,967
Less provision for credit losses	(121)	(122)
Accounts receivable, net	$2,497	$2,845

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The goodwill balance was $10.8 million at March 31, 2024 and is related to the GW-Turner Ranches, GW-Red Rock, GW-Mirabell, GW-Francesca, GW-Tortolita, GW-Lyn Lee, GW-Las Quintas Serenas, GW-Rincon, Twin Hawks Utility, Inc., and GW-Farmers acquisitions. There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to the acquisitions.
Intangible Assets
As of March 31, 2024 and December 31, 2023, intangible assets consisted of the following (in thousands):

	March 31, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	1,532		$1,532	$1,532		$1,532
Intangible trademark	13		13	13		13
Franchise contract rights	139		139	139		139
Organizational costs	164		164	163		163
Total indefinite lived intangible assets	1,848		1,848	1,847		1,847
DEFINITE LIVED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(16,105)	1,873	17,978	(16,105)	1,873
Sonoran contract rights	7,406	(2,285)	5,121	7,406	(2,285)	5,121
Total definite lived intangible assets	25,384	(18,390)	6,994	25,384	(18,390)	6,994
Total intangible assets	$27,232	$(18,390)	$8,842	$27,231	$(18,390)	$8,841
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
Franchise contract rights and organizational costs relate to the 2018 acquisition of GW-Red Rock and the 2023 acquisition of GW-Farmers. Franchise contract rights are agreements with Pima and Pinal counties for GW-Red Rock and Pima county for GW-Farmers that allow the Company to place infrastructure in public right-of-way and permits expected to be renewable indefinitely. The organizational costs represent fees paid to federal or state governments for the privilege of incorporation and expenditures incident to organizing the corporation and preparing it to conduct business.

Acquired ICFAs and Sonoran contract rights relate to acquired rights under certain ICFAs through the 2004 acquisition of GW-Santa Cruz and GW-Palo Verde and the 2005 acquisition of Sonoran assets, respectively, which are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, the Company cannot reliably estimate when the remaining intangible assets’ amortization will be recorded. There was no amortization recorded for these balances during the three months ended March 31, 2024 and 2023.
8. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to employees through its participation in a pooled plan sponsored by an affiliate of a significant shareholder and director of the Company. Medical claims paid to the plan were approximately $0.2 million for the three months ended March 31, 2024 and $0.1 million for the three months ended March 31, 2023.
Refer to Note 1 — “Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions” (specifically the “Private Placement Offering of Common Stock” section) for additional information regarding other related party disclosures.

9. ACCRUED EXPENSES
Accrued expenses at March 31, 2024 and December 31, 2023 consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Interest	$2,018	$480
Property taxes	1,887	1,242
Customer prepayments	799	883
Accrued project liabilities	795	1,001
Dividend payable	606	606
Accrued professional fees	387	39
Accrued purchase orders	356	200
Accrued bonus	333	602
Other accrued liabilities	1,746	2,076
Total accrued expenses	$8,927	$7,129
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
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
HUF Funds - restricted cash(1)	$1,360	$—	$—	$1,360	$822	$—	$—	$822
Demand Deposit(2)	1	—	—	1	1	—	—	1
Certificate of Deposit - Restricted(1)	857	—	—	857	—	854	—	854
Contingent Consideration(3)	—	—	2,092	2,092	—	—	2,113	2,113
Total	$2,218	$—	$2,092	$4,310	$823	$854	$2,113	$3,790

(1) HUF Funds - restricted cash and Certificate of Deposit - Restricted are presented on the Restricted cash line item of the Company’s condensed consolidated balance sheets and are valued at amortized cost, which approximates fair value.

(2) Demand Deposit is presented on the Cash and cash equivalents line item of the Company’s condensed consolidated balance sheets and is valued at amortized cost, which approximates fair value.

(3) As part of the GW-Red Rock acquisition, the Company is required to pay to the seller a growth premium equal to $750 (not in thousands) for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date, or twenty years from the acquisition date. The fair value of the acquisition liability was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company’s estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate.

In addition, as part of the GW-Farmers acquisition, the Company is required to pay the seller a growth premium equal to $1,000 (not in thousands) for each new account established in the service area, up to a total aggregate growth premium of $3.5 million. The obligation period of the growth premium commences on the closing date of the acquisition and ends (i) ten years after the first new account for residential purposes is established on land that is, at the time of the closing date of the acquisition, undeveloped or unplatted and owned by the seller within the service area or (ii) ten years after the date of closing if a new account (as previously described) has not been established.

The fair value of the acquisition liability was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company’s estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate.
11. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31, 2024		December 31, 2023
	Short-term	Long-term	Short-term	Long-term
NOTES PAYABLE -
4.38% Senior Secured Notes, Series A, maturing June 2028	$—	28,750	$—	$28,750
4.58% Senior Secured Notes, Series B, maturing June 2036	3,833	72,833	3,833	72,833
6.91% Senior Secured Notes, maturing January 2034	—	20,000	—	—
	3,833	121,583	3,833	101,583
OTHER
Debt issuance costs	—	(776)	—	(426)
Loan Payable	48	171	47	184
Total debt	$3,881	$120,978	$3,880	$101,341

Debt is measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 as follows (in thousands):

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Long-term debt(1)	—	121,722	—	121,722	—	100,746	—	100,746

(1) The fair value of debt was estimated based on interest rates considered available for instruments of similar terms and remaining maturities.

Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A carries a principal balance of $28.8 million and bears an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028 (the “Series A Notes”). Series B carries a principal balance of $76.7 million and bears an interest rate of 4.58% over a 20-year term, with the principal payment due on June 15, 2036 (the “Series B Notes”). The Series B Notes were interest only for the first five years, with $1.9 million principal payments paid semiannually in June and December thereafter beginning December 2021.
The Series A Notes and the Series B Notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The Series A Notes and the Series B Notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter ending during the period from and after June 30, 2024. As of March 31, 2024, the Company was in compliance with its financial debt covenants relating to the Series A Notes and the Series B Notes.
Additionally, on October 26, 2023, the Company entered into a note purchase agreement for the issuance of an aggregate principal amount of $20 million of 6.91% Senior Secured Notes due on January 3, 2034 (the “6.91% Notes” and collectively with the Series A Notes and the Series B Notes, the “Senior Secured Notes”). Pursuant to the terms of the 6.91% Note purchase agreement, the Company issued the 6.91% Notes on January 3, 2024. The 6.91% Notes accrue interest at 6.91% per annum from the date of issuance, payable semi-annually on January 3 and July 3 of each year, beginning on July 3, 2024, with a balloon payment due on January 3, 2034.

The 6.91% Notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The 6.91% Notes also contain a provision limiting the payment of dividends if the Company falls below a debt service coverage ratio of 1.20 for any fiscal quarter ended on or before June 15, 2024 and 1.25 for any fiscal quarter ended during the period from and after June 16, 2024. As of March 31, 2024, the Company was in compliance with its financial debt covenants relating to 6.91% Notes.

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
Revolving Credit Line
On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation (“Northern Trust”), which was initially for a two-year revolving line of credit up to $10.0 million with a maturity date of April 30, 2022. This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, initially bore an interest rate equal to the London Interbank Offered Rate (LIBOR) plus 2.00% and had no unused line fee.
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

The Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. Additionally, the Northern Trust Loan Agreement contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants are subject to various qualifications and limitations as set forth in the Northern Trust Loan Agreement. Pursuant to the Northern Trust Loan Agreement, the revolving credit facility is subject to certain customary events of default after which the revolving credit facility could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. As of March 31, 2024, the Company was in compliance with its financial debt covenants under the Northern Trust Loan Agreement.
As of March 31, 2024, the Company had no outstanding borrowings under this credit line. As of December 31, 2023, the outstanding borrowings on this credit line were approximately $2.3 million. There were approximately $16,000 and $25,000 unamortized debt issuance costs as of March 31, 2024 and December 31, 2023, respectively.

At March 31, 2024, the remaining aggregate annual maturities of debt obligations are as follows (in thousands):

Debt
2024 (remaining period)	$3,869
2025	3,884
2026	3,887
2027	3,892
2028	32,604
2029	3,833
Thereafter	73,666
Subtotal	125,635
Less: amount representing unamortized discount and debt issuance costs	776
Total	$124,859
12. INCOME TAXES
For the three months ended March 31, 2024, tax expense of $0.3 million was recorded on pre-tax income of $0.9 million, compared to tax expense of $0.9 million recorded on pre-tax income of $3.3 million for the three months ended March 31, 2023.
The income tax provision was computed on the Company’s estimated effective tax rate and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items. The Company’s effective tax rate decreased during the three months ended March 31, 2024 primarily due to a decrease of approximately $2.4 million in pre-tax income for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
13. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. The Company recognizes compensation expense associated with the options over the vesting period.
2017 stock option grant
In August 2017, GWRI’s Board of Directors granted stock options to acquire 465,000 shares of GWRI’s common stock to employees throughout the Company. The options were granted with an exercise price of $9.40, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on August 10, 2017. The options vested over a four-year period, with 25% having vested in August 2018, 25% having vested in August 2019, 25% having vested in August 2020, and 25% having vested in August 2021. The options have a 10-year life. The Company expensed the $1.1 million fair value of the stock option grant ratably over the four-year vesting period. As of August 2021, these options were fully expensed. As of March 31, 2024, 84,671 options have been exercised and 115,708 options have been forfeited with 264,621 options outstanding.
2019 stock option grant
In August 2019, GWRI’s Board of directors granted stock options to acquire 250,000 shares of GWRI’s common stock to employees throughout the Company. The options were granted with an exercise price of $11.26, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on August 13, 2019. The options vested over a four-year period, with 25% having vested in August 2020, 25% having vested in August 2021, 25% having vested in August 2022, and 25% having vested in August 2023. The options have a 10-year life. The Company expensed the $0.8 million fair value of the stock option grant ratably over the four-year vesting period. As of August 2023, these options were fully expensed. Stock-based compensation expense of $43,000 was recorded for the three months ended March 31, 2023. As of March 31, 2024, 13,257 options have been exercised and 105,757 options have been forfeited with 130,986 options outstanding.

Restricted stock units
Restricted stock units are granted in the first quarter based on the prior year’s performance and vest over a three-year period. The units are credited quarterly using the closing price of the Company’s common stock on the applicable record date for the respective quarter. The following table details total awards granted and the number of units outstanding as of March 31, 2024, along with the amounts paid to holders of the restricted stock units (“RSUs”) for the three months ended March 31, 2024 and 2023 (in thousands, except unit amounts):

			Amounts Paid For the Three Months Ended March 31,
Grant Date	Units Granted	Units Outstanding	2024	2023
Q1 2020	22,481	—	—	24
Q1 2021(1)	27,403	—	28	30
Q1 2022(1)	22,262	7,112	23	25
Q1 2023(1)	30,366	19,399	32	—
Q1 2024(1)	30,962	30,962	—	—
Total	133,474	57,473	$83	$79
(1)Pursuant to the Global Water Resources, Inc. 2020 Omnibus Incentive Plan, effective May 7, 2020, long-term incentive awards are no longer granted in the form of PSUs and are granted as RSUs instead.

Stock appreciation rights
The following table details the recipients of the stock appreciation rights (“SARs”) awards, the grant date, units granted, exercise price, outstanding units as of March 31, 2024 and amounts paid during the three months ended March 31, 2024 and 2023 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Three Months Ended March 31,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2024	2023
Members of Management (1)(2)	Q1 2015	299,000	$4.26	12,500	$—	$165
Members of Management (1)(3)	Q1 2018	33,000	$8.99	8,250	—	—
Total		332,000		20,750	$—	$165
(1)The SARs vested ratably over 16 quarters from the grant date.
(2)The exercise price was determined to be the fair market value of one share of GWR Global Water Resources Corp. stock on the grant date of February 11, 2015.
(3)The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of March 12, 2018.

For the three months ended March 31, 2024, the Company recorded approximately $0.1 million of negative compensation expense related to the RSUs and SARs. No compensation expense was recorded for the three months ended March 31, 2023. These are liability awards, so when the stock price decreases, cumulative compensation expense is reduced, which can lead to negative compensation in a given period. Based on GWRI’s closing share price on March 28, 2024 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

RSUs
2024 (remaining period)	$259
2025	255
2026	131
Total	$645

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
The following table details the RSA units granted during the three months ended March 31, 2024 and 2023, as well as the compensation expense related to the grant and partial vesting of RSAs for the three months ended March 31, 2024 and 2023 (in thousands, except share amounts):

	For The Three Months Ended March 31,
	2024	2023
Compensation expense	$198	$255
RSAs issued	0	0
14. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Supplemental cash flow information:
Cash paid for interest	$25	$23
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$95	$185
Business acquisition through issuance of contingent consideration payable	$—	1,330
Finance lease additions	$38	$—
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

Under the terms of the purchase agreement, the Company is obligated to pay the seller a growth premium equal to $1,000 for each new account established in the service area, up to a total aggregate growth premium of $3.5 million. The obligation period of the growth premium commences on the closing date of the acquisition and ends (i) ten years after the first new account for residential purposes is established on land that is, at the time of the closing date of the acquisition, undeveloped or unplatted and owned by the seller within the service area or (ii) ten years after the date of closing if a new account (as described above) has not been established. The assumptions and estimates used in determining the acquisition liability related to the growth premium are consistent with previous acquisitions. As of March 31, 2024, the remaining liability was $1.3 million.

The purchase price allocation of the net assets acquired in the transaction is as follows as of the acquisition date (in thousands):

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
On October 16, 2018, the Company completed the acquisition of GW-Red Rock, an operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona. Under the terms of the purchase agreement, the Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. As of March 31, 2024, no meters have been installed and no accounts have been established in any of the three growth premium areas.
Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect the Company’s financial position, results of operations, or cash flows.

17. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through May 8, 2024, which is the date the financial statements was available to be issued and also the filing date. There are no other subsequent events that require disclosure, except for the following:
Global Water - 2024 Acquisition A, Inc. (“GW-Acquisition”), a wholly owned subsidiary of the Company, entered into an asset purchase agreement with the City of Tucson effective April 25, 2024, pursuant to which GW-Acquisition will acquire seven public water systems from the City of Tucson serving approximately 2,200 water service connections in an all-cash transaction for a purchase price of $8.4 million. The public water systems are located in and around Pima County. The transaction remains subject to customary closing conditions and approval by the ACC. The estimated rate base of the seven water systems is approximately $7.8 million.

On April 30, 2024, the Company’s GW-Rincon utility entered into a loan agreement with the Water Infrastructure Finance Authority of Arizona for a principal amount of $2.4 million to improve the utility’s infrastructure, of which $0.7 million is forgivable. The loan is due on April 1, 2044 and bears an interest rate of 4.911%, with monthly payments beginning on November 1, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations (“MD&A”) relate to the three months ended March 31, 2024 and should be read together with the consolidated financial statements and accompanying notes included in Part I, Item 1 of this report.
Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward-looking statements include future estimates described in “Business Outlook”, “Factors Affecting our Results of Operations”, and “Liquidity and Capital Resources”. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, growth, and opportunities; future financial performance; regulatory and Arizona Corporation Commission (“ACC”) proceedings, decisions, and approvals, such as the anticipated benefits resulting from rate decisions, including any collective revenue increases due to new water and wastewater rates, our beliefs and expectations pertaining to ACC actions relating to our Southwest Plant, as well as the outcome and timing of our rate case and other applications with the ACC, including our applications for the approval of an accounting order and the approval of an annual bill credit, in each case, relating to the Southwest Plant; our plans relating to future filings of our rate cases with the ACC; acquisition plans and our ability to complete additional acquisitions, including the anticipated acquisition of seven public water systems from the City of Tucson and the expected increase in active water service connections resulting from such acquisition; population and growth projections; technologies, including expected benefits from implementing such technologies; revenues; metrics; operating expenses; trends relating to our industry, market, population and job growth, and housing permits; the adequacy of our water supply to service our current demand and growth for the foreseeable future; liquidity and capital resources; plans and expectations for capital expenditures; cash flows and uses of cash; dividends; depreciation and amortization; tax payments; our ability to repay indebtedness and invest in initiatives; the anticipated impact and resolutions of legal matters; the anticipated impact of new or proposed laws, including regulatory requirements, tax changes, and judicial decisions; and the anticipated impact of accounting changes and other pronouncements.
Forward-looking statements should not be read as a guarantee of future performance or results. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward-looking statement. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including risks related to legal, regulatory, and legislative matters; risks related to our business and operations; risks related to market and financial matters; risk related to technology; risks related to the ownership of our common stock; and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These and other factors are discussed in the risk factors described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) as updated from time to time in our subsequent filings with the Securities and Exchange Commission (the “SEC”). Additional risks and uncertainties include, but are not limited to, whether all conditions precedent in the asset purchase agreement to acquire the seven public water systems from the City of Tucson will be satisfied, including the receipt of ACC approval, and other risks to consummation of the acquisition, including circumstances that could give rise to the termination of the asset purchase agreement and the risk that the transaction will not be consummated without undue delay, cost or expense, or at all. Any forward-looking statement speaks only as of the date of this report. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
GWRI is a water resource management company that owns, operates, and manages thirty-two water, wastewater, and recycled water systems in strategically located communities, principally in metropolitan Phoenix and Tucson, Arizona. The Company seeks to deploy an integrated approach, referred to as “Total Water Management.” Total Water Management is a comprehensive approach to water utility management that reduces demand on scarce non-renewable water sources and costly renewable water supplies, in a manner that ensures sustainability and greatly benefits communities both environmentally and economically. This approach employs a series of principles and practices that can be tailored to each community:
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

Business Outlook

During the second half of 2023, we experienced an increase in the rate of connection growth, which has continued into the first three months of 2024. According to the most recent U.S. Census estimates, the Phoenix metropolitan statistical area (“MSA”) is the 10th largest MSA in the U.S. and had an estimated population of 5.1 million, an increase of 4.6% over the 4.8 million people reported in the 2020 Census. Metropolitan Phoenix continues to grow due to its comparatively affordable housing, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 5.8 million people by 2030 and 6.5 million by 2040. Arizona’s job growth increased by 2.2% during the first three months of 2024 as compared to the same period for the prior year, ranking the state in the top ten nationally as of March 31, 2024.

While we saw an overall weakness in the market for single-family housing during the first half of 2023, according to the W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus Panel the outlook is improving. They anticipate permitting to increase in 2024 due to the improvement that started in the second half of 2023 combined with the expectations of modestly declining mortgage rates in 2024. Further, single family permits in the City of Maricopa increased 131% for the three months ended March 31, 2024 as compared to the same period in the prior year. Management believes that we are well-positioned to benefit from the growth expected in the Phoenix metropolitan area due to the availability of lots, existing infrastructure in place within our services areas, and increased activity related to multi-family developments.
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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. As of March 31, 2024, active service connections increased 2,642, or 4.4%, to 62,451 compared to 59,809 active service connections as of March 31, 2023, primarily due to organic growth in our service areas. Approximately 89.4% of the 62,451 active service connections are serviced by our Global Water - Santa Cruz Water Company, Inc. (“GW-Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“GW-Palo Verde”) utilities as of March 31, 2024.

The graph below presents the historical change in active connections for our ongoing operations over the past five years.

Total Active Connections
65,000
62,500
60,000
57,500
55,000
52,500
50,000
47,500
45,000
42,500
44,152
45,823
46,227
48,899
50,162
53,882
55,012
56,270
59,809
61,791
62,451
Mar-19
Dec-19
Mar-20
Dec-20
Mar-21
Dec-21
Mar-22
Dec-22
Mar-23
Dec-23
Mar-24

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

We are required to file rate cases with the ACC to obtain approval for a change in rates. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. We believe it is common industry practice to file for a rate increase every three to five years. Refer to “—Rate Case and Regulatory Activity” below and Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.
Additionally, our water and wastewater utility operations are subject to extensive regulation by U.S. federal, state, and local regulatory agencies that enforce environmental, health, and safety requirements, which affect all of our regulated subsidiaries. Environmental, health and safety, and water quality regulations are complex, change frequently, and have tended to become more stringent over time. Although it is difficult to project the ultimate costs of complying with pending or future requirements, we do not expect requirements under current regulations to have a material impact on our operations or financial condition, though it is possible new methods of treating drinking water may be required if additional regulations become effective in the future.
On April 10, 2024, the U.S. Environmental Protection Agency (“EPA”) finalized the National Primary Drinking Water Regulation (“NPDWR”) establishing legally enforceable levels, called maximum contaminant levels (“MCLs”), for six per- and polyfluoroalkyl substances or compounds (“ PFAS”) in drinking water. The EPA also finalized health-based, non-enforceable maximum contaminant level goals for these PFAS. The final rule requires: that public water systems, such as the Company, must monitor for these PFAS and have three years to complete initial monitoring, followed by ongoing compliance monitoring. Public water systems must also provide the public with information on the levels of these PFAS in their drinking water beginning in 2027. Public water systems have five years to implement solutions that reduce these PFAS if monitoring shows that drinking water levels exceed the MCLs applicable. Beginning in five years, public water systems that have PFAS in drinking water which violate one or more of these MCLs must take action to reduce levels of these PFAS in their drinking water and must provide notification to the public of the violation.
We are in process of complying with the first requirement of the rule mandating initial monitoring for all of our utilities. Initial monitoring completed through March 31, 2024 indicated PFAS levels in quantities that exceed the NPDWR for two of our smaller utilities in which treatment options are being evaluated, and monitoring at all of our utilities will occur in accordance with the rule requirements.
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
The limited geographic diversity of our service areas makes the results of our operations more sensitive to the effect of local weather extremes. The second and third quarters of the year are generally those in which water services revenue and wastewater services revenues are highest. For additional information and risks associated with weather and seasonality, see “Risk Factors,” included in Part I, Item 1A of the 2023 Form 10-K.
Access to and Quality of Water Supply
In many areas of Arizona (including certain areas that we service), water supplies are limited and, in some cases, current usage rates exceed sustainable levels for certain water resources. We currently rely predominantly (and are likely to continue to rely) on the pumping of groundwater and the generation and delivery of recycled water for non-potable uses to meet future demands in our service areas. At present, groundwater (and recycled water derived from groundwater) is the primary water supply available to us. In addition, regulatory restrictions on the use of groundwater and the development of groundwater wells, lack of available water rights, drought, overuse of local or regional sources of water, protection of threatened species or habitats, or other factors, including climate change, may limit the availability of ground or surface water. Additionally, in the majority of the Phoenix Active Management Area, the Arizona Department of Water Resources (“ADWR”) has paused the issuance of new certificates of assured water supply based on groundwater and paused modifications of any designations of assured water supply for the increase in groundwater. Approximately 1.76% of the Company’s water connections are located within the Phoenix Active Management Area. We believe that we have an adequate supply of water to service our current demand and growth for the foreseeable future in our service areas. For additional information and risks associated with the access to and quality of water supply, see “Risk Factors,” included in Part I, Item 1A of the 2023 Form 10-K.
Rate Case and Regulatory Activity
During the fourth quarter of 2023, the Company notified the ACC of its intention to file a rate case for Global Water-Farmers Water Company, Inc. (“GW-Farmers”) during 2024. Also during the fourth quarter of 2023, the Company notified the ACC of its intention to file a rate case for GW-Santa Cruz and GW-Palo Verde in 2025.
On July 3, 2023, the Company’s GW-Palo Verde and GW-Santa Cruz utilities filed an application with the ACC for approval of an accounting order to defer and record as a regulatory asset the depreciation expense recorded for the Company’s Southwest Plant, plus the carrying cost at the authorized rate of return set in GW-Palo Verde’s and GW-Santa Cruz’s most recent rate order, until the plant is considered for recovery in the next GW-Palo Verde and GW-Santa Cruz rate case. In January 2024, the Company discovered that approximately $7.8 million of construction costs for the Southwest Plant had been prematurely included as “plant in service” for rate making purposes in 2007 and were reflected in the calculation of customer rates in Rate Decision No. 71878 (September 15, 2010). Those costs were also included as “plant in service” in Rate Decision No. 74364 (February 26, 2014) and Rate Decision No. 78644 (July 27, 2022). The Company disclosed this circumstance to the ACC on March 1, 2024 and on April 25, 2024, GW-Palo Verde filed an application with the ACC requesting a monthly bill credit for customers that would be in place until the conclusion of the next GW-Palo Verde rate case. If approved as filed, the impact of the bill credit would reduce revenue earned subsequent to the order by approximately $570,000 annually. There can be no assurance, however, that the ACC will approve the application as submitted and the ACC could take other actions regarding the application. In addition, further action may be taken by the ACC during the next GW-Palo Verde rate case.
On June 27, 2023, seven of the Company’s regulated utilities each filed a rate case application with the ACC for increased water rates based on a 2022 test year. In addition to a rate increase, the Company requested, among other things, the consolidation of water rates for certain of its utilities, including Global Water-Mirabell Water Company, Inc. (“GW-Mirabell”), Global Water-Lyn Lee Water Company, Inc. (“GW-Lyn Lee”), Global Water-Francesca Water Company, Inc. (“GW-Francesca”), Global Water-Tortolita Water Company, Inc. (“GW-Tortolita”), Global Water-Rincon Water Company, Inc.

(“GW-Rincon”), Global Water-Las Quintas Serenas Water Company, Inc. (“GW-Las Quintas Serenas”), and Global Water-Red Rock Water Company, Inc. (“GW-Red Rock”), each located in Pima County. Refer to Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.
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
The ACC also approved: (i) the consolidation of water and/or wastewater rates to create economies of scale that are beneficial to all customers when rates are consolidated; (ii) acquisition premiums relating to the Company’s acquisitions of its GW-Red Rock and Global Water - Turner Ranches Irrigation, Inc. utilities, which increase the rate base for such utilities and result in an increase in the annual collective revenue requirement included in the table above; (iii) the Company’s ability to annually adjust rates to flow through certain changes in tax expense, primarily related to income taxes, without the necessity of a rate case proceeding; and (iv) a sustainable water surcharge, which will allow semiannual surcharges to be added to customer bills based on verified costs of new water resources.

Finally, Rate Decision No. 78644 required the Company to work with ACC staff and the Residential Utility Consumer Office to prepare a Private Letter Ruling request to the Internal Revenue Service (“IRS”) to clarify whether the failure to eliminate the deferred taxes attributable to assets condemned in a transaction governed by Section 1033 of the Internal Revenue Code (“IRC”) would violate the normalization provisions of Section 168(i)(9) of the IRC. The IRS accepted the request and issued its Private Letter Ruling, dated September 22, 2023. The Private Letter Ruling determined that the deferred taxes attributable to assets condemned in a transaction governed by Section 1033 of the IRC must be eliminated and failure to do so would violate the normalization provisions of Section 168(i)(9) of the IRC. As required by Rate Decision No. 78644, the Private Letter Ruling was provided to the ACC and no further action will be taken by the ACC.
Refer to Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding the Company’s rate case and regulatory activity.
Corporate Transactions
Private Placement Offering of 6.91% Senior Secured Notes
On October 26, 2023, the Company entered into a note purchase agreement for the issuance of an aggregate principal amount of $20 million of 6.91% Senior Secured Notes due on January 3, 2034. Pursuant to the terms of the note purchase agreement, the Company issued the notes on January 3, 2024.
Refer to Note 11 - “Debt” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional details.
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

Farmers Water Co. Acquisition
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
Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table summarizes results of operations for the three months ended March 31, 2024 and 2023 (in thousands, except for share amounts):

	For the Three Months Ended March 31,
	2024	2023
Revenues	$11,610	$13,128
Operating expenses	10,343	9,351
Operating income	1,267	3,777
Total other expense	(326)	(446)
Income before income taxes	941	3,331
Income tax expense	(250)	(865)
Net income	$691	$2,466

Basic earnings per common share	$0.03	$0.10
Diluted earnings per common share	$0.03	$0.10

Revenues – The following table summarizes revenues for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Water services	$5,226	$4,839
Wastewater and recycled water services	6,384	6,021
Unregulated revenues	—	2,268
Total revenues	$11,610	$13,128

Total revenues decreased $1.5 million, or 11.6%, to $11.6 million for the three months ended March 31, 2024 compared to $13.1 million for the three months ended March 31, 2023. The decrease in revenue was primarily attributable to the recognition of $2.3 million in unregulated revenue related to infrastructure coordination and financing agreements (“ICFA”) during the three months ended March 31, 2023 that did not occur in the current period, partially offset by an increase of $0.8 million in regulated revenue primarily from organic connection growth and one additional month of revenue resulting from the February 2023 acquisition of GW-Farmers for the three months ended March 31, 2024 as compared to the same period for the prior year.
Water Services – Water services revenue increased $0.4 million, or 8.0%, to $5.2 million for the three months ended March 31, 2024 compared to $4.8 million for the three months ended March 31, 2023. The increase in water services revenue was primarily related to the organic connection growth of 4.4%.

Water services revenue based on consumption increased $0.1 million, or 9.5%, to $1.7 million for the three months ended March 31, 2024 compared to $1.6 million for the three months ended March 31, 2023. The moderate increase was primarily driven by organic growth.
Active water connections increased 4.4% to 34,715 as of March 31, 2024 from 33,298 as of March 31, 2023, primarily due to organic growth in our service areas.
Water consumption increased 6.8% to 0.7 billion gallons for the three months ended March 31, 2024 from 0.6 billion for the three months ended March 31, 2023. The increase in consumption was primarily attributable to organic growth in our service areas.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.3 million, or 8.0%, to $3.4 million for the three months ended March 31, 2024 compared to $3.1 million for the three months ended March 31, 2023. The increase was primarily due to growth in active service connections.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.4 million, or 6.0%, to $6.4 million for the three months ended March 31, 2024 compared to $6.0 million for the three months ended March 31, 2023. The increase in wastewater and recycled water services revenue was primarily driven by a $0.4 million increase in wastewater services revenue, which reflects a 4.6% increase in active wastewater connections from 26,511 as of March 31, 2023 to 27,736 as of March 31, 2024.
Recycled water services revenue, which is based on the volume of recycled gallons delivered, was $0.1 million for both the three months ended March 31, 2024 and March 31, 2023. Consumption of recycled water was consistent for both periods.

Operating Expenses – The following table summarizes operating expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Operations and maintenance	$3,284	$2,789
General and administrative	4,125	3,907
Depreciation and amortization	2,934	2,655
Total operating expenses	$10,343	$9,351
Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax, increased $0.5 million, or 17.7%, to $3.3 million for the three months ended March 31, 2024 compared to $2.8 million for the three months ended March 31, 2023.

Total personnel expenses increased $0.3 million, or 36.7%, to $1.3 million for the three months ended March 31, 2024 compared to $0.9 million for the three months ended March 31, 2023. The increase in personnel expenses was primarily related to an increase of $0.1 million in salary and wages, higher medical insurance expenses of $0.2 million, and an additional month of personnel expenses attributable to GW-Farmers for the three months ended March 31, 2024 as compared to the same period for the prior year.
Other notable increases were related to purchased power and property taxes, partially offset by a moderate decrease in chemicals, consumables and supplies.
General and Administrative – General and administrative costs include the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $0.2 million, or 5.6%, to $4.1 million for the three months ended March 31, 2024 compared to $3.9 million for the three months ended March 31, 2023.
Total personnel expenses increased $0.2 million, or 11.5%, to $1.9 million for the three months ended March 31, 2024 compared to $1.7 million for the three months ended March 31, 2023. The increase was primarily related to higher medical insurance expenses and increased salaries and wages as a result of an increase in employee headcount.
Other notable increases were related to contract services, regulatory expenses, and board compensation expenses as a direct result of the change in the Company’s stock price impacting certain valuations, which were partially offset by a decrease in professional fees.
Depreciation and amortization - Depreciation and amortization expense increased $0.2 million, or 10.5%, to $2.9 million for the three months ended March 31, 2024, compared to $2.7 million for the three months ended March 31, 2023. The increase was primarily driven by additional depreciation expense recorded as a direct result of the increase in fixed assets, which includes certain assets related to the Southwest Plant put into service July 2023.
Other Expense – Other expense decreased $0.1 million, or 26.9%, to $0.3 million for three months ended March 31, 2024 from $0.4 million for the three months ended March 31, 2023, which was primarily attributable an increase of $0.4 million in Buckeye growth premiums and a $0.2 million increase in interest income, which was partially offset by an increase of $0.4 million in interest expense primarily related to the senior secured notes issued in January 2024 (refer to “—Corporation Transactions” above for additional information) and a decrease of $0.1 million in the equity portion of the allowance for funds used during construction (“AFUDC”).
Income Tax Expense – Income tax expense of $0.3 million was recorded for the three months ended March 31, 2024 compared to income tax expense of $0.9 million for the three months ended March 31, 2023. The primary driver for the change was due to the decrease in pre-tax income for three months ended March 31, 2024.
Net Income – Net income totaled $0.7 million for the three months ended March 31, 2024 compared to net income of $2.5 million for the three months ended March 31, 2023. The $1.8 million decrease was primarily attributable to the recognition of $2.3 million of ICFA related revenue during the three months ended March 31, 2023 that did not occur in the current period and an increase in operating expenses of approximately $1.0 million, partially offset by an increase in regulated revenue of $0.8 million and decreased tax expense of $0.6 million.
Outstanding Share Data
As of May 8, 2024, there were 24,176,113 shares of the Company’s common stock outstanding and stock-based awards outstanding to acquire an additional 395,607 shares of the Company’s common stock.
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
As of March 31, 2024, the Company has no notable near-term cash expenditures, other than the principal payments for its Series B Notes (as defined below) in the amount of $1.9 million due in both June 2024 and December 2024. While specific facts and circumstances could change, the Company believes that with the cash on hand and the ability to draw on its $15.0 million revolving line of credit, it will be able to generate sufficient cash flows to meet its operating cash flow requirements and capital expenditure plan, as well as remain in compliance with its debt covenants, for the next twelve months and beyond.
In March 2014, the Company initiated a dividend program to declare and pay a monthly dividend. On November 30, 2023, the Company announced a monthly dividend increase to 0.02508 per share (0.30096 per share annually) from 0.02483 per share (0.29796 per share annually). Although the Company expects that monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of the Company’s board of directors and is subject to legal requirements and debt service ratio covenant requirements (refer to “—Senior Secured Notes” and “—Revolving Credit Line”).
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
For the three months ended March 31, 2024, net cash provided by operating activities totaled approximately $8.1 million compared to $6.5 million for the three months ended March 31, 2023. The $1.6 million increase in cash from operating activities was primarily driven by an increase in noncurrent liabilities for the three months ended March 31, 2024 as a result of funds received related to ICFA payments during the first three months in 2024 compared to an overall decrease in noncurrent liabilities for three months ended March 31, 2023 largely attributable to the recognition of ICFA related revenue, partially offset by a decrease in net income for the three months ended March 31, 2024 compared to the prior year period. In addition, there were other notable fluctuations in working capital accounts.
Cash from Investing Activities
The net cash used in investing activities totaled approximately $5.8 million for the three months ended March 31, 2024 compared to $12.8 million for the three months ended March 31, 2023. The $7.0 million decrease in cash used in investing activities was primarily driven by the $6.2 million cash paid for the acquisition of GW-Farmers (net of cash acquired) in February 2023 and a decrease in capital expenditures of $0.8 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
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
Cash from Financing Activities

The net cash provided by financing activities totaled $15.8 million for the three months ended March 31, 2024, a $14.0 million increase, as compared to the $1.8 million in cash provided by financing activities for the three months ended March 31, 2023. This increase was primarily driven by the $20 million received from the senior secured notes issuance in January 2024, partially offset by $2.3 million of repayments on the Company’s revolving line of credit in the three months ended March 31, 2024 as compared to $3.5 million of net borrowings against the line of credit in the three months ended March 31, 2023.

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
The Series A Notes and the Series B Notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest, and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The Series A Notes and the Series B Notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. The debt service ratio increases to 1.25 for any fiscal quarter ending during the period from and after June 30, 2024. As of March 31, 2024, the Company was in compliance with its financial debt covenants relating to the Series A Notes and the Series B Notes.
Additionally, on January 3, 2024, the Company issued $20.0 million aggregate principal amount of 6.91% Senior Secured Notes due on January 3, 2034 (the “6.91% Notes” and collectively with the Series A Notes and the Series B Notes, the “Senior Secured Notes”). The 6.91% Notes accrue interest at 6.91% per annum from the date of issuance, payable semi-annually on January 3 and July 3 of each year, beginning on July 3, 2024, with a balloon payment due on January 3, 2034.
The 6.91% Notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The 6.91% Notes also contain a provision limiting the payment of dividends if the Company falls below a debt service coverage ratio of 1.20 for any fiscal quarter ended on or before June 15, 2024 and 1.25 for any fiscal quarter ended during the period from and after June 16, 2024. As of March 31, 2024, the Company was in compliance with its financial debt covenants relating to 6.91% Notes.
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
Debt issuance costs as of March 31, 2024 and December 31, 2023 were $0.8 million and $0.4 million, respectively.
Revolving Credit Line
On April 30, 2020, the Company entered into an agreement with The Northern Trust Company, an Illinois banking corporation (“Northern Trust”), which was initially for a two-year revolving line of credit up to $10.0 million with a maturity date of April 30, 2022. This credit facility, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, initially bore an interest rate equal to the London Interbank Offered Rate (LIBOR) plus 2.00% and had no unused line fee.
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
Similar to the Senior Secured Notes, the Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of

1.25. However, for the quarter ended June 30, 2021 through the quarter ending March 31, 2024, the debt service ratio drops to 1.20. Additionally, the Northern Trust Loan Agreement contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants are subject to various qualifications and limitations as set forth in the Northern Trust Loan Agreement. Pursuant to the Northern Trust Loan Agreement, the revolving credit facility is subject to certain customary events of default after which the revolving credit facility could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. As of March 31, 2024, the Company was in compliance with its financial debt covenants under the Northern Trust Loan Agreement.
As of March 31, 2024, the Company had no outstanding borrowings under the revolving line of credit with Northern Trust. There were approximately $16,000 and $25,000 unamortized debt issuance costs as of March 31, 2024 and December 31, 2023, respectively.
Refer to Note 11 — “Debt” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding the Senior Secured Notes and the Company’s revolving line of credit.
Other Recent Financing Activity
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
Contractual Obligations
Except as described below, there have been no additional material changes in our reported contractual obligations from those disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” in the 2023 10-K.
On January 3, 2024, the Company issued $20.0 million aggregate principal amount of 6.91% Senior Secured Notes due on January 3, 2034. Refer to additional details under “– Liquidity and Capital Resources – Debt ” above.
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
There have been no significant changes to our critical accounting policies from those disclosed under “Managements’ Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in the 2023 10-K.
Off Balance Sheet Arrangements
As of March 31, 2024 and 2023, the Company did not have any off-balance sheet arrangements.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no material change in the Company’s internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
In the ordinary course of business, the Company may, from time to time, be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. To our knowledge, the Company is not involved in any legal proceeding which is expected to have a material effect on the Company.
ITEM 1A.     RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in Part I, Item 1A of the 2023 10-K. There have been no material changes in the risk factors from those discussed in “Risk Factors” included in Part I, Item 1A of the 2023 10-K.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended March 31, 2024, other than as reported in our Current Reports on Form 8-K filed with the SEC.
b) Use of Proceeds
None.
c) Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock the Company made during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2024	—	$—	—	$—
February 1 to February 29, 2024	3,314	12.94	—	—
March 1 to March 31, 2024	1,091	12.95	—	—
Total	4,405		—	$—

(1) Represents shares withheld from employees to satisfy certain tax obligations due in connection with the vesting of restricted stock awards granted under the Global Water Resources, Inc. 2020 Omnibus Incentive Plan. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 4, 2016.

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed May 4, 2016.

4.1	Form of 6.91% Senior Secured Notes due on January 3, 2034	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.

10.1	Guaranty Agreement, dated as of January 3, 2024, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.

10.2	Guaranty Agreement, dated as of January 3, 2024, by Global Water Holdings, Inc.	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.

10.3	Guaranty Agreement, dated as of January 3, 2024, by West Maricopa Combine, LLC	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.

10.4	Pledge and Security Agreement, dated as of January 3, 2024, by and between Global Water Resources, Inc. and U.S. Bank Trust Company, National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.

10.5	Pledge and Security Agreement, dated as of January 3, 2024, by and between Global Water, LLC and U.S. Bank Trust Company, National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.

10.6	Pledge and Security Agreement, dated as of January 3, 2024, by and between Global Water Holdings, Inc. And U.S. Bank Trust Company, National Association, as collateral agent	Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.

10.7	Pledge and Security Agreement, dated as of January 3, 2024, by and between West Maricopa Combine, LLC and U.S. Bank Trust Company, National Association, as collateral agent	Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Water Resources, Inc.

Date:	May 8, 2024	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)