Form 10-Q
period 2024-06-30
Global Water Resources, Inc.
filed 2024-08-07
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 7, 2024, the registrant had 24,217,410 shares of common stock, $0.01 par value per share, outstanding.

Table of Contents                PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Land	$2,674	$2,674
Depreciable property, plant and equipment	417,463	414,170
Construction work-in-progress	59,095	48,147
Other	697	697
Less accumulated depreciation	(147,984)	(142,367)
Net property, plant and equipment	331,945	323,321
CURRENT ASSETS:
Cash and cash equivalents	18,148	3,087
Accounts receivable, net	2,848	2,845
Customer payments in-transit	604	543
Unbilled revenue	3,406	2,755
Taxes, prepaid expenses and other current assets	1,874	2,494
Total current assets	26,880	11,724
OTHER ASSETS:
Goodwill	9,486	10,820
Intangible assets, net	8,573	8,841
Regulatory assets	4,197	2,898
Restricted cash	1,548	1,676
Right-of-use assets	1,753	1,741
Other noncurrent assets	78	74
Total other assets	25,635	26,050
TOTAL ASSETS	$384,460	$361,095
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,133	$1,027
Accrued expenses	7,168	7,129
Customer and meter deposits	1,596	1,628
Long-term debt, current portion	3,882	3,880
Leases, current portion	655	553
Total current liabilities	14,434	14,217
NONCURRENT LIABILITIES:
Line of credit	—	2,315
Long-term debt	119,070	101,341
Long-term lease liabilities	1,292	1,370
Deferred revenue - ICFA	19,974	19,656
Regulatory liabilities	5,875	6,076
Advances in aid of construction	116,389	111,529
Contributions in aid of construction, net	39,062	36,409
Deferred income tax liabilities, net	9,083	8,284
Acquisition liabilities	3,013	3,048
Other noncurrent liabilities	8,653	8,230
Total noncurrent liabilities	322,411	298,258
Total liabilities	336,845	312,475
Commitments and contingencies (Refer to Note 13)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 24,561,035 and 24,492,918 shares issued as of June 30, 2024 and December 31, 2023, respectively.	240	240
Treasury stock, 343,625 and 317,677 shares at June 30, 2024 and December 31, 2023, respectively.	(2)	(2)
Paid in capital	46,671	47,585
Retained earnings	706	797
Total shareholders’ equity	47,615	48,620
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$384,460	$361,095

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES:
Water services	$6,668	$6,557	$11,894	$11,396
Wastewater and recycled water services	6,842	6,443	13,226	12,464
Unregulated revenues	—	—	—	2,268
Total revenues	13,510	13,000	25,120	26,128

OPERATING EXPENSES:
Operations and maintenance	3,485	3,181	6,769	5,970
General and administrative	4,232	4,104	8,357	8,011
Depreciation and amortization	2,996	2,705	5,930	5,360
Total operating expenses	10,713	9,990	21,056	19,341
OPERATING INCOME	2,797	3,010	4,064	6,787

OTHER INCOME (EXPENSE):
Interest income	266	2	504	7
Interest expense	(1,507)	(1,281)	(3,073)	(2,449)
Allowance for equity funds used during construction	237	216	444	515
Other, net	535	523	1,330	941
Total other expense	(469)	(540)	(795)	(986)

INCOME BEFORE INCOME TAXES	2,328	2,470	3,269	5,801
INCOME TAX EXPENSE	(598)	(731)	(848)	(1,596)
NET INCOME	$1,730	$1,739	$2,421	$4,205

Basic earnings per common share	$0.07	$0.07	$0.10	$0.18
Diluted earnings per common share	$0.07	$0.07	$0.10	$0.17
Dividends declared per common share	$0.08	$0.07	$0.15	$0.15

Weighted average number of common shares used in the determination of:
Basic	24,199,472	23,958,205	24,187,586	23,914,866
Diluted	24,308,524	24,038,902	24,306,316	24,033,994

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2022	24,095,139	$239	(224,093)	$(2)	$44,157	$—	$44,394
Dividend declared $0.07 per share	—	—	—	—	—	(1,778)	(1,778)
Stock compensation	—	—	—	—	299	—	299
Net income	—	—	—	—	—	2,466	2,466
BALANCE - March 31, 2023	24,095,139	239	(224,093)	(2)	44,456	688	45,381
Dividend declared $0.07 per share	—	—	—	—	(55)	(1,739)	(1,794)
Issuance of Common Stock	230,000	1	—	—	2,747	—	2,748
Stock option exercise	152,113	—	(82,642)	—	—	—	—
Stock compensation	—	—	—	—	(47)	—	(47)
Net income	—	—	—	—	—	1,739	1,739
BALANCE - June 30, 2023	24,477,252	240	(306,735)	(2)	47,101	688	48,027

BALANCE - December 31, 2023	24,492,918	240	(317,677)	(2)	47,585	797	48,620
Dividend declared $0.08 per share	—	—	—	—	(1,128)	(691)	(1,819)
Stock option exercise	5,277	—	(4,405)	—	198	—	198
Net income	—	—	—	—	—	691	691
BALANCE - March 31, 2024	24,498,195	240	(322,082)	(2)	46,655	797	47,690
Dividend declared $0.075 per share	—	—	—	—	—	(1,821)	(1,821)
Stock compensation	62,840	—	(21,543)	—	16	—	16
Net income	—	—	—	—	—	1,730	1,730
BALANCE - June 30, 2024	24,561,035	$240	(343,625)	$(2)	$46,671	$706	$47,615

See accompanying notes to the condensed consolidated financial statements

GLOBAL WATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,421	$4,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,930	5,360
Deferred compensation	595	734
Deferred income tax expense	838	1,090
Allowance for equity funds used during construction	(444)	(515)
Provision for credit losses	35	35
Amortization of deferred debt issuance costs and discounts	41	22
Gain on disposal of fixed assets	(17)	(66)
Right of use amortization	214	192
Changes in assets and liabilities
Accounts receivable	(38)	(885)
Other current assets	(91)	694
Accounts payable and other current liabilities	101	392
Other noncurrent assets	(21)	160
Other noncurrent liabilities	4,007	1,237
Net cash provided by operating activities	13,571	12,655

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,207)	(13,693)
Cash paid for acquisitions, net of cash acquired	—	(6,246)
Other	(4)	—
Net cash used in investing activities	(12,211)	(19,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,640)	(3,572)
Advances in aid of construction	2,215	420
Payments for taxes related to net shares settlement of equity awards	(268)	(357)
Principal payments under finance leases	(110)	(258)
Repayments of notes payable	(1,917)	(1,917)
Line of credit borrowings	—	18,200
Line of credit repayments	(2,315)	(11,435)
Loan borrowings	20,000	253
Loan repayments	(23)	—
Debt issuance costs paid	(369)	—
Proceeds from sale of stock	—	2,748
Refunds of developer taxes	—	(5)
Net cash provided by financing activities	13,573	4,077
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	14,933	(3,207)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	4,763	7,562
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$19,696	$4,355

See accompanying notes to the condensed consolidated financial statements
Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents	$18,148	$2,007
Restricted cash	1,548	2,348
Total cash, cash equivalents, and restricted cash	$19,696	$4,355

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are unaudited. The December 31, 2023 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023. In the Company’s opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Corporate Transactions
Asset Purchase Agreement with City of Tucson
Effective April 25, 2024, Global Water - Ocotillo Water Company, Inc. (“GW-Ocotillo”), formerly Global Water - 2024 Acquisition A, Inc. and a wholly owned subsidiary of the Company, entered into an asset purchase agreement with the City of Tucson, pursuant to which GW-Ocotillo will acquire seven public water systems from the City of Tucson serving approximately 2,200 water service connections in an all-cash transaction for a purchase price of $8.4 million. The public water systems are located in and around Pima County. The transaction remains subject to customary closing conditions and approval by the Arizona Corporation Commission (“ACC”). The estimated rate base of the seven water systems is approximately $7.8 million.
Other Deferred Liability
In September 2023, the Company received $6.7 million in contributions from the City of Maricopa to facilitate the construction of infrastructure in certain areas, which is included in other noncurrent liabilities on the Company’s condensed consolidated balance sheets. As the infrastructure is constructed and placed into service, the corresponding amount will be transferred from the liability into advances in aid of construction during the applicable refund period.
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
Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.
On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company, Inc. (“Valencia”) to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. The Company received growth premiums of $0.5 million and $1.3 million for the three and six months ended June 30, 2024, respectively. The Company received growth premiums of $0.5 million and $0.9 million for the three and six months ended June 30, 2023, respectively. An aggregate of $12.0 million in growth premiums have been received to date. The growth premiums are included in “Other, net” on the Company’s condensed consolidated financial statements of operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(In thousands)
Basic weighted average common shares outstanding	24,199	23,958	24,188	23,915
Effect of dilutive securities:
2017 Option grant	66	64	65	81
2019 Option grant	13	6	13	18
2020 Restricted stock awards	—	9	—	10
2021 Restricted stock awards	31	2	40	10
Total dilutive securities	110	81	118	119
Diluted weighted average common shares outstanding	24,309	24,039	24,306	24,034
Anti-dilutive shares excluded from earnings per diluted shares(1)	—	98	—	98
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
While the Company reports its revenue, disaggregated by service type, on the face of its condensed consolidated financial statements of operations, the Company does not manage the business based on any performance measure at the individual revenue stream level. The Company does not have any customers that contribute more than 10% to the Company’s revenues or revenue streams. Additionally, the Company notes that the CODM uses consolidated financial information to evaluate the Company’s performance, which is the same basis on which he communicates the Company’s results and performance to the Board of Directors. It is upon this consolidated basis from which he bases all significant decisions regarding the allocation of the Company’s resources on a consolidated level. Based on the information described above and in accordance with the applicable literature, management has concluded that the Company is currently organized and operated as one operating and reportable segment.
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
2024 Farmers Rate Case
On June 27, 2024, Global Water-Farmers Water Company, Inc. (“GW-Farmers”), one of the Company’s regulated utilities, filed a rate case application with the ACC for increased water rates based on a 2023 test year with updates for changes in post-test year plant through December 31, 2024. The application requests, among other things, a revenue increase of approximately $1.3 million phased-in over two steps and recovery of the acquisition premium related to the Farmers Water Co. acquisition. On July 25, 2024, ACC Utilities Division Staff found the application administratively complete and estimates their testimony regarding the application will be filed on or about December 9, 2024. There can be no assurance that the ACC will approve the requested rate increase or the requested recovery of the acquisition premium, and the ACC could take other actions as a result of the rate case. Further, it is possible that the ACC may determine to decrease future rates.
Acquisition of Seven Systems from City of Tucson
On May 10, 2024, GW-Ocotillo filed an Application at the ACC for approval to acquire seven isolated systems from the City of Tucson. On June 10, 2024, ACC Utilities Division Staff found the application administratively complete.
2025 Santa Cruz and Palo Verde Rate Case
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
Southwest Plant Accounting Order and Bill Credit
On July 3, 2023, the Company’s GW-Palo Verde and GW-Santa Cruz utilities filed an application with the ACC for approval of an accounting order to defer and record as a regulatory asset the depreciation expense recorded for the Company’s Southwest Plant, plus the carrying cost at the authorized rate of return set in GW-Palo Verde’s and GW-Santa

Cruz’s most recent rate order, until the plant is considered for recovery in the next GW-Palo Verde and GW-Santa Cruz rate case. The Southwest Plant was substantially constructed prior to 2009 to provide water, wastewater, and recycled water utility services for the area southwest of the City of Maricopa. Due to the unprecedented collapse of the housing market during the Great Recession, the nearly completed plant remained idle for well over a decade. The total cost of the Southwest Plant was approximately $38.4 million. Since July 2023, construction costs of $25.0 million related to the water production plant and a portion of the wastewater processing plant were placed in service, with the remaining parts of the Southwest Plant to be placed in service once sufficient flows, provided by connection growth, are established. There can be no assurance, however, that the ACC will approve the application as submitted and the ACC could take other actions regarding the application.
In January 2024, the Company discovered that approximately $7.8 million of construction costs for the Southwest Plant had been prematurely included as “plant in service” for rate making purposes in 2007 and were reflected in the calculation of customer rates in Decision No. 71878 (September 15, 2010). Those costs were also included as “plant in service” in Decision No. 74364 (February 26, 2014) and Decision No. 78644 (July 27, 2022). The Company disclosed this circumstance to the ACC on March 1, 2024, and on April 25, 2024, GW-Palo Verde filed an application with the ACC requesting a monthly bill credit for customers that would be in place until the conclusion of the next GW-Palo Verde rate case. The ACC issued Decision No. 79424 on July 18, 2024 approving the bill credit with an effective date of August 1, 2024, which will reduce revenue earned subsequent to the order by approximately $570,000 annually. The bill credit will be in place until the conclusion of the next GW-Palo Verde rate case, which Decision No. 79424 requires GW-Palo Verde to file no later than December 31, 2025. The ACC may take further action during the next GW-Palo Verde rate case. Such action may include requiring the Company to reduce rates further going forward or taking other actions that would be unfavorable to the Company.
Decision No. 79383 - Issued June 20, 2024 - Saguaro Rate Case
On June 20, 2024, the ACC issued Decision No. 79383 relating to each of the rate case applications filed by seven of the Company’s regulated utilities for increased water rates based on a 2022 test year. Decision No. 79383 approved, among other things, a collective annual revenue increase of approximately $351,000. The approved rates will be phased-in over five periods with the first increase effective July 1, 2024. The subsequent four increases will be effective on January 1 of each subsequent year with the majority of the revenue increase phased in by January 1, 2025. To the extent that the number of active service connections has increased and continues to increase from 2022 levels, the additional revenues may be greater than the amounts set forth. On the other hand, if active connections decrease or the Company experiences declining usage per customer, the Company may not realize all of the anticipated revenues.
The ACC also approved:
(i) the consolidation of water rates to one single rate for these utilities;
(ii) acquisition premiums relating to the Company’s acquisitions of its Global Water-Mirabell Water Company, Inc. (“GW-Mirabell”), Global Water-Lyn Lee Water Company, Inc. (“GW-Lyn Lee”), Global Water-Francesca Water Company, Inc. (“GW-Francesca”), Global Water-Tortolita Water Company, Inc. (“GW-Tortolita”), Global Water-Rincon Water Company, Inc. (“GW-Rincon”), and Global Water-Las Quintas Serenas Water Company, Inc. (“GW-Las Quintas Serenas”) utilities, each located in Pima County, which increase the rate base for such utilities and result in an increase in the annual collective revenue requirement;
(iii) the Company’s ability to annually adjust rates to flow through certain changes in tax expense, primarily related to income taxes, without the necessity of a rate case proceeding;
(iv) a sustainable water surcharge, which will allow semiannual surcharges to be added to customer bills based on verified costs of new water resources;
(v) a capital structure matching the Company’s previous rate case of 55% equity with a 9.6% return on equity; and
(vi) a depreciation expense accounting deferral for GW-Rincon.
Decision No. 78644 - Issued July 27, 2022
On July 27, 2022, the ACC issued Decision No. 78644 pursuant to which the ACC approved, among other things, a collective annual revenue requirement increase of approximately $2.2 million (including acquisition premiums) based on 2019 test year service connections, and phased-in over approximately two years. The effective date of the final phase was January 1, 2024.

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
The Company’s regulatory assets and liabilities consist of the following (in thousands):

	Recovery Period	June 30, 2024	December 31, 2023
Regulatory Assets
Income taxes recoverable through future rates (1)	Various	$1,365	$1,404
Rate case expense surcharge(2)	2 years	175	221
Acquisition premiums(3)	25 or 50 years	2,624	1,269
Other regulatory assets		33	4
Total regulatory assets		$4,197	$2,898

Regulatory Liabilities
Income taxes payable through future rates(1)		$478	$488
Acquired ICFAs(4)		4,708	4,896
Depreciation adjustment(5)		689	692
Total regulatory liabilities		$5,875	$6,076
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
(2) Decision No. 78743, issued on October 24, 2022, approved approximately $0.5 million in rate case expenses to be recovered through a rate case expense surcharge over a two-year period.
Decision No. 79383, issued on June 20, 2024, approved approximately $0.1 million in rate case expenses to be recovered through a rate case expense surcharge over a period of up to a two-years.
(3) Decision No. 78319, issued on December 3, 2021, approved an acquisition premium related to the acquisition of the Company’s GW-Rincon utility. Decision No. 79383 was issued on June 20, 2024 allowing the Company to begin amortization of the acquisition premium through customer rates over 50 years. The acquisition premium balance as of June 30, 2024 was approximately $0.6 million.
Decision No. 78644, issued on July 27, 2022, approved acquisition premiums related to the acquisitions of the Company’s GW-Turner Ranches and GW-Red Rock utilities. Amortization began in 2022 as the acquisition premiums were included in customer rates as approved in the decision and will continue over a 25-year period. The acquisition premium balance as of June 30, 2024 was approximately $0.7 million.

Decision No. 79383 approved acquisition premiums related to the acquisition of the Company’s GW-Francesca, GW-Las Quintas Serenas, GW-Lyn Lee, GW-Mirabell, and GW-Tortolita utilities. The acquisition premiums will be amortized through customer rates over 50 years as approved in the decision. The acquisition premium balance as of June 30, 2024 was approximately $1.3 million.
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
(5) Decision No. 78644 approved an adjustment to update previously approved depreciation rates. The adjustment was incorporated into rates in accordance with the rate decision.
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
Payments for ICFAs are usually received in advance. Decision No. 74364 requires a hook-up fee (“HUF”) tariff to be established for all ICFAs that come due and are paid subsequent to December 31, 2013, which is a set amount per equivalent dwelling unit determined by the ACC based on the utility and meter size. Also pursuant to Decision No. 74364, as payments are received, 70% of the payment must be recorded as a HUF liability until the HUF liability is fully funded, with the remaining amount initially recorded to deferred revenue until earned. The Company is responsible for assuring that the full HUF tariff, which is the set amount determined by the rate decision, is funded in the HUF liability, even if it results in recording less than 30% of the overall ICFA funds as deferred revenue. ICFA revenue is recognized when the Company completes the performance obligations under the agreement. Following its issuance in February 2014, Decision No. 74364 prohibits the Company from entering into any new ICFAs.
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

	December 31, 2023 Balance	Payments Allocated to Deferred Revenue	Revenue Recognized	June 30, 2024 Balance
Deferred Revenue - ICFA	$19,656	$318	$—	$19,974
Disaggregated Revenues
For the three and six months ended June 30, 2024 and 2023, disaggregated revenues from contracts with customers by major source and customer class are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REGULATED REVENUE
Water Services
Residential	$4,807	$4,470	$8,969	$8,361
Irrigation	887	983	1,254	1,347
Commercial	463	434	848	726
Construction	240	373	393	500
Other water revenues	271	297	430	462
Total water revenues	6,668	6,557	11,894	11,396
Wastewater and recycled water services
Residential	5,977	5,562	11,811	11,094
Commercial	354	301	698	589
Recycled water revenues	406	473	527	593
Other wastewater revenues	105	107	190	188
Total wastewater and recycled water revenues	6,842	6,443	13,226	12,464
TOTAL REGULATED REVENUE	13,510	13,000	25,120	23,860
UNREGULATED REVENUE
ICFA revenues	—	—	—	2,268
TOTAL UNREGULATED REVENUE	—	—	—	2,268
TOTAL REVENUE	$13,510	$13,000	$25,120	$26,128

Contract Balances

The Company’s contract assets and liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
CONTRACT ASSETS
Accounts receivable
Water services	$1,689	$1,588
Wastewater and recycled water services	1,292	1,379
Total contract assets	$2,981	$2,967
CONTRACT LIABILITIES
Deferred revenue - ICFA	$19,974	$19,656
Total contract liabilities	$19,974	$19,656
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $20.0 million and $19.7 million as of June 30, 2024 and December 31, 2023, respectively. Deferred revenue - ICFA is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. Due to the uncertainty of future events, the Company is unable to estimate when to expect recognition of deferred revenue - ICFA.
Accounts Receivable and Allowance for Credit Losses

Accounts receivable as of June 30, 2024 and December 31, 2023 consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Billed receivables	$2,981	$2,967
Less provision for credit losses	(133)	(122)
Accounts receivable, net	$2,848	$2,845

The following table summarizes the allowance for credit loss activity for the six months ended June 30, 2024 and the twelve months ended December 31, 2023 (in thousands).

	June 30, 2024	December 31, 2023
Beginning of Period	$(122)	$(164)
Credit Loss Expense	(35)	(76)
Write Offs	48	124
Recoveries	(24)	(6)
End of Period	$(133)	$(122)
4. PROPERTY, PLANT AND EQUIPMENT

Depreciable property, plant and equipment as of June 30, 2024 and December 31, 2023 consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Equipment	$61,294	$60,536
Office buildings and other structures	64,603	64,084
Transmission and distribution plant	291,566	289,550
Total property, plant and equipment	$417,463	$414,170
Depreciation of property, plant and equipment is computed based on the estimated useful lives as follows:

Useful Lives
Equipment	3 to 30 years
Office buildings and other structures	30 years
Transmission and distribution plant	10 to 50 years
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The goodwill balance was $9.5 million as of June 30, 2024 and is related to the GW-Turner Ranches, GW-Red Rock, GW-Mirabell, GW-Francesca, GW-Tortolita, GW-Lyn Lee, GW-Las Quintas Serenas, GW-Rincon, Twin Hawks Utility, Inc., and GW-Farmers acquisitions. There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to the acquisitions.
As a result of Decision No. 79383 issued by the ACC on June 20, 2024, the Company reclassified $1.3 million of goodwill to regulatory assets for certain impacted utilities to establish the approved $1.8 million of acquisition premiums net of the $0.5 million that was previously recorded for GW-Rincon. Refer to Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” for additional information.
As of June 30, 2024 and December 31, 2023, the goodwill balance consisted of the following (in thousands):

	December 31, 2023 Balance	Acquisition Activity	Adjustments Subsequent to Acquisition Date	June 30, 2024 Balance
Goodwill	$10,820	$—	$(1,334)	$9,486
Intangible Assets
As of June 30, 2024 and December 31, 2023, intangible assets consisted of the following (in thousands):

	June 30, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	1,532		$1,532	$1,532		$1,532
Intangible trademark	13		13	13		13
Franchise contract rights	139		139	139		139
Organizational costs	164		164	163		163
Total indefinite lived intangible assets	1,848		1,848	1,847		1,847
DEFINITE LIVED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(16,374)	1,604	17,978	(16,105)	1,873
Sonoran contract rights	7,406	(2,285)	5,121	7,406	(2,285)	5,121
Total definite lived intangible assets	25,384	(18,659)	6,725	25,384	(18,390)	6,994
Total intangible assets	$27,232	$(18,659)	$8,573	$27,231	$(18,390)	$8,841
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

Acquired ICFAs and Sonoran contract rights relate to acquired rights under certain ICFAs through the 2004 acquisition of GW-Santa Cruz and GW-Palo Verde and the 2005 acquisition of Sonoran assets, respectively, which are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, the Company cannot reliably estimate when the remaining intangible assets’ amortization will be recorded. There was $0.3 million of amortization recorded for these balances during the three and six months ended June 30, 2024. There was no amortization recorded for these balances during the three and six months ended June 30, 2023.
6. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to employees through its participation in a pooled plan sponsored by an affiliate of a significant shareholder and director of the Company. Medical claims paid to the plan were approximately $0.3 million for the three months ended June 30, 2024 and $0.2 million for the three months ended June 30, 2023. Medical claims paid to the plan were approximately $0.5 million for the six months ended June 30, 2024 and $0.3 million for the six months ended June 30, 2023.
Refer to Note 1 — “Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions” (specifically the “Private Placement Offering of Common Stock” section) for additional information regarding other related party disclosures.
7. ACCRUED EXPENSES
Accrued expenses as of June 30, 2024 and December 31, 2023 consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Property taxes	$1,292	$1,242
Interest	1,168	480
Accrued bonus	706	602
Customer prepayments	693	883
Dividend payable	606	606
Accrued project liabilities	565	1,001
Other accrued liabilities	2,138	2,315
Total accrued expenses	$7,168	$7,129
8. FAIR VALUE
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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset/Liability Type:
HUF Funds - restricted cash(1)	$603	$—	$—	$603	$822	$—	$—	$822
Demand Deposit(2)	1	—	—	1	1	—	—	1
Certificate of Deposit - Restricted(1)	944	—	—	944	—	854	—	854
Contingent Consideration(3)	—	—	2,078	2,078	—	—	2,113	2,113
Total	$1,548	$—	$2,078	$3,626	$823	$854	$2,113	$3,790

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
9. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30, 2024		December 31, 2023
	Short-term	Long-term	Short-term	Long-term
NOTES PAYABLE -
4.38% Senior Secured Notes, Series A, maturing June 2028 (“Series A Notes”)	$—	28,750	$—	$28,750
4.58% Senior Secured Notes, Series B, maturing June 2036 (“Series B Notes”)	3,833	70,917	3,833	72,833
6.91% Senior Secured Notes, maturing January 2034 (“6.91% Notes”)	—	20,000	—	—
	3,833	119,667	3,833	101,583
OTHER
Debt issuance costs	—	(756)	—	(426)
Loan Payable	49	159	47	184
Total debt	$3,882	$119,070	$3,880	$101,341

Debt is measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 as follows (in thousands):

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Long-term debt(1)	—	118,543	—	118,543	—	100,746	—	100,746

(1) The fair value of debt was estimated based on interest rates considered available for instruments of similar terms and remaining maturities.

On October 26, 2023, the Company entered into a note purchase agreement for the issuance of an aggregate principal amount of $20 million of 6.91% Senior Secured Notes due on January 3, 2034 (the “6.91% Notes”). Pursuant to the terms of the 6.91% Note purchase agreement, the Company issued the 6.91% Notes on January 3, 2024. The 6.91% Notes accrue interest at 6.91% per annum from the date of issuance, payable semi-annually on January 3 and July 3 of each year, beginning on July 3, 2024, with a balloon payment due on January 3, 2034.
As of June 30, 2024, the Company was in compliance with its financial debt covenants relating to the Series A Notes, Series B Notes, and the 6.91% Notes.
On April 30, 2024, the Company’s GW-Rincon utility entered into a loan agreement with the Water Infrastructure Finance Authority of Arizona (WIFA) for a principal amount of $2.4 million to improve the utility’s infrastructure, of which $0.7 million is forgivable. The loan is due on April 1, 2044 and bears an interest rate of 4.911%. The loan is funded through one or more draw requests submitted by the Company and the subsequent disbursement of principal by WIFA. As of June 30, 2024, the Company had received no disbursements of principal under this agreement.

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
The Company and Northern Trust subsequently amended the credit facility agreement on multiple occasions (as amended, the “Northern Trust Loan Agreement”) to, among other things, (i) extend the scheduled maturity date to July 1, 2025; (ii) increase the maximum principal amount available for borrowing to $15.0 million; (iii) replace the LIBOR interest rate provisions with provisions based on the Secured Overnight Financing Rate (SOFR); and (iv) add a quarterly facility fee equal to 0.35% of the average daily unused amount of the revolving line of credit.
On July 1, 2024, the Company and Northern Trust entered into a fifth amendment to the Northern Trust Loan Agreement, which further amended the scheduled maturity date for the revolving line of credit from July 1, 2025 to July 1, 2026.
As of June 30, 2024, the Company had no outstanding borrowings under this credit line. As of December 31, 2023, the outstanding borrowings on this credit line were approximately $2.3 million. There were approximately $12,000 and $25,000 unamortized debt issuance costs as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024, the Company was in compliance with its financial debt covenants under the Northern Trust Loan Agreement.
10. INCOME TAXES
For the three months ended June 30, 2024, tax expense of $0.6 million was recorded on pre-tax income of $2.3 million, compared to tax expense of $0.7 million recorded on pre-tax income of $2.5 million for the three months ended June 30, 2023.
For the six months ended June 30, 2024, tax expense of $0.8 million was recorded on pre-tax income of $3.3 million, compared to tax expense of $1.6 million recorded on pre-tax income of $5.8 million for the six months ended June 30, 2023.
The income tax provision was computed on the Company’s estimated effective tax rate and forecasted income expected for the full year, including the impact of any unusual, infrequent, or non-recurring items. The Company’s effective tax rate was 24.93% and 25.25% as of June 30, 2024 and 2023, respectively.

11. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. The Company recognizes compensation expense associated with the options over the vesting period.
2017 stock option grant
In August 2017, GWRI’s Board of Directors granted stock options to acquire 465,000 shares of GWRI’s common stock to employees throughout the Company. The options were granted with an exercise price of $9.40, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on August 10, 2017. The options vested over a four-year period, with 25% having vested in August 2018, 25% having vested in August 2019, 25% having vested in August 2020, and 25% having vested in August 2021. The options have a 10-year life. The Company expensed the $1.1 million fair value of the stock option grant ratably over the four-year vesting period. As of August 2021, these options were fully expensed. As of June 30, 2024, 125,750 options have been exercised and 70,425 options have been forfeited with 268,825 options outstanding.
2019 stock option grant
In August 2019, GWRI’s Board of directors granted stock options to acquire 250,000 shares of GWRI’s common stock to employees throughout the Company. The options were granted with an exercise price of $11.26, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on August 13, 2019. The options vested over a four-year period, with 25% having vested in August 2020, 25% having vested in August 2021, 25% having vested in August 2022, and 25% having vested in August 2023. The options have a 10-year life. The Company expensed the $0.8 million fair value of the stock option grant ratably over the four-year vesting period. As of August 2023, these options were fully expensed. Stock-based compensation expense of $29,000 and $72,000 was recorded for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, 55,994 options have been exercised and 63,020 options have been forfeited with 130,986 options outstanding.
Restricted stock units
Restricted stock units are granted in the first quarter based on the prior year’s performance and vest over a three-year period. The units are credited quarterly using the closing price of the Company’s common stock on the applicable record date for the respective quarter. The following table details total awards granted and the number of units outstanding as of June 30, 2024, along with the amounts paid to holders of the restricted stock units (“RSUs”) for the three and six months ended June 30, 2024 and 2023 (in thousands, except unit amounts):

			Amounts Paid For the Three Months Ended June 30,		Amounts Paid For the Six Months Ended June 30,
Grant Date	Units Granted	Units Outstanding	2024	2023	2024	2023
Q1 2021	27,403	—	—	28	28	57
Q1 2022	22,262	5,334	23	23	46	48
Q1 2023	30,366	16,974	31	32	63	32
Q1 2024	30,962	28,382	33	—	33	—
Total	110,993	50,690	$87	$83	$170	$137
Stock appreciation rights
The following table details the recipients of the stock appreciation rights (“SARs”) awards, the grant date, units granted, exercise price, outstanding units as of June 30, 2024 and amounts paid during the three and six months ended June 30, 2024 and 2023 (in thousands, except unit and per unit amounts):

					Amounts Paid For the Three Months Ended June 30,		Amounts Paid For the Six Months Ended June 30,
Recipients	Grant Date	Units Granted	Exercise Price	Units Outstanding	2024	2023	2024	2023
Members of Management (1)(2)	Q1 2015	299,000	$4.26	12,500	—	—	$—	$165
Members of Management (1)(3)	Q1 2018	33,000	$8.99	8,250	—	—	—	—
Total		332,000		20,750	$—	$—	$—	$165
(1)The SARs vested ratably over 16 quarters from the grant date.
(2)The exercise price was determined to be the fair market value of one share of GWR Global Water Resources Corp. stock on the grant date of February 11, 2015.
(3)The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of March 12, 2018.

For both the three months ended June 30, 2024 and 2023, the Company recorded approximately $0.1 million of compensation expense related to the RSUs and SARs. For the six months ended June 30, 2024 and 2023, the Company recorded approximately $0.2 million and $0.1 million, respectively, of compensation expense related to the RSUs and SARs. These are liability awards, so when the stock price decreases, cumulative compensation expense is reduced, which can lead to negative compensation in a given period. Based on GWRI’s closing share price on June 28, 2024 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

RSUs
2024 (remaining period)	$164
2025	263
2026	125
Total	$552

Restricted stock awards

On May 7, 2020, the Company’s stockholders approved the Global Water Resources, Inc. 2020 Omnibus Incentive Plan, which allows restricted stock awards as a form of compensation. A restricted stock award (“RSA”) represents the right to receive a share of the Company’s common stock. RSAs vest over two to three years, beginning on the date of the grant. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense.
No RSAs were granted during the three and six months ended June 30, 2024 or 2023. The following table details the compensation expense related to the partial vesting of previously granted RSAs for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023
Compensation expense	$197	$255	$395	$537
12. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Supplemental cash flow information:
Cash paid for interest - net of amounts capitalized	$2,290	$2,397
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$710	$2,045
Business acquisition through issuance of contingent consideration payable	$—	1,330
Finance lease additions	$290	$—

13. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has operating and finance leases for vehicles, office equipment, and office space. Refer to Note 4 – “Leases” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.
On February 1, 2023, the Company acquired all of the equity of Farmers Water Co., an operator of a water utility with service area in Pima County, Arizona. Under the terms of the purchase agreement, the Company is obligated to pay the seller a growth premium equal to $1,000 for each new account established in the service area, up to a total aggregate growth premium of $3.5 million. The obligation period of the growth premium commences on the closing date of the acquisition and ends (i) ten years after the first new account for residential purposes is established on land that is, at the time of the closing date of the acquisition, undeveloped or unplatted and owned by the seller within the service area or (ii) ten years after the date of closing if a new account (as described above) has not been established. The assumptions and estimates used in determining the acquisition liability related to the growth premium are consistent with previous acquisitions. As of June 30, 2024, the remaining liability was $1.2 million.
On October 16, 2018, the Company completed the acquisition of GW-Red Rock, an operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona. Under the terms of the purchase agreement, the Company is obligated to pay to the seller a growth premium equal to $750 for each new account established within three specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date or twenty years from the acquisition date. As of June 30, 2024, no meters have been installed and no accounts have been established in any of the three growth premium areas. As of June 30, 2024, the remaining liability was $0.8 million.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations (“MD&A”) relate to the three and six months ended June 30, 2024 and should be read together with the consolidated financial statements and accompanying notes included in Part I, Item 1 of this report.
Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward-looking statements include future estimates described in “Business Outlook”, “Factors Affecting our Results of Operations”, and “Liquidity and Capital Resources”. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, growth, and opportunities; future financial performance; regulatory and Arizona Corporation Commission (“ACC”) proceedings, decisions, and approvals, such as the anticipated benefits resulting from rate decisions, including any collective revenue increases due to new water and wastewater rates, our beliefs and expectations pertaining to ACC actions relating to our Southwest Plant, as well as the outcome and timing of our rate case and other applications with the ACC; our plans relating to future filings of our rate cases with the ACC; acquisition plans and our ability to complete additional acquisitions, including the anticipated acquisition of seven public water systems from the City of Tucson and the expected increase in active water service connections resulting from such acquisition; population and growth projections; technologies, including expected benefits from implementing such technologies; revenues; metrics; operating expenses; trends relating to our industry, market, population and job growth, and housing permits; the adequacy of our water supply to service our current demand and growth for the foreseeable future; liquidity and capital resources; plans and expectations for capital expenditures; cash flows and uses of cash; dividends; depreciation and amortization; tax payments; our ability to repay indebtedness and invest in initiatives; the anticipated impact and resolutions of legal matters; the anticipated impact of new or proposed laws, including regulatory requirements, tax changes, and judicial decisions; and the anticipated impact of accounting changes and other pronouncements.
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
•Leading outreach and educational initiatives to ensure all stakeholders including customers, development partners, municipalities, regulators, and utility staff are knowledgeable on the principles and practices of the Total Water Management approach; and
•Establishing partnerships with communities, developers, and industry stakeholders to gain support of the Total Water Management principles and practices.

Business Outlook

We continue to experience an increasing rate of organic growth, exclusive of acquisition related growth, evidenced by our year over year increase in active connections of 4.9% as compared to 1.9% for the same period in 2023. According to the most recent U.S. Census estimates, the Phoenix metropolitan statistical area (“MSA”) is the 10th largest MSA in the U.S. and had an estimated population of 5.1 million, an increase of 4.6% over the 4.8 million people reported in the 2020 Census. Metropolitan Phoenix continues to grow due to its favorable employment opportunities, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 5.8 million people by 2030 and 6.5 million by 2040. Arizona’s job growth increased by 2.2% during the first six months of 2024 as compared to the same period for the prior year, ranking the state in the top ten nationally as of June 30, 2024.

According to the W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus Panel (the “Greater Phoenix Blue Chip Panel”), interest rate shock negatively impacted permit activity in the Phoenix metropolitan area, particularly between July 2022 and June 2023. Further, the Greater Phoenix Blue Chip Panel concluded that the recovery from that interest rate shock resulted in permit activity increasing by more than 44% in the first five months of 2024. The Greater Phoenix Blue Chip Panel anticipates single family permit growth by more than 27% for 2024 as a whole. Further, single family permits in the City of Maricopa increased 43% for the first half of 2024 as compared to the same period in the prior year. Management believes that we are well-positioned to benefit from the growth expected in the Phoenix metropolitan area due to the availability of lots, existing infrastructure in place within our services areas, and increased activity related to multi-family developments.
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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. As of June 30, 2024, active service connections increased 2,965, or 4.9%, to 63,256 compared to 60,291 active service connections as of June 30, 2023, primarily due to organic growth in our service areas. Approximately 89.5% of the 63,256 active service connections are serviced by our Global Water - Santa Cruz Water Company, Inc.

(“GW-Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“GW-Palo Verde”) utilities as of June 30, 2024.
The graph below presents the historical change in active connections for our ongoing operations over the past five years.

Total Active Connections
65,000
62,500
60,000
57,500
55,000
52,500
50,000
47,500
45,000
42,500
44,715
45,823
46,573
48,899
51,314
53,882
55,814
56,270
60,291
61,791
63.256
Jun-19
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Jun-23
Dec-23
Jun-24

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
On April 10, 2024, the U.S. Environmental Protection Agency (“EPA”) finalized the National Primary Drinking Water Regulation (“NPDWR”) establishing legally enforceable levels, called maximum contaminant levels (“MCLs”), for six per- and polyfluoroalkyl substances or compounds (“PFAS”) in drinking water. The EPA also finalized health-based, non-enforceable maximum contaminant level goals for these PFAS. The final rule requires that public water systems, such as the Company, must monitor for these PFAS and have three years to complete initial monitoring, followed by ongoing compliance monitoring. Public water systems must also provide the public with information on the levels of these PFAS in their drinking water beginning in 2027. Public water systems have five years to implement solutions that reduce these PFAS if monitoring shows that drinking water levels exceed the applicable MCLs. Beginning in five years, public water systems that have PFAS in drinking water which violate one or more of these MCLs must take action to reduce levels of these PFAS in their drinking water and must provide notification to the public of the violation.
We are committed to compliance with the NPDWR and are in process of complying with the first requirement of the rule mandating initial monitoring for all of our utilities. The Company expects that compliance with the NPDWR will require increased capital expenditures for PFAS-contaminated water treatment and other operating costs. If other newer or stricter standards are introduced in the future, they could also increase our operating expenses. We generally expect to recover expenses associated with compliance for environmental and health and safety standards through rate increases, but this recovery may be affected by regulatory lag.
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
Rate Case and Regulatory Activity
Below is a summary of rate case and regulatory activity. Refer to Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding the Company’s rate case and regulatory activity.
2024 Farmers Rate Case
On June 27, 2024, Global Water-Farmers Water Company, Inc. (“GW-Farmers”), one of the Company’s regulated utilities, filed a rate case application with the ACC for increased water rates based on a 2023 test year with updates for changes in post-test year plant through December 31, 2024.
Acquisition of Seven Systems from City of Tucson
On May 10, 2024, GW-Ocotillo filed an Application at the ACC for approval to acquire seven isolated systems from the City of Tucson. On June 10, 2024, ACC Utilities Division Staff found the application administratively complete.

2025 Santa Cruz and Palo Verde Rate Case
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
Southwest Plant Accounting Order and Bill Credit
On July 3, 2023, the Company’s GW-Palo Verde and GW-Santa Cruz utilities filed an application with the ACC for approval of an accounting order to defer and record as a regulatory asset the depreciation expense recorded for the Company’s Southwest Plant, plus the carrying cost at the authorized rate of return set in GW-Palo Verde’s and GW-Santa Cruz’s most recent rate order, until the plant is considered for recovery in the next GW-Palo Verde and GW-Santa Cruz rate case. In January 2024, the Company discovered that approximately $7.8 million of construction costs for the Southwest Plant had been prematurely included as “plant in service” for rate making purposes in 2007 and were reflected in the calculation of customer rates in Decision No. 71878 (September 15, 2010). Those costs were also included as “plant in service” in Decision No. 74364 (February 26, 2014) and Decision No. 78644 (July 27, 2022). The Company disclosed this circumstance to the ACC on March 1, 2024, and on April 25, 2024, GW-Palo Verde filed an application with the ACC requesting a monthly bill credit for customers that would be in place until the conclusion of the next GW-Palo Verde rate case. The ACC issued Decision No. 79424 on July 18, 2024 approving the bill credit with an effective date of August 1, 2024, which will reduce revenue earned subsequent to the order by approximately $570,000 annually. The bill credit will be in place until the conclusion of the next GW-Palo Verde rate case, which Decision No. 79424 requires GW-Palo Verde to file no later than December 31, 2025.
Decision No. 79383 - Issued June 20, 2024 - Saguaro Rate Case
On June 20, 2024, the ACC issued Decision No. 79383 relating to each of the rate case applications filed by seven of the Company’s regulated utilities for increased water rates based on a 2022 test year. Decision No. 79383 approved, among other things, a collective annual revenue increase of approximately $351,000.
The ACC also approved: (i) the consolidation of water rates to one single rate for these utilities; (ii) acquisition premiums relating to the Company’s acquisitions of its Global Water-Mirabell Water Company, Inc. (“GW-Mirabell”), Global Water-Lyn Lee Water Company, Inc. (“GW-Lyn Lee”), Global Water-Francesca Water Company, Inc. (“GW-Francesca”), Global Water-Tortolita Water Company, Inc. (“GW-Tortolita”), Global Water-Rincon Water Company, Inc. (“GW-Rincon”), and Global Water-Las Quintas Serenas Water Company, Inc. (“GW-Las Quintas Serenas”) utilities, each located in Pima County, which increase the rate base for such utilities and result in an increase in the annual collective revenue requirement; (iii) the Company’s ability to annually adjust rates to flow through certain changes in tax expense, primarily related to income taxes, without the necessity of a rate case proceeding; (iv) a sustainable water surcharge, which will allow semiannual surcharges to be added to customer bills based on verified costs of new water resources; (v) a capital structure matching the Company’s previous rate case of 55% equity with a 9.6% return on equity; and (vi) a depreciation expense accounting deferral for GW-Rincon.
Decision No. 78644 - Issued July 27, 2022
On July 27, 2022, the ACC issued Decision No. 78644 pursuant to which the ACC approved, among other things, a collective annual revenue requirement increase of approximately $2.2 million (including acquisition premiums) based on 2019 test year service connections, and phased-in over approximately two years. The effective date of the final phase was January 1, 2024.
Refer to Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding the Company’s rate case and regulatory activity.
Corporate Transactions
Asset Purchase Agreement with City of Tucson
Effective April 25, 2024, Global Water - Ocotillo Water Company, Inc. (“GW-Ocotillo”), formerly Global Water - 2024 Acquisition A, Inc. and a wholly owned subsidiary of the Company, entered into an asset purchase agreement with the City of Tucson, pursuant to which GW-Ocotillo will acquire seven public water systems from the City of Tucson serving approximately 2,200 water service connections in an all-cash transaction for a purchase price of $8.4 million. The public water systems are located in and around Pima County. The transaction remains subject to customary closing conditions and approval by the ACC. The estimated rate base of the seven water systems is approximately $7.8 million.

Private Placement Offering of 6.91% Senior Secured Notes
On October 26, 2023, the Company entered into a note purchase agreement for the issuance of an aggregate principal amount of $20 million of 6.91% Senior Secured Notes due on January 3, 2034. Pursuant to the terms of the note purchase agreement, the Company issued the notes on January 3, 2024.
Refer to Note 9 - “Debt” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional details.
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
Comparison of Results of Operations for the Three Months Ended June 30, 2024 and 2023

The following table summarizes results of operations for the three months ended June 30, 2024 and 2023 (in thousands, except for share amounts):

	For the Three Months Ended June 30,
	2024	2023
Revenues	$13,510	$13,000
Operating expenses	10,713	9,990
Operating income	2,797	3,010
Total other expense	(469)	(540)
Income before income taxes	2,328	2,470
Income tax expense	(598)	(731)
Net income	$1,730	$1,739

Basic earnings per common share	$0.07	$0.07
Diluted earnings per common share	$0.07	$0.07
Revenues – The following table summarizes revenues for the three months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,
	2024	2023
Water services	$6,668	$6,557
Wastewater and recycled water services	6,842	6,443
Unregulated revenues	—	—
Total revenues	$13,510	$13,000

Total revenues increased $0.5 million, or 3.9%, to $13.5 million for the three months ended June 30, 2024 compared to $13.0 million for the three months ended June 30, 2023. The increase in revenue was primarily attributable to the 4.9% organic growth in active connections (including both water and wastewater connections), partially offset by a slight decrease in overall consumption.
Water Services – Water services revenue increased $0.1 million, or 1.7%, to $6.7 million for the three months ended June 30, 2024 compared to $6.6 million for the three months ended June 30, 2023. The increase in water services revenue was primarily related to the organic connection growth in active water connections of 4.6%, partially offset by a 2.9% decrease in consumption.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.2 million, or 7.1%, to $3.4 million for the three months ended June 30, 2024 compared to $3.2 million for the three months ended June 30, 2023. The increase was primarily due to the 4.6% growth in active water connections.
Active water connections increased 4.6% to 35,128 as of June 30, 2024 from 33,580 as of June 30, 2023, primarily due to organic growth in our service areas.
Water services revenue based on consumption decreased $0.1 million, or 2.9%, to $3.1 million for the three months ended June 30, 2024 compared to $3.2 million for the three months ended June 30, 2023. The slight decrease was primarily driven by reduced consumption.
Water consumption decreased by 0.02 billion gallons, or 1.7%, to 1.11 billion gallons for three months ended June 30, 2024 from 1.13 billion gallons for the three months June 30, 2023. While residential consumption increased 6.3% during the three months ended June 30, 2024 as compared to the same period for the prior year, such increase was more than offset by reductions in construction related consumption.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.4 million, or 6.2%, to $6.8 million for the three months ended June 30, 2024 compared to $6.4 million for the three months ended June 30, 2023. The increase in wastewater and recycled water services revenue was primarily driven by a $0.5 million increase in wastewater services revenue, which reflects a 5.3% increase in active wastewater connections from 26,711 as of June 30, 2023 to 28,128 as of June 30, 2024, partially offset by a $0.1 million decrease in recycled water services revenue.
Recycled water services revenue, which is based on the volume of recycled gallons delivered, decreased $0.1 million, or 14.3%, to $0.4 million for the three months ended June 30, 2024 compared to $0.5 million for the three months ended June 30, 2023. The decrease was primarily driven by reduced consumption during the period.

Operating Expenses – The following table summarizes operating expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,
	2024	2023
Operations and maintenance	$3,485	$3,181
General and administrative	4,232	4,104
Depreciation and amortization	2,996	2,705
Total operating expenses	$10,713	$9,990
Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax, increased $0.3 million, or 9.6%, to $3.5 million for the three months ended June 30, 2024 compared to $3.2 million for the three months ended June 30, 2023.
Total personnel expenses increased $0.1 million, or 7.8%, to $1.2 million for the three months ended June 30, 2024 compared to $1.1 million for the three months ended June 30, 2023. The increase in personnel expenses was primarily related to a 5.5% increase in salary and wages and a increase of 38.1% in medical insurance expenses.
Other notable increases were related to repairs and maintenance, office expenses related to information technology services, chemicals, consumables and supplies and office expenses, partially offset by a moderate decreases in contract services and rent expense.
General and Administrative – General and administrative costs include the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $0.1 million, or 3.1%, to $4.2 million for the three months ended June 30, 2024 compared to $4.1 million for the three months ended June 30, 2023.
Total personnel expenses increased $0.2 million, or 10.9%, to $1.9 million for the three months ended June 30, 2024 compared to $1.7 million for the three months ended June 30, 2023. The increase was primarily related to higher salaries and wages and moving expenses.
Deferred compensation expense decreased $0.1 million, or 35.2%, to $0.3 million for the three months ended June 30, 2024 compared to $0.4 million for the three months ended June 30, 2023. The decrease was a direct result of the change in the stock price impacting certain equity-like awards (i.e., the stock price decreased $0.74 during the three months ended June 30, 2024 as compared to a $0.49 increase during the three months ended June 30, 2023). Refer to Note 11 — “Deferred Compensation Awards” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.
Depreciation and amortization - Depreciation and amortization expense increased $0.3 million, or 10.8%, to $3.0 million for the three months ended June 30, 2024, compared to $2.7 million for the three months ended June 30, 2023. The increase was primarily driven by additional depreciation expense recorded as a direct result of the increase in fixed assets, which includes certain assets related to the Southwest Plant put into service July 2023, and $80,000 of amortization of an intangible asset related to acquired ICFAs that did not occur in the same period in 2023.
Other Expense – Other expense was $0.5 million for both the three months ended June 30, 2024 and June 30, 2023. For the the three months ended June 30, 2024, interest income increased $0.3 million compared to the three months ended June 30, 2023, which was mostly offset by an increase in interest expense primarily related to the senior secured notes issued in January 2024 (refer to “—Corporation Transactions” above for additional information).
Income Tax Expense – Income tax expense of $0.6 million was recorded for the three months ended June 30, 2024 compared to income tax expense of $0.7 million for the three months ended June 30, 2023. The primary driver for the change was due to the decrease in pre-tax income for three months ended June 30, 2024.
Net Income – Net income totaled $1.7 million for both the three months ended June 30, 2024 and 2023. The increase in regulated revenue of $0.5 million, decrease in tax expense of $0.1 million and a lower other expense for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was offset by higher operating expenses of $0.7 million in the current period.

Comparison of Results of Operations for the Six Months Ended June 30, 2024 and 2023

The following table summarizes results of operations for the six months ended June 30, 2024 and 2023 (in thousands, except for share amounts):

	For the Six Months Ended June 30,
	2024	2023
Revenues	$25,120	$26,128
Operating expenses	21,056	19,341
Operating income	4,064	6,787
Total other expense	(795)	(986)
Income before income taxes	3,269	5,801
Income tax expense	(848)	(1,596)
Net income	$2,421	$4,205

Basic earnings per common share	$0.10	$0.18
Diluted earnings per common share	$0.10	$0.17
Revenues – The following table summarizes revenues for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Water services	$11,894	$11,396
Wastewater and recycled water services	13,226	12,464
Unregulated revenues	—	2,268
Total revenues	$25,120	$26,128

Total revenues decreased $1.0 million, or 3.9%, to $25.1 million for the six months ended June 30, 2024 compared to $26.1 million for the six months ended June 30, 2023. The decrease in revenue was primarily attributable to the recognition of infrastructure coordination and financing agreement (“ICFA”) related revenue during the six months ended June 30, 2023 that did not recur in the current period, partially offset by an increase of $1.3 million in regulated revenue primarily from organic connection growth.

Water Services – Water services revenue increased $0.5 million, or 4.4%, to $11.9 million for the six months ended June 30, 2024 compared to $11.4 million for the six months ended June 30, 2023. The increase in water services revenue was primarily related to the organic connection growth in active water connections of 4.6%.
Water services revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.5 million, or 7.6%, to $6.8 million for the six months ended June 30, 2024 compared to $6.3 million for the six months ended June 30, 2023. The increase was primarily due to the 4.6% growth in active water connections.
Active water connections increased 4.6% to 35,128 as of June 30, 2024 from 33,580 as of June 30, 2023, primarily due to organic growth in our service areas.
Water services revenue based on consumption was $4.8 million for both the six months ended June 30, 2024 and 2023.
Water consumption increased 1.3% to 1.78 billion gallons for the six months ended June 30, 2024 compared to 1.76 billion for the six months ended June 30, 2023.
Wastewater and Recycled Water Services – Wastewater and recycled water services revenue increased $0.7 million, or 6.1%, to $13.2 million for the six months ended June 30, 2024 compared to $12.5 million for the six months ended June 30, 2023. The increase was primarily driven by higher wastewater services revenue of $0.8 million resulting from the 5.3% increase in active wastewater connections from 26,711 as of June 30, 2023 to 28,128 as of June 30, 2024, partially offset by a $0.1 million decrease in recycled water services revenue.
Recycled water services revenue, which is based on the number of gallons delivered and directly impacted by wastewater volume, decreased by approximately 11.2% to $0.5 million for the six months ended June 30, 2024 from $0.6 million for the six months ended June 30, 2023. The volume of recycled water delivered decreased by 15.8% with 301 million gallons delivered for the six months ended June 30, 2024 compared to 357 million gallons delivered for the six months ended June 30, 2023.
Operating Expenses – The following table summarizes operating expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Operations and maintenance	$6,769	$5,970
General and administrative	8,357	8,011
Depreciation and amortization	5,930	5,360
Total operating expenses	$21,056	$19,341
Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax, increased approximately $0.8 million, or 13.4%, to $6.8 million for the six months ended June 30, 2024 compared to $6.0 million for the six months ended June 30, 2023.
Total personnel expenses increased approximately $0.4 million, or 21.2%, to $2.4 million for the six months ended June 30, 2024 compared to $2.0 million for the six months ended June 30, 2023. The increase was primarily attributable to the increased medical costs of $0.2 million, an increase in headcount, and an increase in hiring and moving costs.
Office expenses related to information technology services increased $0.1 million for the six months ended June 30, 2024 compared to the same period in 2023.
Utility power and related expenses increased $0.1 million to $1.3 million for the six months ended June 30, 2024 compared to $1.2 million for the same period in 2023. The additional power costs were attributable to pump usage for the increase in connections from organic growth.
Repairs and maintenance expenses increased $0.1 million to $0.2 million for the six months ended June 30, 2024 compared to $0.1 million for the same period in 2023. The increased repairs and maintenance costs were primarily attributable to planned equipment maintenance.
General and Administrative – General and administrative costs include the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $0.4 million, or 4.3%, to $8.4 million for the six months ended June 30, 2024 compared to $8.0 million for the six months ended June 30, 2023.
Personnel related costs increased $0.4 million, or 11.2%, to $3.8 million for the six months ended June 30, 2024 compared to $3.4 million for the six months ended June 30, 2023. The increase was primarily related to higher salary and wages as a result of increased personnel, increased hiring and moving costs, and higher medical expenses.
Deferred compensation expense decreased $0.2 million, or 22.8%, to $0.5 million for the six months ended June 30, 2024 compared to $0.7 million for the six months ended June 30, 2023. The decrease was a direct result of the change in the stock price impacting certain equity-like awards (i.e., the stock price decreased $0.98 during the six months ended June 30, 2024 as compared to a decrease of $0.21 during the six months ended June 30, 2023). Refer to Note 11 — “Deferred Compensation Awards” of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.
Depreciation and amortization - Depreciation and amortization expense increased $0.6 million, or 10.6%, to $5.9 million for the six months ended June 30, 2024 compared to $5.4 million for the six months ended June 30, 2023. The increase was primarily driven by additional depreciation expense recorded as a direct result of the increase in fixed assets, which includes certain assets related to the Southwest Plant put into service July 2023, and $80,000 of amortization of an intangible asset related to acquired ICFAs that did not occur in the same period in 2023.
Other Expense – Other expense totaled $0.8 million for the six months ended June 30, 2024 compared to $1.0 million for the six months ended June 30, 2023. The decrease of $0.2 million in other expense was related to a $0.4 million increase in income associated with Buckeye growth premiums as a result of additional new meter connections in the area and a $0.5 million increase in interest income, partially offset by an increase in interest expense of $0.6 million primarily related to the senior secured notes issued in January 2024 (refer to “—Corporation Transactions” above for additional information) and a decrease in the equity portion of allowance for funds used during construction of $0.1 million for the six months ended June 30, 2024.
Income Tax Expense – Income tax expense of $0.8 million was recorded for the six months ended June 30, 2024 compared to $1.6 million for the six months ended June 30, 2023. The primary driver for the change was the higher pre-tax income for the six months ended June 30, 2023 related to the ICFA revenue recognized during that period that did not recur in 2024.
Net Income – Net income totaled $2.4 million for the six months ended June 30, 2024 compared to net income of $4.2 million for the six months ended June 30, 2023. The $1.8 million decrease was primarily attributable to the recognition of $2.3 million of ICFA related revenue and an increase in operating expenses of approximately $1.7 million, partially offset by a $1.3 million increase in regulated revenue and lower tax expense of $0.7 million.
Outstanding Share Data
As of August 7, 2024, there were 24,217,410 shares of the Company’s common stock outstanding and stock-based awards outstanding to acquire an additional 399,811 shares of the Company’s common stock.
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
As of June 30, 2024, the Company has no notable near-term cash expenditures, other than the principal payments for its Series B Notes (as defined below) in the amount of $1.9 million due in both December 2024 and June 2025. While specific facts and circumstances could change, the Company believes that with the cash on hand and the ability to draw on its $15.0 million revolving line of credit, it will be able to generate sufficient cash flows to meet its operating cash flow requirements and capital expenditure plan, as well as remain in compliance with its debt covenants, for the next twelve months and beyond.
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
For the six months ended June 30, 2024, net cash provided by operating activities totaled approximately $13.6 million compared to $12.7 million for the six months ended June 30, 2023. The $0.9 million increase in cash from operating activities was primarily driven by an increase in noncurrent liabilities for the six months ended June 30, 2024 as a result of funds received related to ICFA payments and other developer contributions during the first six months in 2024 compared to the six months ended June 30, 2023. In addition, there were other notable fluctuations in working capital accounts.

Cash from Investing Activities
The net cash used in investing activities totaled approximately $12.2 million for the six months ended June 30, 2024 compared to $19.9 million for the six months ended June 30, 2023. The $7.7 million decrease in cash used in investing activities was primarily driven by the $6.2 million cash paid for the acquisition of GW-Farmers (net of cash acquired) in February 2023 and a decrease in capital expenditures of $1.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
The Company continues to invest capital prudently in existing, core service areas where the Company is able to deploy the Total Water Management model as this includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. The projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors. As a result, the Company may adjust capital expenditures to correspond with any substantial changes in demand for new development in its service areas.
Cash from Financing Activities

The net cash provided by financing activities totaled $13.6 million for the six months ended June 30, 2024, a $9.5 million increase, as compared to the $4.1 million in cash provided by financing activities for the six months ended June 30, 2023. This increase was primarily driven by the $20 million received from the senior secured notes issuance in January 2024, partially offset by $2.3 million of repayments on the Company’s revolving line of credit in the six months ended June 30, 2024 as compared to $9.1 million of net borrowings against the line of credit in the six months ended June 30, 2023.
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
The Series A Notes and the Series B Notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest, and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The Series A Notes and the Series B Notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. As of June 30, 2024, the Company was in compliance with its financial debt covenants relating to the Series A Notes and the Series B Notes.
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
The 6.91% Notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The 6.91% Notes also contain a provision limiting the payment of dividends if the Company falls below a debt service coverage ratio of 1.25. As of June 30, 2024, the Company was in compliance with its financial debt covenants relating to 6.91% Notes.
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

Debt issuance costs as of June 30, 2024 and December 31, 2023 were $0.8 million and $0.4 million, respectively.
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
The Company and Northern Trust subsequently amended the credit facility agreement on multiple occasions (as amended, the “Northern Trust Loan Agreement”) to, among other things, (i) extend the scheduled maturity date to July 1, 2025; (ii) increase the maximum principal amount available for borrowing to $15.0 million; (iii) replace the LIBOR interest rate provisions with provisions based on the Secured Overnight Financing Rate (SOFR); and (iv) add a quarterly facility fee equal to 0.35% of the average daily unused amount of the revolving line of credit.
On July 1, 2024, the Company and Northern Trust entered into a fifth amendment to the Northern Trust Loan Agreement, which further amended the scheduled maturity date for the revolving line of credit from July 1, 2025 to July 1, 2026.
Similar to the Senior Secured Notes, the Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. Additionally, the Northern Trust Loan Agreement contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants are subject to various qualifications and limitations as set forth in the Northern Trust Loan Agreement. Pursuant to the Northern Trust Loan Agreement, the revolving credit facility is subject to certain customary events of default after which the revolving credit facility could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. As of June 30, 2024, the Company was in compliance with its financial debt covenants under the Northern Trust Loan Agreement.
As of June 30, 2024, the Company had no outstanding borrowings under the revolving line of credit with Northern Trust. There were approximately $12,000 and $25,000 unamortized debt issuance costs as of June 30, 2024 and December 31, 2023, respectively.
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
There have been no significant changes to our critical accounting estimates from those disclosed under “Managements’ Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in the 2023 10-K.
Off Balance Sheet Arrangements
As of June 30, 2024 and 2023, the Company did not have any off-balance sheet arrangements.
ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 4.         CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no material change in the Company’s internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended June 30, 2024, other than as reported in our Current Reports on Form 8-K filed with the SEC.
b) Use of Proceeds
None.
c) Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock the Company made during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2024	—	$—	—	$—
May 1 to May 31, 2024	21,543	12.82	—	—
June 1 to June 30, 2024	—	—	—	—
Total	21,543		—	$—

(1) Represents shares withheld from employees to satisfy certain tax obligations due in connection with the vesting of restricted stock awards granted under the Global Water Resources, Inc. 2020 Omnibus Incentive Plan. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 4, 2016.

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed May 4, 2016.

10.1	First Amendment to the Global Water Resources, Inc. 2020 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2024.

10.2	Fifth Modification Agreement, dated July 1, 2024, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2024.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Water Resources, Inc.

Date:	August 7, 2024	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)