Form 10-Q
period 2024-09-30
Global Water Resources, Inc.
filed 2024-11-06
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 5, 2024, the registrant had 24,221,626 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Balance Sheet
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
Land	$2,729	$2,674
Depreciable property, plant and equipment	427,671	414,170
Construction work-in-progress	66,703	48,147
Other	697	697
Less accumulated depreciation	(151,093)	(142,367)
Net property, plant and equipment	346,707	323,321
CURRENT ASSETS:
Cash and cash equivalents	18,145	3,087
Accounts receivable, net	3,271	2,845
Customer payments in-transit	667	543
Unbilled revenue	3,403	2,755
Taxes, prepaid expenses and other current assets	2,614	2,494
Total current assets	28,100	11,724
OTHER ASSETS:
Goodwill	9,486	10,820
Intangible assets, net	8,573	8,841
Regulatory assets	4,110	2,898
Restricted cash	3,933	1,676
Right-of-use assets	1,928	1,741
Other noncurrent assets	80	74
Total other assets	28,110	26,050
TOTAL ASSETS	$402,917	$361,095
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,284	$1,027
Accrued expenses	9,713	7,129
Customer and meter deposits	1,598	1,628
Long-term debt, current portion	3,931	3,880
Leases, current portion	766	553
Total current liabilities	17,292	14,217
NONCURRENT LIABILITIES:
Line of credit	—	2,315
Long-term debt	120,427	101,341
Long-term lease liabilities	1,359	1,370
Deferred revenue - ICFA	20,285	19,656
Regulatory liabilities	5,863	6,076
Advances in aid of construction	124,226	111,529
Contributions in aid of construction, net	39,946	36,409
Deferred income tax liabilities, net	10,063	8,284
Acquisition liabilities	2,881	3,048
Other noncurrent liabilities	11,734	8,230
Total noncurrent liabilities	336,784	298,258
Total liabilities	354,076	312,475
Commitments and contingencies (Refer to Note 13)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, 60,000,000 shares authorized; 24,565,955 and 24,492,918 shares issued as of September 30, 2024 and December 31, 2023, respectively.	240	240
Treasury stock, 344,329 and 317,677 shares at September 30, 2024 and December 31, 2023, respectively.	(2)	(2)
Paid in capital	46,795	47,585
Retained earnings	1,808	797
Total shareholders’ equity	48,841	48,620
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$402,917	$361,095

See accompanying notes to the condensed consolidated financial statements (unaudited)

GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
Water service	$7,493	$7,520	$19,387	$18,916
Wastewater and recycled water service	6,828	6,494	20,054	18,958
Unregulated revenues	—	518	—	2,786
Total revenues	14,321	14,532	39,441	40,660

OPERATING EXPENSES:
Operations and maintenance	3,444	3,587	10,213	9,557
General and administrative	3,960	3,923	12,317	11,934
Depreciation and amortization	2,933	3,185	8,863	8,545
Total operating expenses	10,337	10,695	31,393	30,036
OPERATING INCOME	3,984	3,837	8,048	10,624

OTHER INCOME (EXPENSE):
Interest income	240	4	744	11
Interest expense	(1,504)	(1,260)	(4,577)	(3,709)
Allowance for equity funds used during construction	238	263	682	778
Other, net	1,028	678	2,358	1,619
Total other income (expense)	2	(315)	(793)	(1,301)

INCOME BEFORE INCOME TAXES	3,986	3,522	7,255	9,323
INCOME TAX EXPENSE	(1,061)	(888)	(1,909)	(2,484)
NET INCOME	$2,925	$2,634	$5,346	$6,839

Basic earnings per common share	$0.12	$0.11	$0.22	$0.28
Diluted earnings per common share	$0.12	$0.11	$0.22	$0.28
Dividends declared per common share	$0.08	$0.07	$0.23	$0.22

Weighted average number of common shares used in the determination of:
Basic	24,219,564	24,171,228	24,198,270	24,046,493
Diluted	24,302,521	24,231,801	24,301,974	24,144,384

See accompanying notes to the condensed consolidated financial statements (unaudited)

GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2023	24,492,918	$240	(317,677)	$(2)	$47,585	$797	$48,620
Dividend declared $0.08 per share	—	—	—	—	(1,128)	(691)	(1,819)
Stock option exercise	5,277	—	(4,405)	—	198	—	198
Net income	—	—	—	—	—	691	691
BALANCE - March 31, 2024	24,498,195	240	(322,082)	(2)	46,655	797	47,690
Dividend declared $0.075 per share	—	—	—	—	—	(1,821)	(1,821)
Stock compensation	62,840	—	(21,543)	—	16	—	16
Net income	—	—	—	—	—	1,730	1,730
BALANCE - June 30, 2024	24,561,035	240	(343,625)	(2)	46,671	706	47,615
Dividend declared $0.08 per share	—	—	—	—	—	(1,823)	(1,823)
Stock option exercise	—	—	(704)	—	—	—	—
Stock compensation	4,920	—	—	—	124	—	124
Net income	—	—	—	—	—	2,925	2,925
BALANCE - September 30, 2024	24,565,955	$240	(344,329)	$(2)	$46,795	$1,808	$48,841

BALANCE - December 31, 2022	24,095,139	$239	(224,093)	$(2)	$44,157	$—	$44,394
Dividend declared $0.07 per share	—	—	—	—	—	(1,778)	(1,778)
Stock compensation	—	—	—	—	299	—	299
Net income	—	—	—	—	—	2,466	2,466
BALANCE - March 31, 2023	24,095,139	239	(224,093)	(2)	44,456	688	45,381
Dividend declared $0.07 per share	—	—	—	—	(55)	(1,739)	(1,794)
Issuance of Common Stock	230,000	1	—	—	2,747	—	2,748
Stock option exercise	152,113	—	(82,642)	—	—	—	—
Stock compensation	—	—	—	—	(47)	—	(47)
Net income	—	—	—	—	—	1,739	1,739
BALANCE - June 30, 2023	24,477,252	240	(306,735)	(2)	47,101	688	48,027
Dividend declared $0.07 per share	—	—	—	—	—	(1,801)	(1,801)
Stock option exercise	1,000	—	—	—	9	—	9
Stock compensation	—	—	—	—	211	—	211
Net income	—	—	—	—	—	2,634	2,634
BALANCE - September 30, 2023	24,478,252	$240	(306,735)	$(2)	$47,321	$1,521	$49,080

See accompanying notes to the condensed consolidated financial statements (unaudited)

GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,346	$6,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,863	8,545
Deferred compensation	873	698
Deferred income tax expense	1,838	2,164
Allowance for equity funds used during construction	(682)	(778)
Right of use amortization	298	240
Other adjustments	6	23
Changes in assets and liabilities
Accounts receivable	(496)	(938)
Other current assets	(891)	(165)
Accounts payable and other current liabilities	705	2,261
Other noncurrent assets	38	293
Other noncurrent liabilities	(102)	3,480
Net cash provided by operating activities	15,796	22,662
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,171)	(18,578)
Cash paid for acquisitions, net of cash acquired	—	(6,246)
Net cash used in investing activities	(19,171)	(24,824)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(5,462)	(5,372)
Advances and contributions in aid of construction	10,455	8,370
Refunds of advances for construction	(1,256)	(1,076)
Payments for taxes related to net shares settlement of equity awards	(268)	(367)
Principal payments under finance leases	(183)	(388)
Repayments of notes payable	(1,952)	(1,917)
Line of credit borrowings	—	21,050
Line of credit repayments	(2,315)	(21,035)
Loan borrowings	22,137	242
Debt issuance costs paid	(418)	—
Proceeds from sale of stock	—	2,748
Other financing activities	(48)	10
Net cash provided by financing activities	20,690	2,265
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	17,315	103
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	4,763	7,562
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$22,078	$7,665

See accompanying notes to the condensed consolidated financial statements (unaudited)
Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents	$18,145	$5,289
Restricted cash	3,933	2,376
Total cash, cash equivalents, and restricted cash	$22,078	$7,665

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION, CORPORATE TRANSACTIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements (unaudited) of Global Water Resources, Inc. (the “Company”, “GWRI”, “we”, “us”, or “our”) and related disclosures as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023. In the Company’s opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Corporate Transactions
Asset Purchase Agreement with City of Tucson
Effective April 25, 2024, Global Water - Ocotillo Water Company, Inc. (“GW-Ocotillo”), formerly Global Water - 2024 Acquisition A, Inc. and a wholly owned subsidiary of the Company, entered into an asset purchase agreement with the City of Tucson, pursuant to which GW-Ocotillo will acquire seven isolated public water systems from the City of Tucson serving approximately 2,200 water service connections in an all-cash transaction for a purchase price of $8.4 million. The isolated public water systems are located in and around Pima County. The Company expects to complete the acquisition in the first quarter of 2025, subject to customary closing conditions and approval by the Arizona Corporation Commission (“ACC”). The estimated rate base of the seven water systems is approximately $7.8 million.
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
Stipulated Condemnation of the Operations and Assets of Valencia Water Company, Inc.
On July 14, 2015, the Company closed the stipulated condemnation to transfer the operations and assets of Valencia Water Company, Inc. (“Valencia”) to the City of Buckeye. Terms of the condemnation were agreed upon through a settlement agreement and stipulated final judgment of condemnation wherein the City of Buckeye acquired all the operations and assets of Valencia and assumed operation of the utility upon close. The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. The Company received growth premiums of $0.9 million and $2.2 million for the three and nine months ended September 30, 2024, respectively. The Company received growth premiums of $0.7 million and $1.6 million for the three and nine months ended September 30, 2023, respectively. An aggregate of $12.9 million in growth premiums have been received to date. The growth premiums are included in “Other, net” on the Company’s condensed consolidated statements of operations (unaudited).
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(In thousands)
Basic weighted average common shares outstanding	24,220	24,171	24,198	24,046
Effect of dilutive securities:
2017 Option grant	66	54	67	72
2019 Option grant	13	7	13	14
2020 Restricted stock awards	—	—	—	6
2021 Restricted stock awards	4	—	24	6
Total dilutive securities	83	61	104	98
Diluted weighted average common shares outstanding	24,303	24,232	24,302	24,144
Anti-dilutive shares excluded from earnings per diluted shares(1)	—	138	—	94
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
While the Company reports its revenue, disaggregated by service type, on the face of its condensed consolidated statements of operations (unaudited), the Company does not manage the business based on any performance measure at the individual revenue stream level. The Company does not have any customers that contribute more than 10% to the Company’s revenues or revenue streams. Additionally, the CODM uses consolidated financial information to evaluate the Company’s performance, which is the same basis on which he communicates the Company’s results and performance to the Board of Directors. It is upon this consolidated basis from which he bases all significant decisions regarding the allocation of the Company’s resources on a consolidated level. Based on the information described above and in accordance with the applicable literature, management has concluded that the Company is currently organized and operated as one operating and reportable segment.
Governmental Funding & Assistance
Occasionally, the Company participates in various U.S. federal, state and local programs under which governmental funding is received to offset certain specified costs of the Company associated with water conservation efforts, the provision of utility service or facilities in designated locations (such as unserved or underserved rural areas), and the replacement and upgrading of outdated equipment with advanced metering infrastructure. In certain instances, our receipt of awarded governmental funds may be conditioned on the Company meeting specified progress and inspection milestones during construction of associated utility infrastructure projects. Certain programs are subject to audits of compliance with program commitments and, subject to the outcomes of those assessments, the Company may be required to reimburse the government entity for cash previously received, or, in some cases, pay a penalty. The Company evaluates each program and establishes a liability under the principles of Accounting Standards Codification (“ASC”) 450 if it is probable support payments will be recaptured or a penalty will be imposed.
In April 2024, the Company’s Global Water - Rincon Water Company, Inc. (“GW-Rincon”) utility entered into a loan agreement with the Water Infrastructure Finance Authority of Arizona (“WIFA”) to improve the utility’s infrastructure, including enhancements to the fluoride treatment system and other projects. A portion of the loan is forgivable, which the Company accounts for as a contribution in aid of construction (“CIAC”). Refer to Note 9 - “Debt,” for additional information.
In December 2023, the Company’s GW-Farmers utility was awarded a $1.6 million grant from WIFA to replace manual read meters with advanced metering infrastructure (“AMI”) smart meters. Disbursement of the award occurs through one or more reimbursement requests submitted by the Company for costs incurred and activities performed between July 6, 2022 and June 30. 2026. Award payments are accounted for as CIAC. For the nine months ended September 30, 2024, the Company received $0.8 million in award disbursements. The Company received no award disbursements in 2023.
Recent Accounting Pronouncements
Future Adoption of Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is assessing the timing and impact that adopting this new standard will have on its consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures that expands disclosures of significant segment expenses and includes new disclosures for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company will implement and provide the required annual disclosures beginning in its Annual Report on Form 10-K for the year ended December 31, 2024.
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
2024 Farmers Rate Case
On June 27, 2024, Global Water-Farmers Water Company, Inc. (“GW-Farmers”), one of the Company’s regulated utilities, filed a rate case application with the ACC for increased water rates based on a 2023 test year with updates for changes in post-test year plant through December 31, 2024. The application requests, among other things, a revenue increase of approximately $1.3 million phased-in over two steps and recovery of the acquisition premium related to the Farmers Water Co. acquisition. On July 25, 2024, ACC Utilities Division Staff found the application administratively complete and estimates its testimony regarding the application will be filed on or about December 9, 2024.
Acquisition of Seven Systems from City of Tucson
On May 10, 2024, GW-Ocotillo filed an application with the ACC for approval to acquire seven isolated public water systems from the City of Tucson. On June 10, 2024, ACC Utilities Division Staff found the application administratively complete and estimates its testimony regarding the application will be filed on or about November 5, 2024. The Company expects to complete the acquisition in the first quarter of 2025, subject to customary closing conditions and approval by the ACC.

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
Southwest Plant Accounting Order and Bill Credit
On July 3, 2023, the Company’s GW-Palo Verde and GW-Santa Cruz utilities filed an application with the ACC for approval of an accounting order to defer and record as a regulatory asset the depreciation expense recorded for the Company’s Southwest Plant, plus the carrying cost at the authorized rate of return set in GW-Palo Verde’s and GW-Santa Cruz’s most recent rate order, until the plant is considered for recovery in the next GW-Palo Verde and GW-Santa Cruz rate case. The Southwest Plant was substantially constructed prior to 2009 to provide water, wastewater, and recycled water service for the area southwest of the City of Maricopa. Due to the unprecedented collapse of the housing market during the Great Recession, the nearly completed plant remained idle for well over a decade. The total cost of the Southwest Plant was approximately $38.4 million. Since July 2023, construction costs of $25.0 million related to the water production plant and a portion of the wastewater processing plant were placed in service, with the remaining parts of the Southwest Plant to be placed in service once sufficient flows, provided by connection growth, are established. There can be no assurance, however, that the ACC will approve the application as submitted and the ACC could take other actions regarding the application.
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
Decision No. 79383 - Issued June 20, 2024 - Saguaro Rate Case
On June 20, 2024, the ACC issued Decision No. 79383 relating to each of the rate case applications filed by seven of the Company’s regulated utilities for increased water rates based on a 2022 test year. Decision No. 79383 approved, among other things, a collective annual revenue increase of approximately $351,000. The approved rates will be phased-in over five periods with the first increase effective July 1, 2024. The subsequent four increases will be effective on January 1 of each subsequent year, with the majority of the revenue increase phased in by January 1, 2025.
The ACC also approved:
(i) the consolidation of water rates to one single rate for the seven utilities;
(ii) acquisition premiums relating to the Company’s acquisitions of its Global Water-Mirabell Water Company, Inc. (“GW-Mirabell”), Global Water-Lyn Lee Water Company, Inc. (“GW-Lyn Lee”), Global Water-Francesca Water Company, Inc. (“GW-Francesca”), Global Water-Tortolita Water Company, Inc. (“GW-Tortolita”), GW-Rincon, and Global Water-Las Quintas Serenas Water Company, Inc. (“GW-Las Quintas Serenas”) utilities, each located in Pima County, which increase the rate base for such utilities and result in an increase in the annual collective revenue requirement;
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
The Company’s regulatory assets and liabilities consist of the following (in thousands):

	Recovery Period	September 30, 2024	December 31, 2023
Regulatory Assets
Acquisition premiums(1)	25 or 50 years	$2,616	$1,269
Income taxes recoverable through future rates (2)	Various	1,345	1,404
Rate case expense surcharge(3)	2 years	104	221
Other regulatory assets		45	4
Total regulatory assets		$4,110	$2,898

Regulatory Liabilities
Acquired ICFAs(4)		$4,708	$4,896
Income taxes payable through future rates(2)		473	488
Depreciation adjustment(5)		682	692
Total regulatory liabilities		$5,863	$6,076
(1) Decision No. 78319, issued on December 3, 2021, approved an acquisition premium related to the acquisition of the Company’s GW-Rincon utility. The acquisition premium balance relating to the Company’s GW-Rincon utility as of September 30, 2024 was approximately $0.6 million. Decision No. 79383, issued on June 20, 2024, allowed the Company to begin amortization of the acquisition premium through customer rates over 50 years. Decision No. 79383 also approved acquisition premiums related to the acquisition of the Company’s GW-Francesca, GW-Las Quintas Serenas, GW-Lyn Lee, GW-Mirabell, and GW-Tortolita utilities. The acquisition premiums will be amortized through customer rates over 50 years as approved in the decision. The acquisition premium balance relating to these utilities as of September 30, 2024 was approximately $1.3 million.
Decision No. 78644, issued on July 27, 2022, approved acquisition premiums related to the acquisitions of the Company’s GW-Turner Ranches and Global Water – Red Rock Water Company, Inc. (“GW-Red Rock”) utilities. Amortization began in 2022 as the acquisition premiums were included in customer rates as approved in the decision and will continue over a 25-year period. The acquisition premium balance relating to these utilities as of September 30, 2024 was approximately $0.7 million.

(2) The TCJA required the Company to re-measure all existing deferred income tax assets and liabilities to reflect the reduction in the federal tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers.
(3) Decision No. 78743, issued on October 24, 2022, approved approximately $0.5 million in rate case expenses to be recovered through a rate case expense surcharge over a period of up to two years.
Decision No. 79383 also approved approximately $0.1 million in rate case expenses to be recovered through a rate case expense surcharge over a period of up to a two-years.
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
3. REVENUE RECOGNITION
Regulated Revenue
The Company’s operating revenues are primarily attributable to regulated water, wastewater, and recycled water service based upon tariff rates approved by the ACC. Regulated service revenues consist of amounts billed to customers based on approved fixed monthly fees and consumption fees, as well as unbilled revenues estimated from the last meter reading date to the end of the accounting period utilizing historical customer data recorded as accrued revenue. The measurement of sales to customers is generally based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, the Company estimates consumption since the date of the last meter reading and a corresponding unbilled revenue is recognized. The unbilled revenue estimate is based upon the number of unbilled days that month and the average daily customer billing rate from the previous month (which fluctuates based upon customer usage). The Company applies the invoice practical expedient and recognizes revenue from contracts with customers in the amount for which the Company has a right to invoice. The Company has the right to invoice for the volume of consumption, service charge, and other authorized charges.
The Company satisfies its performance obligation to provide water, wastewater, and recycled water service over time as the service is rendered. Regulated water and wastewater service may be terminated by the customers at will, and, as a result, no separate financing component is recognized for the Company’s collections from customers, which generally require payment within 15 days of billing. The Company applies judgment, based principally on historical payment experience, in estimating its customers’ ability to pay.
Total revenues do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales taxes.
Unregulated Revenue
Unregulated revenues represent those revenues that are not subject to the ratemaking process of the ACC. Unregulated revenues are primarily related to the revenues recognized on a portion of ICFA funds received.
ICFAs are agreements with developers and homebuilders where the Company, which owns the operating utilities, provides service to plan, coordinate, and finance the water and wastewater infrastructure that would otherwise be required to be performed or subcontracted by the developer or homebuilder. Service provided within these agreements include coordination of construction service for water and wastewater treatment facilities as well as financing, arranging, and coordinating the provision of utility service. In return, the developers and homebuilders pay the Company an agreed-upon amount per dwelling unit for the land legally described in the agreement, or a portion thereof. Under ICFA agreements, the Company has a contractual obligation to ensure physical capacity exists through its regulated utilities for the provision of water and wastewater utility service to the land when needed. This obligation persists regardless of connection growth.
Fees for this service are typically a negotiated amount per equivalent dwelling unit for the land legally described in the agreement, or a portion thereof. Payments are generally due in installments, with a portion due upon signing of the agreement, a portion due upon completion of certain milestones, and the final payment due upon final plat approval or sale of the subdivision. The payments are non-refundable. The agreements are generally recorded against the land with the appropriate recorder’s office and must be assumed in the event of a sale or transfer of the land. The regional planning and coordination of the infrastructure in the various service areas has been an important part of the Company’s business model.

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
The Company accounts for the portion of ICFA funds allocated to the HUF liability as a CIAC. However, in accordance with the ACC directives, the CIAC is not deducted from rate base until the HUF funds are expended for utility plant. Such funds are restricted and segregated in a separate bank account and used for plant. For facilities required under a HUF or ICFA, the utilities must first use the HUF moneys received, after which, it may use debt or equity financing for the remainder of construction.
As these arrangements are with developers and not with the end water or wastewater customer, revenue recognition coincides with the completion of the Company’s performance obligations under the agreement with the developer and its regulated utilities’ ability to provide fitted capacity for water and wastewater service. The Company exercises judgment when estimating the number of equivalent dwelling units that its regulated utilities have capacity to serve. The Company believes that service provided within these agreements is not distinct in the context of the contract because it is highly interdependent with its regulated utilities’ ability to provide fitted capacity for water and wastewater service. The Company concluded that the goods and service provided under ICFA contracts constitute a single performance obligation.

	December 31, 2023 Balance	Payments Allocated to Deferred Revenue	Revenue Recognized	September 30, 2024 Balance
Deferred Revenue - ICFA	$19,656	$629	$—	$20,285
Disaggregated Revenues
For the three and nine months ended September 30, 2024 and 2023, disaggregated revenues from contracts with customers by major source and customer class are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REGULATED REVENUE
Water Service
Residential	$5,034	$4,900	$14,003	$13,261
Irrigation	1,205	1,393	2,459	2,739
Commercial	541	457	1,389	1,184
Construction	469	537	861	1,036
Other water revenues	244	233	675	696
Total water revenues	7,493	7,520	19,387	18,916
Wastewater and recycled water service
Residential	5,796	5,630	17,607	16,725
Commercial	336	317	1,034	906
Recycled water revenues	607	469	1,133	1,062
Other wastewater revenues	89	78	280	265
Total wastewater and recycled water revenues	6,828	6,494	20,054	18,958
TOTAL REGULATED REVENUE	14,321	14,014	39,441	37,874
UNREGULATED REVENUE
ICFA revenues	—	518	—	2,786
TOTAL REVENUE	$14,321	$14,532	$39,441	$40,660

Contract Balances
The Company’s contract assets and liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
CONTRACT ASSETS
Accounts receivable
Water service	$2,125	$1,588
Wastewater and recycled water service	1,297	1,379
Total contract assets	$3,422	$2,967
CONTRACT LIABILITIES
Deferred revenue - ICFA	$20,285	$19,656
Total contract liabilities	$20,285	$19,656
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable as of September 30, 2024 and December 31, 2023 consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Billed receivables	$3,422	$2,967
Less provision for credit losses	(151)	(122)
Accounts receivable, net	$3,271	$2,845
The following table summarizes the allowance for credit loss activity for the nine months ended September 30, 2024 and the year ended December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Beginning of Period	$(122)	$(164)
Credit Loss Expense	(69)	(76)
Write Offs	67	124
Recoveries	(27)	(6)
End of Period	$(151)	$(122)
4. PROPERTY, PLANT AND EQUIPMENT

Depreciable property, plant and equipment as of September 30, 2024 and December 31, 2023 consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Equipment	$61,519	$60,536
Office buildings and other structures	64,622	64,084
Transmission and distribution plant	301,530	289,550
Total property, plant and equipment	$427,671	$414,170

Depreciation of property, plant and equipment is computed based on the estimated useful lives as follows:

Useful Lives
Equipment	3 to 30 years
Office buildings and other structures	30 years
Transmission and distribution plant	10 to 50 years
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The goodwill balance was $9.5 million as of September 30, 2024 and is related to our historical acquisitions. There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to the acquisitions.
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
As of September 30, 2024 and December 31, 2023, the goodwill balance consisted of the following (in thousands):

	December 31, 2023 Balance	Acquisition Activity	Adjustments Subsequent to Acquisition Date	September 30, 2024 Balance
Goodwill	$10,820	$—	$(1,334)	$9,486
Intangible Assets
As of September 30, 2024 and December 31, 2023, intangible assets consisted of the following (in thousands):

	September 30, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532	$—	$1,532	$1,532	$—	$1,532
Intangible trademark	13	—	13	13	—	13
Franchise contract rights	139	—	139	139	—	139
Organizational costs	164	—	164	163	—	163
Total indefinite lived intangible assets	1,848	—	1,848	1,847	—	1,847
DEFINITE LIVED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(16,374)	1,604	17,978	(16,105)	1,873
Sonoran contract rights	7,406	(2,285)	5,121	7,406	(2,285)	5,121
Total definite lived intangible assets	25,384	(18,659)	6,725	25,384	(18,390)	6,994
Total intangible assets	$27,232	$(18,659)	$8,573	$27,231	$(18,390)	$8,841
A Certificate of Convenience & Necessity (“CC&N”) is a permit issued by the ACC allowing a public service corporation to serve a specified area, and preventing other public service corporations from offering the same water and wastewater service within the specified area. The CP Water Company (“CP Water”) CC&N intangible asset was acquired through the acquisition of CP Water in 2006. This CC&N permit has no outstanding conditions that would require renewal.
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
Acquired ICFAs and Sonoran contract rights relate to acquired rights under certain ICFAs through the 2004 acquisition of GW-Santa Cruz and GW-Palo Verde and the 2005 acquisition of Sonoran assets, respectively, which are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, the Company cannot reliably estimate when the remaining intangible assets’ amortization will be recorded. There was zero and $0.3 million of amortization recorded for these balances during the three and nine months ended September 30, 2024, respectively. There was $1.4 million of amortization recorded for these balances during the three and nine months ended September 30, 2023.
6. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to employees through its participation in a pooled plan sponsored by an affiliate of a significant shareholder and director of the Company. Medical claims paid to the plan were approximately $0.3 million for both the three months ended September 30, 2024 and 2023. Medical claims paid to the plan were approximately $0.8 million for the nine months ended September 30, 2024 and $0.6 million for the nine months ended September 30, 2023.
Refer to Note 1 — “Basis of Presentation, Corporate Transactions, Significant Accounting Policies, and Recent Accounting Pronouncements — Corporate Transactions” (specifically the “Private Placement Offering of Common Stock” section) for additional information regarding other related party disclosures.
7. ACCRUED EXPENSES
Accrued expenses as of September 30, 2024 and December 31, 2023 consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued project liabilities	$2,310	$1,001
Interest	2,003	480
Accrued bonus	981	602
Property taxes	678	1,242
Dividend payable	606	606
Accrued purchase orders	583	200
Customer prepayments	577	883
Accrued payroll	328	67
Accrued sales taxes	238	179
Deferred compensation	228	239
Accrued electric	213	109
Other accrued liabilities	968	1,521
Total accrued expenses	$9,713	$7,129
8. FAIR VALUE
Fair Value of Financial Instruments
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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
HUF funds - restricted cash	$2,986	$—	$—	$2,986	$822	$—	$—	$822
Certificate of deposit - restricted	947	—	—	947	—	854	—	854
Demand deposit	1	—	—	1	1	—	—	1
Total	$3,934	$—	$—	$3,934	$823	$854	$—	$1,677
Liabilities:
Contingent consideration	$—	$—	$1,946	$1,946	$—	$—	$2,113	$2,113
Total	$—	$—	$1,946	$1,946	$—	$—	$2,113	$2,113
HUF Funds - restricted cash and Certificate of deposit - restricted are presented on the Restricted cash line item of the Company’s condensed consolidated balance sheets (unaudited) and are valued at amortized cost, which approximates fair value.
Demand Deposit is presented on the Cash and cash equivalents line item of the Company’s condensed consolidated balance sheets (unaudited) and is valued at amortized cost, which approximates fair value.
As part of the GW-Red Rock acquisition, the Company is required to pay to the seller a growth premium equal to $750 (not in thousands) for each new account established within specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date, or twenty years from the acquisition date. The fair value of the contingent consideration was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company’s estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate.
In addition, as part of the GW-Farmers acquisition, the Company is required to pay the seller a growth premium equal to $1,000 (not in thousands) for each new account established in the service area, up to a total aggregate growth premium of $3.5 million. The obligation period of the growth premium commences on the closing date of the acquisition and ends (i) ten years after the first new account for residential purposes is established on land that is, at the time of the closing date of the acquisition, undeveloped or unplatted and owned by the seller within the service area or (ii) ten years after the date of closing if a new account (as previously described) has not been established. The fair value of the contingent consideration was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company’s estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate.
Contingent consideration is included within acquisition liabilities on the condensed consolidated balance sheets (unaudited). Refer to Note 13 — “Commitments and Contingencies” for additional information about contingent consideration.

9. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30, 2024		December 31, 2023
	Short-term	Long-term	Short-term	Long-term
NOTES PAYABLE -
4.38% Senior Secured Notes, Series A, maturing June 2028 (“Series A Notes”)	$—	28,750	$—	$28,750
4.58% Senior Secured Notes, Series B, maturing June 2036 (“Series B Notes”)	3,833	70,917	3,833	72,833
6.91% Senior Secured Notes, maturing January 2034 (“6.91% Notes”)	—	20,000	—	—
4.911% WIFA Note, maturing April 2044 (“4.911% WIFA Note”)	49	1,399	—	—
	3,882	121,066	3,833	101,583
OTHER
Debt issuance costs	—	(784)	—	(426)
Loan Payable	49	145	47	184
Total debt	$3,931	$120,427	$3,880	$101,341
Debt is measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 as follows (in thousands):

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Long-term debt(1)	—	124,648	—	124,648	—	100,746	—	100,746
(1) The fair value of debt was estimated based on interest rates considered available for instruments of similar terms and remaining maturities.
On April 30, 2024, the Company’s GW-Rincon utility entered into a loan agreement with WIFA for a principal amount of $2.4 million to improve the utility’s infrastructure, of which $0.7 million is forgivable. The loan is due on April 1, 2044 and bears an interest rate of 4.911%. Funding occurs through one or more draw requests submitted by the Company and the subsequent disbursement of principal by WIFA. As of September 30, 2024, the Company has received approximately $2.1 million in disbursements under this agreement.
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
As of September 30, 2024, the Company was in compliance with its financial debt covenants relating to the Series A Notes, Series B Notes, and the 6.91% Notes.
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
As of September 30, 2024, the Company had no outstanding borrowings under this credit line. As of December 31, 2023, the outstanding borrowings on this credit line were approximately $2.3 million. There were less than $0.1 million of unamortized debt issuance costs as of September 30, 2024 and December 31, 2023.
As of September 30, 2024, the Company was in compliance with its financial debt covenants under the Northern Trust Loan Agreement.
Refer to Note 11 - “Debt” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding the Company’s outstanding debt.
10. INCOME TAXES
Our interim effective tax rates reflect the estimated annual effective tax rates for 2024 and 2023 applied to year-to-date pretax income, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended September 30, 2024 and 2023 were 26.6% and 25.2%, respectively. The effective tax rates for the nine months ended September 30, 2024 and 2023 were 26.3% and 26.6%, respectively.
The increase in the effective tax rate for the three months ended September 30, 2024 compared to the prior year period was primarily attributable to the vesting of restricted stock awards and stock options in the prior year period.
The decrease in the effective tax rate for the nine months ended September 30, 2024 compared to the prior year period was primarily attributable to a decrease in non-deductible permanent differences.
11. DEFERRED COMPENSATION AWARDS
Stock-based compensation
Stock-based compensation related to option awards is measured based on the fair value of the award. The fair value of stock option awards is determined using a Black-Scholes option-pricing model. The Company recognizes compensation expense associated with the options over the vesting period.
2017 stock option grant
In August 2017, GWRI’s Board of Directors granted stock options to acquire 465,000 shares of GWRI’s common stock to employees throughout the Company. The options were granted with an exercise price of $9.40, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on August 10, 2017. The options are fully vested and expire 10 years from the grant date. As of August 2021, these options were fully expensed. As of September 30, 2024, 125,750 options have been exercised and 70,425 options have been forfeited with 268,825 options outstanding.
2019 stock option grant
In August 2019, GWRI’s Board of directors granted stock options to acquire 250,000 shares of GWRI’s common stock to employees throughout the Company. The options were granted with an exercise price of $11.26, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on August 13, 2019. The options are fully vested and expire 10 years from the grant date. As of August 2023, these options were fully expensed. Stock-based compensation expense of $20,000 and $92,000 was recorded for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, 55,994 options have been exercised and 63,770 options have been forfeited with 130,236 options outstanding.

Restricted stock units
Restricted stock units are granted in the first quarter based on the prior year’s performance and vest over a three-year period. The units are credited quarterly using the closing price of the Company’s common stock on the applicable record date for the respective quarter. The following table details total awards granted and the number of units outstanding as of September 30, 2024, along with the amounts paid to holders of the restricted stock units (“RSUs”) for the three and nine months ended September 30, 2024 and 2023 (in thousands, except unit amounts):

			Three Months Ended September 30,		Nine Months Ended September 30,
Grant Date	Units Granted	Units Outstanding	2024	2023	2024	2023
Q1 2021	27,403	—	$—	$27	$28	$85
Q1 2022	22,262	1,778	21	23	67	70
Q1 2023	30,366	11,852	29	31	92	62
Q1 2024	30,962	22,706	31	—	64	—
Total	110,993	36,336	$81	$81	$251	$217
These are liability awards, so when the stock price decreases, cumulative compensation expense is reduced, which can lead to negative compensation expense in a given period. Based on GWRI’s closing share price on September 30, 2024 (the last trading date of the quarter), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

RSUs
2024 (remaining period)	$84
2025	246
2026	127
Total	$457
Stock appreciation rights
Stock appreciation rights (“SARs”) were granted to certain members of management and are fully vested. The following table details the grant date, units granted, exercise price, outstanding units as of September 30, 2024 and amounts paid during the three and nine months ended September 30, 2024 and 2023 (in thousands, except unit and per unit amounts):

				Three Months Ended September 30,		Nine Months Ended September 30,
Grant Date	Units Granted	Exercise Price	Units Outstanding	2024	2023	2024	2023
Q1 2015(1)	299,000	$4.26	12,500	$—	$—	$—	$165
Q1 2018(2)	33,000	$8.99	8,250	—	—	—	—
Total	332,000		20,750	$—	$—	$—	$165
(1)The exercise price was determined to be the fair market value of one share of GWR Global Water Resources Corp. stock on the grant date of February 11, 2015.
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

During the three and nine months ended September 30, 2024, 9,537 RSAs were issued. During the three and nine months ended September 30, 2023, 6,000 RSAs were issued. The following table details the compensation expense related to the grant and partial vesting of previously granted RSAs for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Compensation expense	$55	$200	$450	$737
12. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information:
Cash paid for interest - net of amounts capitalized	$3,114	$2,343
Cash paid for income taxes	107	276
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	3,417	2,251
Utility Plant constructed by developers and conveyed	10,831	11,276
Business acquisition through issuance of contingent consideration payable	—	1,330
Finance lease additions	604	94
13. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has operating and finance leases for vehicles, office equipment, and office space. Refer to Note 4 – “Leases” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.
On February 1, 2023, the Company acquired all of the equity of Farmers Water Co., an operator of a water utility with service area in Pima County, Arizona. Under the terms of the purchase agreement, the Company is obligated to pay the seller a growth premium for each new account established within the specified growth premium areas. The estimated fair value of the remaining liability was $1.2 million and $1.3 million as of September 30, 2024 and December 31, 2023, respectively, and is included in Acquisition liabilities on the condensed consolidated balance sheets (unaudited).
On October 16, 2018, the Company completed the acquisition of GW-Red Rock, an operator of a water and a wastewater utility with service areas in the Pima and Pinal counties of Arizona. Under the terms of the purchase agreement, the Company is obligated to pay to the seller a growth premium for each new account established within specified growth premium areas. During the three months ended September 30, 2024, the Company revised the fair value of the estimated liability of the contingent consideration based on modified building plans from the landowners in the growth premium areas, which resulted in a net $0.1 million gain on remeasurement, which is included in Other, net on the condensed consolidated statements of operations (unaudited) for the three and nine months ended September 30, 2024. As of September 30, 2024, no meters have been installed and no accounts have been established in any of the specified growth premium areas. The estimated fair value of the remaining liability was $0.7 million and $0.8 million as of September 30, 2024 and December 31, 2023, respectively, and is included in Acquisition liabilities on the condensed consolidated balance sheets (unaudited).
Refer to Note 8 — “Fair Value” for additional information about contingent consideration.
The Company has previously received certain ICFA advances related to its CP Water utility, which the Company is obligated to repay in the form of specified future ICFA fee reductions when those ICFA fees are due. The liability was $0.9 million as of both September 30, 2024 and December 31, 2023 and is included in Acquisition liabilities on the condensed consolidated balance sheets (unaudited).

Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect the Company’s financial position, results of operations, or cash flows.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations (“MD&A”) relate to the three and nine months ended September 30, 2024 and should be read together with the consolidated financial statements and accompanying notes included in Part I, Item 1 of this report.
Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward-looking statements include future estimates described in “Business Outlook”, “Factors Affecting our Results of Operations”, and “Liquidity and Capital Resources”. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, growth, and opportunities; future financial performance; regulatory and Arizona Corporation Commission (“ACC”) proceedings, decisions, and approvals, such as the anticipated benefits resulting from rate decisions, including any collective revenue increases due to new water and wastewater rates, our beliefs and expectations pertaining to ACC actions relating to our Southwest Plant, as well as the outcome and timing of our rate case and other applications with the ACC; our plans relating to future filings of our rate cases with the ACC; acquisition plans and our ability to complete additional acquisitions, including the anticipated acquisition of seven isolated public water systems from the City of Tucson and the expected increase in active water service connections resulting from such acquisition; population and growth projections; technologies, including expected benefits from implementing such technologies; revenues; metrics; operating expenses; trends relating to our industry, market, population and job growth, and housing permits; the adequacy of our water supply to service our current demand and growth for the foreseeable future; liquidity and capital resources; plans and expectations for capital expenditures; cash flows and uses of cash; dividends; depreciation and amortization; tax payments; our ability to repay indebtedness and invest in initiatives; the anticipated impact and resolutions of legal matters; the anticipated impact of new or proposed laws, including regulatory requirements, tax changes, and judicial decisions; and the anticipated impact of accounting changes and other pronouncements.
Forward-looking statements should not be read as a guarantee of future performance or results. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward-looking statement. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including risks related to legal, regulatory, and legislative matters; risks related to our business and operations; risks related to market and financial matters; risk related to technology; risks related to the ownership of our common stock; and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These and other factors are discussed in the risk factors described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) as updated from time to time in our subsequent filings with the Securities and Exchange Commission (the “SEC”). Additional risks and uncertainties include, but are not limited to, whether all conditions precedent in the asset purchase agreement to acquire the seven isolated public water systems from the City of Tucson will be satisfied, including the receipt of ACC approval, and other risks to consummation of the acquisition, including circumstances that could give rise to the termination of the asset purchase agreement and the risk that the transaction will not be consummated without undue delay, cost or expense, or at all. Any forward-looking statement speaks only as of the date of this report. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
Business Outlook
We continue to experience an increasing rate of organic growth evidenced by our year over year organic increase in active connections (i.e., exclusive of acquisition related growth) of 4.7% as of September 30, 2024 as compared to 2.6% for the same period in 2023. According to the most recent U.S. Census estimates, the Phoenix metropolitan statistical area (“MSA”) is the 10th largest MSA in the U.S. and had an estimated population of 5.1 million, an increase of 4.6% over the 4.8 million people reported in the 2020 Census. Metropolitan Phoenix continues to grow due to its favorable employment opportunities, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 5.8 million people by 2030 and 6.5 million by 2040. Arizona’s job growth increased by 2.2% during the first nine months of 2024 as compared to the same period for the prior year, ranking the state in the top ten nationally as of September 30, 2024.
According to the W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus Panel (the “Greater Phoenix Blue Chip Panel”), interest rate shock negatively impacted permit activity in the Phoenix metropolitan area, particularly between July 2022 and June 2023. Further, the Greater Phoenix Blue Chip Panel concluded that the subsequent recovery from that interest rate shock resulted in permit activity increasing by more than 44% in the first five months of 2024. The Greater Phoenix Blue Chip Panel anticipates single family permit growth by more than 27% for 2024 as a whole. Further, single family permits in the City of Maricopa increased 13% for the nine months ended September 30, 2024 as compared to the same period in the prior year. Management believes that we are well-positioned to benefit from the growth expected in the Phoenix metropolitan area due to the availability of lots, existing infrastructure in place within our service areas, and increased activity related to multi-family developments.
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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenues and variable expenses in a corresponding manner. As of September 30, 2024, active service connections increased 2,853, or 4.7%, to 63,889 compared to 61,036 active service connections as of September 30, 2023, primarily due to organic growth in our service areas. Approximately 89.6% of the 63,889 active service connections are serviced by our Global Water - Santa Cruz Water Company, Inc. (“GW-Santa Cruz”) and Global Water - Palo Verde Utilities Company, Inc. (“GW-Palo Verde”) utilities as of September 30, 2024.
The graph below presents the historical change in active connections for our ongoing operations over the past five years.

Total Active Connections
65,000
62,500
60,000
57,500
55,000
52,500
50,000
47,500
45,000
42,500
45,315
45,823
47,594
48,899
51,958
53,882
56,134
56,270
61,036
61,791
63,889
Sep-19
Dec-19
Sep-20
Dec-20
Sep-21
Dec-21
Sep-22
Dec-22
Sep-23
Dec-23
Sep-24

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

To ensure an optimal combination of access to water and water conservation balanced with a fair rate of return for investors, our water utility operating revenue is based on two components: a fixed fee and a consumption or volumetric fee. For our water utilities, the fixed fee, or “basic service charge,” provides access to water for residential usage and has generally been set at a level to produce approximately 50% of total water revenue. The volumetric fee is based on the total volume of water supplied to a given customer after the minimum number of gallons, if any, covered by the basic service charge, multiplied by a price per gallon set by a tariff approved by the ACC. A discount to the volumetric rate applies for customers that use less than an amount specified by the ACC. For all investor-owned water utilities, the ACC has, as a policy matter, required the establishment of inverted tier conservation-oriented rates, meaning that the price of water increases as consumption increases. For wastewater utilities, wastewater collection and treatment can be based on volumetric or fixed fees. Our wastewater service is billed based solely on a fixed fee, determined by the size of the water meter installed. Recycled water is sold on a volumetric basis with no fixed fee component.
We are required to file rate cases with the ACC to obtain approval for a change in rates. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. We believe it is common industry practice to file for a rate increase every three to five years. Refer to “—Rate Case and Regulatory Activity” below and Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional information.
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
On April 10, 2024, the U.S. Environmental Protection Agency (“EPA”) finalized the National Primary Drinking Water Regulation (“NPDWR”) establishing legally enforceable levels, called maximum contaminant levels (“MCLs”), for six per- and polyfluoroalkyl substances or compounds (“PFAS”) in drinking water. The EPA also finalized health-based, non-enforceable maximum contaminant level goals for these PFAS. The final rule requires that public water systems, such as the Company, must monitor for these PFAS and have three years to complete initial monitoring, followed by ongoing compliance monitoring. Public water systems must also provide the public with information on the levels of these PFAS in their drinking water beginning in 2027. Public water systems have until 2029 to implement solutions that reduce these PFAS if monitoring shows that drinking water levels exceed the applicable MCLs. Beginning in 2029, public water systems that have PFAS in drinking water which violate one or more of these MCLs must take action to reduce levels of these PFAS in their drinking water and must provide notification to the public of the violation.
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
In April 2024, the federal Judicial Panel on Multidistrict Litigation approved the consolidation of approximately 500 separate cases against multiple defendant manufacturers into a single multi-district civil class action lawsuit known as Aqueous Film-Forming Foams (“AFFF”) Products Liability Litigation MDL No. 2873 (the “AFFF MDL”). The AFFF MDL was filed in the U.S. District Court for the District of South Carolina (the “Court”) and is intended to resolve claims associated with PFAS contamination in water systems from the manufacture and widespread use of AFFF, which is believed to be a significant source of PFAS contamination in water systems. AFFF containing PFAS (and until 2002, perfluorooctanoic acid (“PFOA”), a related compound) was widely used in fire suppression systems, firefighting vehicles, and at fire training facilities nationwide. The Company is in the class of plaintiffs in the AFFF MDL, and settlement talks continue to progress with several defendants. Any settlement reached in the AFFF MDL will be subject to the final approval of the Court. There can be no assurance as to the outcome of the AFFF MDL, including any decision or resolution thereof, timing, or the ultimate amounts, if any, involved.

In October 2024, the EPA announced a final rule requiring drinking water systems to identify and replace lead pipes within ten years. In accordance with the 2021 Lead and Copper Rule Revision and in connection with the 2024 Lead and Copper Rule Improvements, the Company has conducted an inventory of its pipes. The inventory has been substantially completed and found no lead pipes in our water systems. While the Company is evaluating the full impact of this new rule, we do not believe it will have a material impact on our results of operations.
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
Production and Treatment Costs
Our water and wastewater service requires significant production resources and therefore results in significant production costs. Although we are permitted to recover these costs through the rates we charge, regulatory lag can decrease our margins and earnings if production costs or other operating expenses increase significantly before we are able to recover them through increased rates. Our most significant costs include labor, chemicals used to treat water and wastewater, and power used to operate pumps and other equipment. Power and chemical costs can be volatile. However, we employ a variety of technologies and methodologies to minimize costs and maximize operational efficiencies.
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
The limited geographic diversity of our service areas makes the results of our operations more sensitive to the effect of extreme weather patterns. The second and third quarters of the year are generally those in which water service revenue and wastewater service revenue are highest. For additional information and risks associated with weather and seasonality, see “Risk Factors,” included in Part I, Item 1A of the 2023 Form 10-K.
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
Farmers Designation of Assured Water Supply (“DAWS”)
The Company’s GW-Farmers utility filed a DAWS application with the ADWR on June 30, 2023 to facilitate future growth in the utility’s service area. The Company anticipates a final decision from the ADWR in the fourth quarter of 2024.
Recent Rate Case and Regulatory Activity
Below is a summary of certain rate case and regulatory activity. Refer to Note 2 – “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional information regarding the Company’s rate case and regulatory activity.
2024 Farmers Rate Case
On June 27, 2024, Global Water-Farmers Water Company, Inc. (“GW-Farmers”), one of the Company’s regulated utilities, filed a rate case application with the ACC for increased water rates based on a 2023 test year with updates for changes in post-test year plant through December 31, 2024. The application requests, among other things, a revenue increase of approximately $1.3 million phased-in over two periods as well as recovery of the acquisition premium related to our Farmers Water Co. acquisition. On July 25, 2024, ACC Utilities Division Staff determined our application to be administratively complete and estimates its testimony regarding the application will be filed in early December 2024. There can be no assurance that the ACC will approve the requested rate increase or the requested recovery of the acquisition premium, and the ACC could take other actions as a result of the rate case. Further, it is possible that the ACC may determine to decrease future rates.
Acquisition of Seven Systems from City of Tucson
On May 10, 2024, GW-Ocotillo filed an application with the ACC for approval to acquire seven isolated public water systems from the City of Tucson. On June 10, 2024, ACC Utilities Division Staff found the application administratively complete and estimates its testimony regarding the application will be filed on or about November 5, 2024. The Company expects to complete the acquisition in the first quarter of 2025, subject to customary closing conditions and approval by the ACC.
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
Certificate of Convenience & Necessity Extension - Maricopa Business Park
In May 2024, the Company’s GW-Santa Cruz and GW-Palo Verde utilities filed an application with the ACC for a CC&N extension. The Administrative Law Judge issued a Recommended Opinion and Order on October 18, 2024, which is scheduled to be heard by the ACC at the November 6, 2024 open meeting.
Southwest Plant Accounting Order and Bill Credit
On July 3, 2023, the Company’s GW-Palo Verde and GW-Santa Cruz utilities filed an application with the ACC for approval of an accounting order to defer and record as a regulatory asset the depreciation expense recorded for the Company’s Southwest Plant, plus the carrying cost at the authorized rate of return set in GW-Palo Verde’s and GW-Santa Cruz’s most recent rate order, until the plant is considered for recovery in the next GW-Palo Verde and GW-Santa Cruz rate case. There can be no assurance, however, that the ACC will approve the application as submitted, and the ACC could take other actions regarding the application.
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
Decision No. 79383 - Issued June 20, 2024 - Saguaro Rate Case
On June 20, 2024, the ACC issued Decision No. 79383 relating to each of the rate case applications filed by seven of the Company’s regulated utilities for increased water rates based on a 2022 test year. Decision No. 79383 approved, among other things, a collective annual revenue increase of approximately $351,000. The approved rates will be phased-in over five periods with the first increase effective July 1, 2024. The subsequent four increases will be effective on January 1 of each subsequent year, with the majority of the revenue increase phased in by January 1, 2025. To the extent that the number of active service connections has increased and continues to increase from 2022 levels, the additional revenues may be greater than the amount set forth above. On the other hand, if active connections decrease or the Company experiences declining usage per customer, the Company may not realize all of the anticipated revenues.
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
Recent Acquisition Activity
Asset Purchase Agreement with City of Tucson
Effective April 25, 2024, Global Water - Ocotillo Water Company, Inc. (“GW-Ocotillo”), formerly Global Water - 2024 Acquisition A, Inc. and a wholly owned subsidiary of the Company, entered into an asset purchase agreement with the City of Tucson, pursuant to which GW-Ocotillo will acquire seven isolated public water systems from the City of Tucson serving approximately 2,200 water service connections in an all-cash transaction for a purchase price of $8.4 million. The isolated public water systems are located in and around Pima County. The Company expects to complete the acquisition in the first quarter of 2025, subject to customary closing conditions and approval by the ACC. The estimated rate base of the seven water systems is approximately $7.8 million.
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
While the Company reports revenue, disaggregated by service type, on the face of its condensed consolidated financial statements (unaudited), the Company does not manage the business based on any performance measure at the individual revenue stream level. The Company does not have any customers that contribute more than 10% to the Company’s revenues or revenue streams. Additionally, the chief operating decision maker uses consolidated financial information to evaluate performance, which is the same basis on which he communicates results and performance to the Company’s board of directors. It is upon this consolidated basis from which he bases all significant decisions regarding the allocation of the Company’s resources on a consolidated level. Based on the information described above and in accordance with the applicable literature, management has concluded that the Company is currently organized and operated as one operating and reportable segment.
Comparison of Results of Operations for the Three Months Ended September 30, 2024 and 2023

The following table summarizes results of operations for the three months ended September 30, 2024 and 2023 (in thousands, except for share amounts):

	Three Months Ended September 30,
	2024	2023
Revenues	$14,321	$14,532
Operating expenses	10,337	10,695
Operating income	3,984	3,837
Total other income (expense)	2	(315)
Income before income taxes	3,986	3,522
Income tax expense	(1,061)	(888)
Net income	$2,925	$2,634

Basic earnings per common share	$0.12	$0.11
Diluted earnings per common share	$0.12	$0.11
Revenues – The following table summarizes revenues for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023
Water service	$7,493	$7,520
Wastewater and recycled water service	6,828	6,494
Unregulated revenues	—	518
Total revenues	$14,321	$14,532

Total revenues decreased $0.2 million, or 1.5%, to $14.3 million for the three months ended September 30, 2024 compared to $14.5 million for the three months ended September 30, 2023. The decrease in revenue was primarily attributable to the recognition of $0.5 million in infrastructure coordination and financing agreement (“ICFA”) related revenue during the prior year period that did not recur in the current period, partially offset by an increase of $0.3 million in regulated revenue primarily attributable to the increase in wastewater and recycled water service revenue largely as a result of a 5.0% increase in active wastewater connections.
Water Service – Water service revenue was $7.5 million for both the three months ended September 30, 2024 and 2023.

Water service revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.2 million, or 5.1%, to $3.4 million for the three months ended September 30, 2024 compared to $3.2 million for the three months ended September 30, 2023. The increase was primarily due to the 4.4% growth in active water connections and a rate increase resulting from the Saguaro Rate Case that was effective August 1, 2024.
Active water connections increased 4.4% to 35,464 as of September 30, 2024 from 33,976 as of September 30, 2023, primarily due to organic growth in our service areas.
Water service revenue based on consumption decreased $0.1 million, or 4.3%, to $4.0 million for the three months ended September 30, 2024 compared to $4.1 million for the three months ended September 30, 2023. The moderate decrease in revenue was primarily the result of reduced consumption in irrigation and construction customers, all partially offset by a rate increase from the Saguaro Rate Case that was effective August 1, 2024 and the organic growth discussed above.
Water consumption was consistent at 1.3 billion gallons for both the three months ended September 30, 2024 and 2023. The consumption decreases in irrigation, commercial and construction customers were largely offset by consumption increases in residential, multi-family and lake customers.
Wastewater and Recycled Water Service – Wastewater and recycled water service revenue increased $0.3 million, or 5.1%, to $6.8 million for the three months ended September 30, 2024 compared to $6.5 million for the three months ended September 30, 2023.
Wastewater service revenue increased $0.2 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, driven by a 5.0% increase in active wastewater connections from 27,060 as of September 30, 2023 to 28,425 as of September 30, 2024.
Recycled water service revenue, which is based on the volume of recycled gallons delivered, increased $0.1 million, or 29.4%, to $0.6 million for the three months ended September 30, 2024 compared to $0.5 million for the three months ended September 30, 2023. The increase was primarily driven by a 309.2 million gallon, or 113.8%, increase in consumption during the period.
The increase in wastewater and recycled water service revenue was partially offset by $0.1 million in bill credits related to the Company’s Southwest Plant. Refer to Note 2 - “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional information.

Operating Expenses – The following table summarizes operating expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023
Operations and maintenance	$3,444	$3,587
General and administrative	3,960	3,923
Depreciation and amortization	2,933	3,185
Total operating expenses	$10,337	$10,695
Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax, decreased $0.2 million, or 4.0%, to $3.4 million for the three months ended September 30, 2024 compared to $3.6 million for the three months ended September 30, 2023.
Total personnel expenses decreased $0.1 million, or 10.9%, to $1.1 million for the three months ended September 30, 2024 compared to $1.2 million for the three months ended September 30, 2023. The decrease in personnel expenses was primarily related to a decrease of 51.7% in medical insurance expenses and a 2.3% decrease in salary and wages.
General and Administrative – General and administrative costs include the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased less than $0.1 million, 0.9%, to $4.0 million for the three months ended September 30, 2024 compared to $3.9 million for the three months ended September 30, 2023.

Total personnel expenses increased $0.2 million, or 7.8%, to $2.1 million for the three months ended September 30, 2024 compared to $1.9 million for the three months ended September 30, 2023. The increase was primarily related to higher hiring and relocation costs and deferred compensation expense, partially offset by lower medical insurance expenses. Refer to Note 11 — “Deferred Compensation Awards” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional information.
Board compensation expense increased $0.2 million, to $0.2 million for the three months ended September 30, 2024 compared to board compensation income of less than $0.1 million for the three months ended September 30, 2023. The increase in expense was a direct result of the change in the stock price impacting certain equity-like awards (i.e., the stock price increased $0.49 during the three months ended September 30, 2024 as compared to a $3.19 decrease during the three months ended September 30, 2023). Refer to Note 11 — “Deferred Compensation Awards” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional information.
These increases were partially offset by:
Information technology (“IT”) expenses decreased $0.1 million, or 48.6%, to $0.2 million for the three months ended September 30, 2024 compared to $0.3 million for the three months ended September 30, 2023. The decrease was primarily the result of lower costs for IT service agreements.
Professional fees decreased $0.1 million, or 25.8%, to $0.4 million for the three months ended September 30, 2024 compared to $0.5 million for the three months ended September 30, 2023. The decrease was primarily related to lower legal fees associated with acquisition activity.
Depreciation and amortization - Depreciation and amortization expense decreased $0.3 million, or 7.9%, to $2.9 million for the three months ended September 30, 2024, compared to $3.2 million for the three months ended September 30, 2023. The decrease was primarily driven by lower amortization of an intangible asset related to acquired ICFAs that did not recur in the same period in 2024, partially offset by additional depreciation expense recorded as a direct result of the increase in fixed assets.
Other Income (Expense) – Other income was immaterial for the three months ended September 30, 2024 compared to other expense of $0.3 million for the three months ended September 30, 2023. The increase in other income (expense) was primarily related to a $0.2 million increase in income associated with Buckeye growth premiums as a result of additional new meter connections in the area as well as a $0.1 million gain related to adjustments to our estimated contingent consideration liability. Interest income also increased $0.2 million compared to the three months ended September 30, 2023, which was mostly offset by an increase in interest expense primarily related to the senior secured notes issued in January 2024 (refer to “—Liquidity and Capital Resources—Recent Financing Activity” below for additional information).
Income Tax Expense – Income tax expense of $1.1 million was recorded for the three months ended September 30, 2024 compared to income tax expense of $0.9 million for the three months ended September 30, 2023. The primary driver for the change was the increase in pre-tax income for three months ended September 30, 2024.
Net Income – The increase in net income of $0.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was a result of the items discussed above.

Comparison of Results of Operations for the Nine Months Ended September 30, 2024 and 2023

The following table summarizes results of operations for the nine months ended September 30, 2024 and 2023 (in thousands, except for share amounts):

	Nine Months Ended September 30,
	2024	2023
Revenues	$39,441	$40,660
Operating expenses	31,393	30,036
Operating income	8,048	10,624
Total other expense	(793)	(1,301)
Income before income taxes	7,255	9,323
Income tax expense	(1,909)	(2,484)
Net income	$5,346	$6,839

Basic earnings per common share	$0.22	$0.28
Diluted earnings per common share	$0.22	$0.28
Revenues – The following table summarizes revenues for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Water service	$19,387	$18,916
Wastewater and recycled water service	20,054	18,958
Unregulated revenues	—	2,786
Total revenues	$39,441	$40,660

Total revenues decreased approximately $1.3 million, or 3.0%, to $39.4 million for the nine months ended September 30, 2024 compared to $40.7 million for the nine months ended September 30, 2023. The decrease in revenue was primarily attributable to the recognition of $2.8 million in ICFA related revenue during the nine months ended September 30, 2023 that did not recur in the current period, partially offset by a $1.6 million increase in regulated revenue primarily from organic connection growth.

Water Service – Water service revenue increased $0.5 million, or 2.5%, to $19.4 million for the nine months ended September 30, 2024 compared to $18.9 million for the nine months ended September 30, 2023.
Water service revenue associated with the basic service charge, excluding miscellaneous charges, increased $0.6 million, or 6.7%, to $10.2 million for the nine months ended September 30, 2024 compared to $9.6 million for the nine months ended September 30, 2023.
Active water connections increased 4.4% to 35,464 as of September 30, 2024 from 33,976 as of September 30, 2023, primarily due to organic growth in our service areas.
Water service revenue based on consumption decreased $0.1 million to $8.8 million for the nine months ended September 30, 2024 from $8.9 million for the nine months ended September 30, 2023. While there was a moderate increase in overall water consumption, the increase consisted largely of lower rate water usage, primarily for residential customers. However, lower consumption of higher rate water usage, particularly for construction and irrigation, resulted in an overall decrease in water service revenue based on consumption.
Water consumption increased 0.7% to 3.12 billion gallons for the nine months ended September 30, 2024 compared to 3.10 billion for the nine months ended September 30, 2023.
Wastewater and Recycled Water Service – Wastewater and recycled water service revenue increased $1.1 million, or 5.8%, to $20.1 million for the nine months ended September 30, 2024 compared to $19.0 million for the nine months ended September 30, 2023. The increase was primarily driven by higher wastewater service revenue of $1.0 million resulting from the 5.0% increase in active wastewater connections from 27,060 as of September 30, 2023 to 28,425 as of September 30, 2024.

Recycled water service revenue, which is based on the number of gallons delivered and directly impacted by wastewater volume, was $1.1 million for both the nine months ended September 30, 2024 and 2023. The volume of recycled water delivered increased by 40.2% with 882 million gallons delivered for the nine months ended September 30, 2024 compared to 629 million gallons delivered for the nine months ended September 30, 2023.
The increase in wastewater and recycled water service revenue was partially offset by $0.1 million in bill credits related to the Company’s Southwest Plant. Refer to Note 2 - “Regulatory Decision and Related Accounting and Policy Changes” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional information.
Operating Expenses – The following table summarizes operating expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Operations and maintenance	$10,213	$9,557
General and administrative	12,317	11,934
Depreciation and amortization	8,863	8,545
Total operating expenses	$31,393	$30,036
Operations and Maintenance – Operations and maintenance costs, consisting of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax, increased approximately $0.6 million, or 6.9%, to $10.2 million for the nine months ended September 30, 2024 compared to $9.6 million for the nine months ended September 30, 2023.
Total personnel expenses increased approximately $0.3 million, or 9.1%, to $3.6 million for the nine months ended September 30, 2024 compared to $3.3 million for the nine months ended September 30, 2023. The increase was primarily attributable to the increased medical costs of $0.1 million, an increase in headcount, and an increase in hiring and relocation costs.
Utility power and related expenses increased $0.1 million to $2.2 million for the nine months ended September 30, 2024 compared to $2.1 million for the same period in 2023. The additional power costs were attributable to pump usage for the increase in connections from organic growth.
Repairs and maintenance expenses increased $0.1 million to $0.3 million for the nine months ended September 30, 2024 compared to $0.2 million for the same period in 2023. The increased repairs and maintenance costs were primarily attributable to planned equipment maintenance.
General and Administrative – General and administrative costs include the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. These costs increased $0.4 million, or 3.2%, to $12.3 million for the nine months ended September 30, 2024 compared to $11.9 million for the nine months ended September 30, 2023.
Personnel related costs increased $0.4 million, or 6.1%, to $6.5 million for the nine months ended September 30, 2024 compared to $6.1 million for the nine months ended September 30, 2023. The increase was primarily related to higher salary and wages as a result of an increase in headcount, increased hiring and relocation costs, partially offset by decreased deferred compensation expense of $0.1 million. Refer to Note 11 — “Deferred Compensation Awards” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional information.
Board compensation expense increased $0.2 million, or 116.4%, to $0.4 million for the nine months ended September 30, 2024 compared to board compensation income of $0.2 million for the nine months ended September 30, 2023. The change in board compensation expense was a direct result of the change in the stock price impacting certain equity-like awards (i.e., the stock price decreased $0.49 during the nine months ended September 30, 2024 as compared to a decrease of $3.40 during the nine months ended September 30, 2023). Refer to Note 11 — “Deferred Compensation Awards” of the Notes to

the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional information.
These increases were partially offset by:
Professional fees decreased $0.2 million, or 14.1%, to $1.3 million for the nine months ended September 30, 2024 compared to $1.5 million for the nine months ended September 30, 2023. The decrease was primarily related to lower legal fees associated with acquisition activity.
Depreciation and amortization - Depreciation and amortization expense increased $0.4 million, or 3.7%, to $8.9 million for the nine months ended September 30, 2024 compared to $8.5 million for the nine months ended September 30, 2023. The increase was primarily driven by additional depreciation expense recorded as a direct result of the increase in fixed assets, partially offset by lower amortization of an intangible asset related to acquired ICFAs that did not occur in the same period in 2024.
Other Expense – Other expense totaled $0.8 million for the nine months ended September 30, 2024 compared to $1.3 million for the nine months ended September 30, 2023. The decrease of $0.5 million in other expense was related to a $0.6 million increase in income associated with Buckeye growth premiums as a result of additional new meter connections in the area and a $0.7 million increase in interest income, partially offset by an increase in interest expense of $0.9 million primarily related to the senior secured notes issued in January 2024.
Income Tax Expense – Income tax expense of $1.9 million was recorded for the nine months ended September 30, 2024 compared to $2.5 million for the nine months ended September 30, 2023. The primary driver for the change was the higher pre-tax income for the nine months ended September 30, 2023 related to the ICFA revenue recognized during that period that did not recur in 2024.
Net Income – Net income totaled $5.3 million for the nine months ended September 30, 2024 compared to net income of $6.8 million for the nine months ended September 30, 2023. The $1.5 million decrease was the result of the items discussed above.
Outstanding Share Data
As of November 5, 2024, there were 24,221,626 shares of the Company’s common stock outstanding and stock-based awards outstanding to acquire an additional 399,061 shares of the Company’s common stock.
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
As of September 30, 2024, the Company has no notable near-term cash expenditures, other than the anticipated acquisition of seven isolated public water systems from the City of Tucson and the principal payments for its Series B Notes (as defined below) in the amount of $1.9 million due in both December 2024 and June 2025. While specific facts and circumstances could change, the Company believes that with the cash on hand and the ability to draw on its $15.0 million revolving line of credit, it will be able to generate sufficient cash flows to meet its operating cash flow requirements and capital expenditure plan, including for any strategic acquisitions, as well as remain in compliance with its debt covenants, for the next twelve months and beyond.
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
For the nine months ended September 30, 2024, net cash provided by operating activities totaled approximately $15.8 million compared to $22.7 million for the nine months ended September 30, 2023. The $6.9 million decrease in cash from operating activities was primarily driven by an increase in accounts payable and other current liabilities for the nine months ended September 30, 2024 as a result of increased accruals for capital expenditures, as well as lower net income in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Cash from Investing Activities
The net cash used in investing activities totaled approximately $19.2 million for the nine months ended September 30, 2024 compared to $24.8 million for the nine months ended September 30, 2023. The $5.7 million decrease in cash used in investing activities was primarily driven by the $6.2 million cash paid for the acquisition of GW-Farmers (net of cash acquired) in February 2023, partially offset by an increase in capital expenditures of $0.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
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
Cash from Financing Activities
The net cash provided by financing activities totaled $20.7 million for the nine months ended September 30, 2024, an $18.5 million increase, as compared to the $2.3 million in cash provided by financing activities for the nine months ended September 30, 2023. This increase was primarily driven by the $20 million received from the senior secured notes issuance in January 2024 and $2.1 million borrowings under our 2024 Water Infrastructure Finance Authority of Arizona (“WIFA”) loan in the third quarter of 2024, partially offset by $2.3 million of repayments on the Company’s revolving line of credit in the nine months ended September 30, 2024 as compared to less than $0.1 million of net borrowings against the line of credit in the nine months ended September 30, 2023.
Recent Financing Activity
The Company has entered into certain debt and equity transactions in 2024 and 2023 in order to meet its liquidity needs. Refer to Note 9 - “Debt” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional details regarding our debt financing.
Debt
2024 WIFA Loan
On April 30, 2024, the Company’s GW-Rincon utility entered into a loan agreement with WIFA for a principal amount of $2.4 million to improve the utility’s infrastructure, of which $0.7 million is forgivable. The loan is due on April 1, 2044 and bears an interest rate of 4.911%. Funding occurs through one or more draw requests submitted by the Company and the subsequent disbursement of principal by WIFA. As of September 30, 2024, the Company has received approximately $2.1 million in disbursements under this agreement.

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
The Series A Notes and the Series B Notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest, and other non-cash charges net of non-cash income. Consolidated debt service is calculated as interest expense, principal payments, and dividend or stock repurchases. The Series A Notes and the Series B Notes also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. As of September 30, 2024, the Company was in compliance with its financial debt covenants relating to the Series A Notes and the Series B Notes.
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
The 6.91% Notes require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The 6.91% Notes also contain a provision limiting the payment of dividends if the Company falls below a debt service coverage ratio of 1.25. As of September 30, 2024, the Company was in compliance with its financial debt covenants relating to 6.91% Notes.
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
Debt issuance costs as of September 30, 2024 and December 31, 2023 were $0.8 million and $0.4 million, respectively.
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
Similar to the Senior Secured Notes, the Northern Trust Loan Agreement requires the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. The Northern Trust Loan Agreement also contains a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. Additionally, the Northern Trust Loan Agreement contains certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments (including dividends); engage in certain affiliate transactions; and change the nature of the business. The foregoing covenants are subject to various qualifications and limitations as set forth in the Northern Trust Loan Agreement. Pursuant to the Northern Trust Loan Agreement, the revolving credit facility is subject to certain customary events of default after which the revolving credit facility could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. As of September 30, 2024, the Company was in compliance with its financial debt covenants under the Northern Trust Loan Agreement.
As of September 30, 2024, the Company had no outstanding borrowings under the revolving line of credit with Northern Trust. There were less than $0.1 million of unamortized debt issuance costs as of September 30, 2024 and December 31, 2023, respectively.
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
Contractual Obligations and Off-Balance Sheet Arrangements
A summary of contractual obligations is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” of our 2023 Form 10-K. Except for our January 2024 issuance of 6.91% Notes and borrowings under our 2024 WIFA loan, there have been no additional material changes in our reported contractual obligations from those disclosed in our 2023 Form 10-K. Refer to Note 9 - “Debt” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional details.
As of September 30, 2024, the Company did not have any off-balance sheet arrangements.
Critical Accounting Estimates
A summary of our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Critical Accounting Estimates” of our 2023 Form 10-K. There were no material changes made as of September 30, 2024.
ITEM 3. Qualitative and Quantitative Disclosures About Market Risk
Not applicable
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no material change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the ordinary course of business, the Company may, from time to time, be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. To our knowledge, the Company is not involved in any legal proceeding which is expected to have a material effect on the Company.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in Part I, Item 1A of the 2023 Form 10-K. There have been no material changes to such risk factors.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended September 30, 2024, other than as reported in our Current Reports on Form 8-K filed with the SEC.
b) Use of Proceeds
None.
c) Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock the Company made during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2024	—	$—	—	$—
August 1 to August 31, 2024	704	11.70	—	—
September 1 to September 30, 2024	—	—	—	—
Total	704		—	$—

(1) Represents shares withheld from employees or board members to satisfy certain tax obligations due in connection with the vesting of restricted stock awards granted under the Global Water Resources, Inc. 2020 Omnibus Incentive Plan. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting date.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 4, 2016.

3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed May 4, 2016.

10.1	Fifth Modification Agreement, dated July 1, 2024, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2024.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Water Resources, Inc.

Date:	November 6, 2024	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)