Form 10-K
period 2024-12-31
Global Water Resources, Inc.
filed 2025-03-05
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  x No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  x No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  x Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
x Yes  ☐ No
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  x No
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2024) was $138.8 million based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Market. As of March 3, 2025, the registrant had 24,226,016 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

The Company’s Utilities
GW-Santa Cruz	Global Water - Santa Cruz Water Company, Inc.
GW-Palo Verde	Global Water - Palo Verde Utilities Company, Inc.
GW-Farmers	Global Water - Farmers Water Company, Inc.
GW-Hassayampa	Global Water - Hassayampa Utilities Company, Inc.
GW-Belmont	Global Water - Belmont Water Company, Inc.
GW-Turner	Global Water - Turner Ranches Irrigation, Inc.
GW-Saguaro	Global Water - Saguaro District Water Company, Inc. (formerly Global Water - Las Quintas Serenas Water Company, Inc.)
GW-Ocotillo	Global Water - Ocotillo Water Company, Inc. (formerly Global Water - 2024 Acquisition A, Inc.)
Abbreviations and Other
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
ADWR	Arizona Department of Water Resources
AFUDC	Allowance for funds utilized during construction
AIAC	Advances in Aid of Construction
ALJ	Administrative Law Judge
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAWS	Certificate of Assured Water Supply
CC&N	Certificate of Convenience & Necessity
CIAC	Contributions in Aid of Construction
CODM	Chief operating decision maker
Company (we, us, our, “GWRI”)	Global Water Resources, Inc.
CP Water	CP Water Company
CWIP	Construction work-in-progress
DAWS	Designation of Assured Water Supply
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
Greater Buckeye	Water Utility of Greater Buckeye
HUF	Hook-up fee
ICFA	Infrastructure coordination and financing agreement
IRS	United States Internal Revenue Service
IT	Information technology
NASDAQ	NASDAQ Global Market
Northern Trust	The Northern Trust Company, an Illinois banking corporation
NPDWR	National Primary Drinking Water Regulations
Revolver	Revolving credit facility with Northern Trust
ROU	Right of use
RUCO	The Residential Utility Consumer Office, an office representing the interests of residential utility ratepayers
SEC	Securities and Exchange Commission
Sonoran	Sonoran Utility Services, Inc.
TCJA	2017 Tax Cuts and Jobs Act
Valencia	Valencia Water Company, Inc., a former utility of the Company
WIFA	Water Infrastructure Finance Authority of Arizona

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
Certain statements in this Annual Report on Form 10-K of the Company, including all documents incorporated by reference, are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions.
These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, growth, and opportunities; future financial performance; regulatory and ACC proceedings, decisions and approvals, such as the anticipated benefits resulting from rate decisions, including any collective revenue increases due to new water and wastewater rates, our beliefs and expectations pertaining to ACC actions relating to our Southwest Plant, as well as the outcome and timing of our rate case and other applications with the ACC; our plans relating to future filings of our rate cases with the ACC; acquisition plans and our ability to complete additional acquisitions, including the anticipated acquisition of seven isolated public water systems from the City of Tucson and the expected increase in active water service connections resulting from such acquisition; population and growth projections; technologies, including expected benefits from implementing such technologies; revenue; metrics; operating expenses; trends relating to our industry, market, population and job growth, and housing permits; the adequacy of our water supply to service our current demand and growth for the foreseeable future; liquidity and capital resources; plans and expectations for capital expenditures; cash flows and uses of cash; dividends; depreciation and amortization; tax payments; our ability to repay indebtedness and invest in initiatives; the anticipated impact and resolutions of legal matters; the anticipated impact of new or proposed laws, including regulatory requirements, tax changes, and judicial decisions; and the anticipated impact of accounting changes and other pronouncements.
Forward-looking statements should not be read as a guarantee of future performance or results. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward looking statement. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including risks related to legal, regulatory, and legislative matters; risks related to our business and operations; risks related to market and financial matters; risks related to technology; and risks related to the ownership of our common stock, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:
•we are subject to the jurisdiction and regulations of the ACC, the primary utility regulator in Arizona, and our financial condition depends upon our ability to recover costs in a timely manner from customers through regulated rates;
•new or stricter regulatory standards or other governmental actions could increase our regulatory compliance and operating costs, require us to alter our existing distribution or treatment facilities, and/or cause us to build additional facilities;
•our ability to expand into new service areas and to expand current water and wastewater service depends on approval from regulatory agencies;
•changes to environmental and other regulation may require us to alter our existing treatment facilities and/or build additional facilities;
•our water and wastewater systems are subject to condemnation by governmental authorities;
•inadequate water supplies and wastewater capacity could have a material adverse effect upon our ability to achieve the customer growth necessary to increase our revenue;
•future acquisitions may not achieve sufficient profitability relative to expenses and investment;
•pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, could adversely affect our business operations, cash flows and financial position to an extent that is difficult to predict;
•we may have difficulty accomplishing our growth strategy within and outside of our current service areas;
•service interruptions, including due to any disruption or problem at our facilities could increase our expenses;
•any failure of our network of treatment facilities, water and wastewater pipes and water reservoirs could result in losses and damages;
•contamination of the water supplied by us may result in disruption in our service, loss of credibility, lower demand for our service, and potential liability;

•our operations of regulated utilities are currently located exclusively in the state of Arizona and concentrated heavily within a single municipality;
•our utilities business is subject to seasonal fluctuations and other weather-related conditions;
•our growth depends significantly on increased residential and commercial development in our service areas;
•our information technology systems may be vulnerable to unauthorized external or internal access due to hacking, ransomware, viruses, or other breaches; and
•the concentration of our stock ownership with our officers, directors, certain stockholders and their affiliates may limit our stockholders’ ability to influence corporate matters.
These and other factors are discussed in the risk factors described in Part I, Item 1A “Risk Factors” of this report, which readers should review carefully before placing any reliance on our financial statements or disclosures. Additional risks and uncertainties include, but are not limited to, whether all conditions precedent in the asset purchase agreement to acquire the seven isolated public water systems from the City of Tucson will be satisfied and other risks to consummation of the acquisition, including circumstances that could give rise to the termination of the asset purchase agreement and the risk that the transaction will not be consummated without undue delay, cost or expense, or at all Additionally, there may be other risks described from time to time in the reports that we file with the SEC. Any forward-looking statement speaks only as of the date of this report. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I
ITEM 1. Business
Overview
GWRI is a water resource management company that owns, operates, and manages thirty-two water, wastewater, and recycled water public utility systems in strategically located communities, principally in metropolitan Phoenix and Tucson, Arizona. We seek to deploy an integrated approach, referred to as “Total Water Management.” Total Water Management is a comprehensive approach to water utility management that reduces demand on scarce non-renewable water sources and costly renewable water supplies, in a manner that ensures sustainability and greatly benefits communities both environmentally and economically. This approach employs a series of principles and practices that can be tailored to each community:
•Reuse of recycled water, either directly or to non-potable uses, through aquifer recharge, or possibly direct potable reuse in the future;
•Regional planning;
•Use of advanced technology and data;
•Employing respected subject matter experts and retaining thought leaders;
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
Serving more than 111,000 people in approximately 36,000 homes within the Company’s 409 square miles of ACC-designated service areas as of December 31, 2024, the Company provides water and wastewater utility service under the regulatory authority of the ACC. Approximately 89.6% of the active service connections are customers of the Company’s GW-Santa Cruz and GW-Palo Verde utilities, which are located within a single service area.
U.S. Water Industry Overview
U.S. Water Industry Areas of Business
The U.S. water industry has two main areas of business:
•Utility Service to Customers. This business includes water and wastewater utilities, which are owned and operated by governmental subdivisions or investors in the private sector. Investor-owned water and wastewater utilities are generally economically regulated, including rate regulation, by public utility commissions in the states in which they operate. The utility segment is characterized by high barriers to entry, including high capital spending requirements.
•General Water Products and Service. This business includes manufacturing, engineering and consulting companies, and numerous other fee-for-service businesses. The activities of these businesses include the building, financing, and operating of water and wastewater utilities, utility repair, contract operations, laboratory service, manufacturing and distribution of infrastructure and technology components, and other specialized services.
Key Characteristics of the U.S. Water Industry
The U.S. water industry is characterized by:
•Significant Constraints on the Availability of Fresh Water. In Arizona, the ADWR estimates that annual water usage is 7 million acre-feet per year, as of 2017. Arizona has the right to use 2.8 million acre-feet from the Colorado River and approximately half of that can be delivered through the Central Arizona Project, a 336-mile long system of aqueducts, tunnels, pumping plants, and pipelines from the Colorado River to central Arizona. The Colorado River is shared by seven U.S. States and Mexico and is presently over-allocated, which means that more surface water right allocations have been issued than the actual average annual flow, with allocations being determined based on data from a period during which flows were significantly higher than in recent years. The Central Arizona Project is the only means of transporting Colorado River water into central Arizona. Approximately 41% of the water used in Arizona comes from groundwater. Water in the western U.S. is being pumped from groundwater sources faster than it is replenished naturally, a condition known as overdraft. In areas of water scarcity, such as the arid western U.S., water recycling represents a relatively simple, inexpensive, and energy-efficient means of augmenting water supply as compared to transporting surface water, groundwater, or desalinated water from other locations. Approximately 70% of the water provided for municipal use is currently utilized for non-potable applications where recycled water could potentially be utilized.
•Lack of Technology Utilization to Increase Operating Efficiencies and Decrease Operating Costs. The U.S. water industry has traditionally not taken advantage of advances in technology available to enhance revenue, increase operating efficiencies and decrease operating costs (including labor and energy costs). Areas of opportunity include automated meter infrastructure, systems management, and administrative functions, such as customer billing and remittance systems. Key drivers for the lack of investment in technology in water and wastewater utilities have been the historical lack of incentives offered or standards imposed by regulators to achieve efficiencies and lower costs and the ownership of the U.S. water utility sector, which largely consists of small, undercapitalized, municipally-owned utilities that lack the financial and technical resources to pursue technology opportunities.
•Highly Fragmented Ownership. The utility segment of the U.S. water industry is highly fragmented, with approximately 50,000 water utilities and approximately 16,000 community wastewater utilities, according to the EPA. The majority of the approximately 50,000 water utilities are serving a population of 5,000 or less, and 85% of the water utilities serve only 10% of the population.
•Large Public Sector Ownership. Municipally-owned utilities provide water and wastewater service for the vast majority of the U.S. population. For homes connected to a community water system, approximately 80% are provided service by municipally-owned utilities.
•Aging Infrastructure in Need of Significant Capital Expenditures. Water infrastructure in the U.S. is aging and requires significant investment and stringent focus on cost control to upgrade or replace aging facilities and to provide service to growing populations. Throughout the U.S., utilities are required to make expenditures on the rehabilitation of existing utilities and on the installation of new infrastructure to accommodate growth and make improvements to water quality and wastewater discharges mandated by stricter water quality standards. Water quality standards, first introduced with the Clean Water Act in 1972 and the Safe Drinking Water Act in 1974, are becoming increasingly stringent and numerous. The American Water Works Association estimates investment needs for buried drinking water infrastructure will total more than $1 trillion over the next 25 years, and the American Society of Civil Engineers expects the U.S. will need to find additional capital investments of up to $434 billion annually, in order to update and grow the nation’s drinking water and wastewater systems.
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
•Outsourcing involves municipally-owned utilities contracting with private sector service providers to provide service, such as meter reading, billing, maintenance, or asset management.
•Public-private partnerships among government, operating companies, and private investors include arrangements, such as design, build and operate contracts; build, own, operate and transfer contracts; and own, leaseback and operate contracts.
•Privatization involves a transfer of responsibility for, and ownership of, the utility from the municipality to private investors.
We believe investor-owned utilities that have greater access to capital are generally more capable of making mandated and other necessary infrastructure upgrades to both water and wastewater utilities, addressing increasingly stringent environmental and human health standards, and navigating a wide variety of regulatory processes. In addition, investor-owned utilities that achieve larger scale are able to spread overhead expenses over a larger customer base, thereby reducing the costs to serve each customer. Since many administrative and support activities can be efficiently centralized to gain economies of scale and sharing of best practices, companies that participate in industry consolidation have the potential to improve operating efficiencies, lower costs, and improve service at the same time.

Our Strategy
We are a water resource management company that provides water, wastewater, and recycled water utility service. We believe we are a leader in Total Water Management practices, such as water scarcity management and advanced water recycling applications. Our long-term goal is to become one of the largest investor-owned operators of integrated water and wastewater utilities in areas of the arid western U.S., where water scarcity management is necessary for long-term economic sustainability and growth.
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
◦For example, the Company has secured six separate area-wide Clean Water Act Section 208 Regional Water Quality Management Plans in its major planning areas, covering more than 500 square miles of land. To obtain these plans, a provider must develop, amongst other things, a regional wastewater solution, including plans for engineering, infrastructure location and size, and goals for the management of treated reclaimed water, which the Company successfully demonstrated in obtaining its plans.
•Stretching a limited resource by maximizing the use of recycled water, using renewable surface water where available and recharging aquifers with any available excess water.
◦For example, the Company’s water recycling model has been fully implemented in the City of Maricopa. The Company is the water, wastewater, and recycled water provider for the City of Maricopa, which currently has a population of approximately 75,000. A community of this size produces an approximate annual average of 3.9 million gallons of wastewater per day. Because the Company requires developers to take back and utilize recycled water within their communities and invest in “purple pipe” recycled water infrastructure during the initial development of subdivisions, the Company is now able to distribute the majority of its recycled water back to the community for beneficial purposes. Approximately 66% of the recycled water goes towards common area non-potable irrigation and for use at a local farm, which allows for the recycled water to naturally recharge into the aquifer. This reduces the total amount of limited ground or surface water that would otherwise be required within the community by almost 30%. To date, the Company has reused approximately 12.5 billion gallons of recycled water in the City of Maricopa.
•Integrating and standardizing water, wastewater and recycled water infrastructure delivery systems using a separate recycled water distribution system of purple pipe to maximize effective and safe water reuse, conserve water resources, reduce energy, treatment and consumable costs (e.g., chemicals, filter media, other general materials, and supplies), provide operational efficiencies, and align the otherwise disparate objectives of water sales and conservation.
◦In addition to the previous example, which relates to the increasing adoption and demand for recycled water usage, the separate recycled water distribution system of purple pipe, and the Company’s water conservation achievements, the Company believes that its model results in additional benefits from an economic perspective due to lower use of power and consumables. For every gallon of recycled water that is directly reused while already on land surface, the need to pump additional scarce groundwater and surface water is eliminated. Such additional groundwater and surface water would otherwise need to be treated and distributed in accordance with the Safe Drinking Water Act, which is costly and requires significant energy.
•Gaining market and regulatory acceptance of broad utilization of recycled water through agreements with developers, strategic relationships with governments, academic research, and publication as industry experts, coupled with public education and community outreach campaigns.
◦For example, the Company has public-private partnerships formally adopted through memorandums of understanding with the City of Maricopa, City of Casa Grande, City of Coolidge and Town of Sahuarita. Each memorandum of understanding reflects the Company’s intent to deploy Total Water Management. The Company also has 154 ICFAs with landowners or developer entities that include requirements for usage of recycled water and other attributes that support the Company’s Total Water Management model. As discussed above, the Company’s integrated provider model, which is focused on the maximum use of recycled water, underpins its Clean Water Act Section 208 Regional Water Quality Management Plans and Designations of Assured Water Supply. In addition, the Company has won numerous awards for education, outreach and conservation in the water industry.
•Incorporating automated processes, such as supervisory control and data acquisition, automated meter infrastructure and back-office technologies and “green” billing, which reduce operating costs, improve system availability and reliability, and improve customer satisfaction.
◦Supervisory Control and Data Acquisition. The Company employs supervisory control and data acquisition in most of its utility systems, which provides continuous monitoring, instantaneous alarming and historical trending on all key operating assets, including instrumentation and dynamic components (e.g., pumps, motor-controlled valves, treatment systems, etc.). This data is reported back to the appropriate operations personnel through a standard industry software. The benefits of this system include the significantly enhanced ability to: achieve compliance and safety mandates; reduce service outages; troubleshoot systems; provide for remote operations and allow for proactive maintenance and lower costs related to efficient real-time operations.
◦Automated Meter Infrastructure. The Company has implemented automated meter infrastructure for 99% of its active customers with a substantial proportion of its remaining customers in the process of being, or planned to be, upgraded with such functionality. Currently, all meters in our Maricopa service areas allow for automated meter infrastructure. This technology reads each meter numerous times per day (often hourly) and continuously transmits the meter readings back to a centralized data base through a communications tower and cellular transmission units. The data is then presented to the utility, and is made available to customers, through a simple user interface. Reading meters at this frequency provides many benefits to both the utility and the customer. With this data, we can better model demand usage, identify system water loss, identify leaks on the customer side of the meter, monitor for abnormal usage and present interval, hourly, daily, weekly or monthly usage back to the customers.
◦Back-Office Technologies and Paperless Billing. The Company employs a series of technologies that allow for the automation of the billing and remittance process. The Company also provides its customers with over seven ways to pay, with the majority of options being integrated with the Company’s back-office technologies. In combination with automated meter infrastructure, this suite of technology has minimized the use of human labor and reduced the potential for human error for the entire billing and remittance process, while providing better customer service.
We believe our Total Water Management-based business model provides us with a significant competitive advantage in high growth, water scarce regions. Based on our experience and discussions with developers, we believe developers prefer our approach because it provides a bundled solution to infrastructure provision and improves housing density in areas of scarce water resources. Developers are also focusing on increased consumer and regulatory demands for environmentally friendly or "green" housing alternatives. Communities prefer the approach because it provides a partnering platform which promotes economic development, reduces their traditional dependence on bond financing and ensures long term water sustainability.
Our competitive advantage facilitates the execution of our growth strategy. We believe our proven conservation methods lead to successful permitting for more connections in expanded and new service areas.

A key component of our water utility business is the use of recycled water. Recycled water is highly treated and purified wastewater that is distributed through a separate distribution system of purple pipes for a variety of beneficial, non-potable uses. Recycled water can be delivered for all common area irrigation needs, as well as delivered direct to homes where it can be used for outdoor residential irrigation. Our Total Water Management model, an integrated approach to the use of potable and non-potable water to manage the entire water cycle, both conserves water and maximizes its total economic value. The application of the Total Water Management model has proven to be effective as a means of water scarcity management that promotes sustainable communities and helps achieve greater dwelling unit density in areas where the availability of sustainable water can be a key constraint on development. Our implementation of the Total Water Management philosophy in Arizona has led to the development of beneficial relationships with key regulatory bodies.
Our Regulated Utilities
We own and operate regulated water, wastewater, and recycled water utilities in communities principally located in metropolitan Phoenix and Tucson. Our utilities are regulated by the ACC, as described further under “—Regulation—Arizona Regulatory Agencies” below. As of December 31, 2024, our utilities collectively had 64,520 active service connections offering predictable rate-regulated cash flows. Revenue from our regulated utilities accounted for all of our total revenue in 2024. Our utilities currently possess the high-level regional permits that allow us to implement our business model; thus, we believe we are well-positioned for organic growth in our current service areas that are generally located in Arizona’s population growth corridors: Maricopa County, Pinal County and Pima County.
For information related to rate cases for our utilities, see “– Regulation” below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Rate Case Activity”, included in Part II, Item 7 of this report and Note 3 – “Regulatory Matters” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.
A summary description of our utilities at December 31, 2024 is set forth in the following table and described in more detail below:

Company	Date of Acquisition (A) or Formation (F)	Service Provided	Square Miles of Service Area (1)	Active Service Connections	Average Monthly Rate Per Service Connection
PINAL COUNTY
GW-Santa Cruz	2004 (A)	Water	91	29,121	$62
GW-Palo Verde	2004 (A)	Wastewater and Recycled Water	116	28,721	78

MARICOPA COUNTY
GW-Hassayampa	2005 (F)	Wastewater and Recycled Water	43	—	—
GW-Belmont	2006 (A)	Water	111	622	155
GW-Turner	2018 (A)	Water	7	962	84

PIMA COUNTY
GW-Saguaro	2021 (A)	Water	20	1,571	55
GW-Farmers	2023 (A)	Water	21	3,494	29
GW-Ocotillo	2023 (F)	Water	—	—	—
Total			409	64,491
(1) Certified areas may overlap in whole or in part for separate utilities.
Pinal County
The City of Maricopa is located in Pinal County, approximately 12 miles south of Phoenix. The relative proximity to a significant urban center, coupled with relatively abundant and inexpensive land, were the key drivers of the real estate boom experienced by this community. The City of Maricopa continues to grow, as demonstrated by our addition of 13,485 active service connections, which represents 6.1% annualized growth from December 2019 to December 2024. Development in the area is still considered to be affordable, with the median home value being $359,000 compared to $460,000 in the Phoenix Metro area.
We operate in this region through GW-Santa Cruz and GW-Palo Verde, both of which we acquired in 2004. GW-Santa Cruz served 29,121 active service connections as of December 31, 2024 and revenue from GW-Santa Cruz represented approximately 41.0% and 39.3% of our total revenue for the years ended December 31, 2024 and 2023, respectively. GW-Palo Verde served 28,721 active service connections as of December 31, 2024 and revenue from GW-Palo Verde represented approximately 50.7% and 47.9% of our total revenue for the years ended December 31, 2024 and 2023, respectively.
The GW-Santa Cruz and GW-Palo Verde service areas include approximately 207 square miles, which we believe provide further opportunities for growth. Most of the GW-Santa Cruz and GW-Palo Verde infrastructure is less than twenty years old. GW-Santa Cruz and GW-Palo Verde provide water, wastewater and recycled water service, respectively, under an innovative public-private partnership memorandum of understanding with the City of Maricopa in Pinal County for approximately 278 square miles of its planning area. We signed a similar memorandum of understanding with the City of Casa Grande to partner in providing water, wastewater, and recycled water service to an approximate 100 square miles of its western region for anticipated growth.
Maricopa County
We operate in this region through GW-Hassayampa, GW-Belmont and GW-Turner.
GW-Hassayampa is a wastewater utility and has a CC&N for approximately 43 square miles in an area in western Maricopa County known as Tonopah. GW-Hassayampa currently has no active service connections; however, its service area lies directly in the expected path of future growth in the far west valley of metropolitan Phoenix, which we believe should provide opportunities for growth once development commences in this area.
GW-Belmont served 622 active service connections as of December 31, 2024. The service areas include approximately 111 square miles and provides water service to Maricopa County west of the Hassayampa River and to two small subdivisions in northern Scottsdale. Within the GW-Belmont service area, we have entered into agreements with developers of mixed use, master planned communities to serve approximately 100,000 anticipated home sites plus commercial, schools, parks and industrial developments at full build-out.
GW-Turner is a non-potable irrigation water utility located in Maricopa County, Arizona, with approximately seven square miles of service area. GW-Turner served 962 residential and commercial irrigation customers as of December 31, 2024.
Pima County
We operate in this region through GW-Saguaro and GW-Farmers. We also formed GW-Ocotillo in 2023, in anticipation of the acquisition of water systems in this region from the City of Tucson. For additional information on the anticipated acquisition, refer to Note 2 – “Acquisitions” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.
GW-Saguaro served 1,571 active water connections as of December 31, 2024. The service area includes approximately 20 square miles of service area located in Sahuarita, Arizona.
Rate proceedings were completed in 2024, which resulted, among other things, in consolidation of the following Pima County subsidiary water utilities into GW-Saguaro:
•Global Water - Las Quintas Water Company, Inc.
•Global Water - Mirabell Water Company, Inc.
•Global Water - Francesca Water Company, Inc.
•Global Water - Tortolita Water Company, Inc.
•Global Water - Lyn Lee Water Company, Inc.
•Global Water - Rincon Water Company, Inc.
•Global Water - Red Rock Water Company, Inc.
In February 2023, the Company completed the acquisition of Farmers Water Co., an operator of a Pima County water utility with a service area in Sahuarita, Arizona and in unincorporated Pima County, Arizona. As of December 31, 2024, GW-Farmers served 3,494 active water connections with approximately 21.0 square miles of service area.

Regulation
Our water and wastewater utility operations are subject to extensive regulation by U.S. federal, state and local regulatory agencies that enforce environmental, health and safety requirements, which affect all of our regulated subsidiaries. These requirements include the Safe Drinking Water Act, the Clean Water Act and the regulations issued under these laws by the EPA. We are also subject to state environmental laws and regulations, such as Arizona’s Aquifer Protection Permit program and other environmental laws and regulations enforced by the ADEQ, and extensive regulation by the ACC, which regulates public utilities in Arizona. The ACC has broad administrative power and authority to set rates and charges, determine service areas and conditions of service and authorize the issuance of securities. The ACC also has authority to establish uniform systems of accounts and approve the terms of contracts with both affiliates and customers.
We are also subject to various federal, state and local laws and regulations governing the storage of hazardous materials, the management and disposal of hazardous and solid wastes, discharges to air and water, the cleanup of contaminated sites, dam safety, fire protection service in the areas we serve and other matters relating to the protection of the environment, health and safety.
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
We maintain a comprehensive environmental program which addresses, among other things, responsible business practices and compliance with environmental laws and regulations, including the use and conservation of natural resources. Water samples across our water system are analyzed on a regular basis in material compliance with regulatory requirements. Water quality tests are conducted at subcontracted laboratory facilities in addition to providing continuous online instrumentation for monitoring parameters, such as turbidity and disinfectant residuals, and allowing for adjustments to chemical treatment based on changes in incoming water quality. For 2024, we achieved a compliance rate of 99.9% for meeting state and federal drinking water standards and 99.9% for compliance with wastewater requirements, for an overall compliance rating of 99.9%. Compliance with governmental regulations is of utmost importance to us, and considerable time and resources are spent ensuring compliance with all applicable federal, state and local laws and regulations.
Capital expenditures and operating costs to comply with environmental mandates traditionally have been recognized by state public utility commissions as appropriate for inclusion in establishing rates. We generally expect to recover expenses associated with compliance for environmental and health and safety standards through rate increases, but this recovery may be affected by “regulatory lag”, that is, the delay between the utility’s test year and the issuance of a rate order approving new rates
Safe Drinking Water Act
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
Contaminants of emerging concern (“CECs”) are chemicals and other substances that have no regulatory standard but have been discovered in water or in the environment where they had not previously been detected, or were only present at insignificant levels. We believe CECs may form the basis for additional regulatory initiatives and requirements in the future. We rely on governmental agencies to establish regulatory standards regarding CECs, and we meet or exceed these standards, when established.
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

National Primary Drinking Water Regulations
The NPDWR are legally enforceable primary standards and treatment techniques that apply to public water systems and are designed to limit the levels of contaminants in drinking water.
On April 10, 2024, the EPA finalized the NPDWR establishing legally enforceable levels, called maximum contaminant levels (“MCLs”), for six per- and polyfluoroalkyl substances (“PFAS”) in drinking water. The EPA also finalized health-based, non-enforceable MCL goals for these PFAS. The final rule requires that public water systems, such as the Company, must monitor for these PFAS and have three years to complete initial monitoring, followed by ongoing compliance monitoring. Public water systems must also provide the public with information on the levels of these PFAS in their drinking water beginning in 2027. Public water systems have until 2029 to implement solutions that reduce these PFAS if monitoring shows that drinking water levels exceed the applicable MCLs. Beginning in 2029, public water systems that have PFAS in drinking water which violate one or more of these MCLs must take action to reduce levels of these PFAS in their drinking water and must provide notification to the public of the violation.
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
Lead and Copper Rule Improvements
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
The EPA certifies Clean Water Act Section 208 Regional Water Quality Management Plans and Amendments, which govern the location of water reclamation facilities and wastewater treatment plants. The EPA’s 40 C.F.R. Pt. 503 bio-solids requirements are reported to the EPA through the ADEQ. While we are not presently regulated to meet source control requirements, we maintain source control through various Codes of Practice that have been accepted by the ACC as enforceable limits on consumer discharges to sanitary sewer systems. We believe we maintain the necessary permits and approvals for the discharges from our water and wastewater facilities.
Arizona Regulatory Agencies
Rate Regulation
The ACC is the regulatory authority in Arizona with jurisdiction over privately-held water and wastewater utilities. The ACC has exclusive constitutional authority related to ratemaking and extensive constitutional authority to mandate accounting treatments, authorize long-term financing programs, evaluate significant capital expenditures and plant additions, examine and regulate transactions between a regulated subsidiary and its affiliated entities and approve or disapprove some reorganizations, mergers and acquisitions prior to their completion. Additionally, the ACC has statutory authority to oversee service quality and consumer complaints and approve or disapprove expansion of service areas. The ACC is comprised of five elected members, each serving a four-year term.

Companies that wish to provide water or wastewater service apply for a CC&N with the ACC, which, if granted, allows them to serve customers within a geographic area specified by a legal description of the property. In considering an application for a CC&N, the ACC will determine if the applicant is fit and proper to provide service within a specified area, whether the applicant has sufficient technical, managerial and financial capabilities to provide the service and if that service is necessary and in the public interest. Once a CC&N is granted, the utility falls under the ACC’s jurisdiction and must abide by the rules and laws under which a public service corporation operates. The following table describes current rate case actions as applicable for each of our regulated utilities (in millions):

Company	Approved Return on Equity	Approved Incremental Annual Revenue(1) ($)	Filing Date	ACC Decision #	Rates Effective
Approved Rate Cases
GW-Santa Cruz(2)	9.2%	1.2	July 22, 2020	78644	July 1, 2022
GW-Palo Verde(2)	9.2%	0.7	July 22, 2020	78644	July 1, 2022
GW-Belmont(2)	9.2%	0.2	July 22, 2020	78644	July 1, 2022
GW-Turner(2)	9.2%	0.1	July 22, 2020	78644	July 1, 2022
GW-Saguaro(3)	9.6%	0.4	June 27, 2023	79383	July 1, 2024
GW-Farmers	9.6%	0.1	July 1, 2018	77269	July 1, 2019

Pending and Anticipated Rate Cases
GW-Farmers(4)	In process	In process	June 27, 2024	In process	In process
GW-Santa Cruz(5)	—	—	Anticipated 2025	—	Anticipated 2026
GW-Palo Verde(5)	—	—	Anticipated 2025	—	Anticipated 2026
(1)To the extent that the number of active service connections has increased and continues to increase from a rate case’s test year levels, the additional revenues may be greater than the amounts set forth above. On the other hand, if active connections decrease or the Company experiences declining usage per customer, the Company may not realize all of the anticipated revenues.
(2)Approved incremental annual revenue represents the aggregate annual revenue increase following the final phase-in period, which was effective January 1, 2024.
(3)Approved incremental annual revenue represents the aggregate annual revenue increase following the final phase-in period. The first increase for GW-Saguaro was effective July 1, 2024. The subsequent four increases will be effective on January 1 of each subsequent year, with the majority of the revenue increase phased in by January 1, 2025.
(4)On January 10, 2025, GW-Farmers filed with the ACC a unanimous settlement agreement between GW-Farmers, RUCO and the Utilities Division Staff of the ACC. Among other elements, the unanimous settlement agreement calls for an increase in GW-Farmers’ annual revenue requirement of $1.1 million and a return on equity of 9.6%, with rates to be phased-in over three periods, starting with 50% of the increase effective on May 1, 2025, with subsequent 25% portions of the increase effective November 1, 2025 and May 1, 2026. The unanimous settlement agreement is under advisement with the ALJ, and the Company anticipates a decision in the first half of 2025.
(5)In February 2025, the Company notified the ACC of its intention to file a rate case for its GW-Santa Cruz and GW-Palo Verde utilities in 2025. The GW-Santa Cruz and GW-Palo Verde rate case will be based on a test year ending December 31, 2024 with updates for changes in post-test year plant. The Company is in the process of preparing for the rate case and intends to request a net increase to its annual revenue requirement of $6.5 million, to be implemented with the first phase beginning in May 2026 and the second phase in January 2027.
For a full summary of the Company’s current regulatory activity, including other approved details of recent rate cases, refer to Note 3 – “Regulatory Matters” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.
Environmental Regulation
Arizona water and wastewater utilities must also comply with state environmental regulation regarding drinking water and wastewater, including environmental regulations set by Councils of Government (such as the Central Arizona Governments and the Maricopa Association of Governments), the ADEQ and the ADWR.
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
Assured and Adequate Water Supply Regulations
We intend to seek access to renewable water supplies as we grow our water resource portfolio. However, we currently rely predominantly on the pumping of groundwater and the generation and delivery of recycled water for non-potable uses to meet future demands in our service areas. Aside from some rights to water through the Central Arizona Project, groundwater (and recycled water derived from groundwater) is the only water supply available to us.
Although we intend to rely on recycled water to help meet water demands in some areas, the infrastructure, permits and customer base necessary to generate and deliver recycled water are not necessarily in place in most of our service areas. In addition, although recycling can extend a limited supply, it does not actually generate a new supply of water. As such, although our proposed generation and delivery of recycled water is likely to help reduce the amount of groundwater that will be required to serve future customers, our ability to serve new customers will remain dependent on our ability to access groundwater. Groundwater is a limited resource in Arizona, and new uses of groundwater are closely regulated in the areas served by us. See “Risk Factors—Business and Operational Factors—Inadequate water supplies and wastewater capacity could have a material adverse effect upon our ability to achieve the customer growth necessary to increase our revenue,” included in Part I, Item 1A of this report, for additional information.
Nearly all of our service areas are located in “Active Management Areas” within which the use of groundwater is regulated by ADWR in order to manage ongoing challenges with groundwater overdraft. Under Arizona’s assured water supply laws and regulations, a new subdivision inside an Active Management Area must demonstrate that it has an “assured water supply” to the satisfaction of the ADWR before the developer is permitted to sell lots. Demonstration of an assured water supply requires, among other things, that an applicant demonstrate that water supplies will be physically, continuously, and legally available to satisfy the water needs of the proposed use for at least 100 years.
A developer may make an independent showing of an assured water supply resulting in a CAWS for a subdivision or may obtain a written commitment for service from a designated water provider, such as a privately owned water company or a municipal water supplier. Under the latter approach, the water provider must demonstrate satisfaction of assured water supply requirements for the developments within its service areas resulting in a DAWS for the provider. A DAWS is subject to periodic review and renewal by the ADWR and can be increased as demand grows within the service territory, subject to the physical availability of existing water supplies and any additional supplies acquired for use within the DAWS.
At present, we have obtained a DAWS in the Maricopa/Casa Grande service territory (GW-Santa Cruz) for approximately 22,900 acre-feet of water use. Over time, we anticipate GW-Santa Cruz will apply to increase the DAWS as sufficient increased demand is established in the area. Under our highly efficient Total Water Management model, we have achieved much lower per-unit potable water use rates than would be expected for average developments. In 2024, we used approximately 9,042 acre-feet of the annually available 22,900 acre-feet already permitted in the DAWS.
In our West Valley service territory (GW-Belmont), we are seeking a DAWS in the future. In our other service areas, we rely upon a CAWS obtained by developers to demonstrate an assured water supply, or will apply for a DAWS in the future when required. There is no assurance that the ADWR would provide a new CAWS, DAWS or add any additional acre-feet to a DAWS in the future.
In December 2024, we obtained a DAWS for part of our Pima County service territory (GW-Farmers), effective January 1, 2025. The DAWS covers approximately 5,300 acre-feet of water use, and in 2024, we pumped approximately 977 acre-feet.

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
Security
Due to security, vandalism, terrorism and other risks, we take precautions to protect our employees and the water delivered to our customers. In 2002, federal legislation was enacted that resulted in new regulations concerning security of water facilities, including submitting vulnerability assessment studies to the federal government. We have complied with EPA regulations concerning vulnerability assessments and have made filings to the EPA as required. Vulnerability assessments are conducted regularly to evaluate the effectiveness of existing security controls and serve as the basis for further capital investment in security for the facility. Information security controls are deployed or integrated to prevent unauthorized access to company information systems, assure the continuity of business processes dependent upon automation, ensure the integrity of our data and support regulatory and legislative compliance requirements. In addition, communication plans have been developed as a component of our procedures. While we do not make public comments on the details of our security programs, we have been in contact with federal, state and local law enforcement agencies to coordinate and improve the security of our water delivery systems and to safeguard our water supply.
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
See “Risk Factors—Business and Operational Factors—Inadequate water supplies and wastewater capacity could have a material adverse effect upon our ability to achieve the customer growth necessary to increase our revenue,” included in Part I, Item 1A of this report, for additional information.

Technology
We use sophisticated technology as a principal means of improving our margins. We focus on technological innovations that allow us to deliver high-quality water and customer service with minimal potential for human error, delays, and inefficiencies. The comprehensive technology platform that we use includes supervisory control and data acquisition (SCADA), automated meter infrastructure, and geographical information system (GIS) technologies, which we use to map and monitor our physical assets and water resources on an automated, real-time basis with fewer people than the standard water utility model requires. Our systems allow us to detect and resolve potential problems promptly, accurately, and efficiently before they become more serious, which both improves customer service and optimizes and extends the efficient performance and life of our assets. The comprehensive technology platform that we use includes automated meter infrastructure technology, which allows us to read water meters remotely rather than physically, improves water resources accounting, allows for identification of high water usage and water theft from disconnected meters. We also use automated voice, internet billing, payment processing, and customer service applications that contribute to additional reduced headcount and a reduction in associated personnel costs.
Decentralized Treatment Facilities
We design and build standard, decentralized facilities that are scaled to the service areas they serve in order to achieve optimum efficiency in providing both water and wastewater service. The replication of our standard facility also improves design, construction and operating efficiency because we are able to employ similar, proven processes and equipment and technologies at each of our facilities.
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
Competition
As an owner and operator of regulated utilities, we do not face competition within our existing service areas because Arizona law provides the holder of a CC&N for water and wastewater service with an exclusive right to provide that service within the ACC-designated service area, as against other public service corporations. In addition, the high cost of constructing water and wastewater systems in an existing market creates a barrier to entry. We do, however, face competition from other water and wastewater utilities for new service areas and with respect to the acquisition of smaller utilities. We believe our principal competitors for new service areas and acquisitions in Arizona are EPCOR Water Arizona Inc., Arizona Water Company, Central States Water Resources, NW Natural Water Company, LLC, Ullico Inc. and Liberty Utilities. We believe competition for new service areas and acquisitions is based on relationships with municipalities and developers, experience in making acquisitions, the ability to finance and obtain regulatory approval, quality and breadth of products and services, the ability to integrate both water and wastewater service, and implement conservation practices throughout the service areas, price, speed, and ease of implementation.
If we seek to extend our service outside Arizona, we will face competition from other regional or national water utilities for these opportunities.
Although we believe we compete effectively in our regulated businesses, our competitors may have more resources and experience than we have and may therefore have a competitive advantage.
Seasonality
Customer demand for our water during the warmer months is generally greater than other times of the year due primarily to additional consumption of water in connection with irrigation systems, swimming pools, cooling systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand may vary with temperature, as well as the timing and overall levels of rainfall. In the event that temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the customer demand for our water may decrease and therefore, adversely affect our revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results of Operations—Weather and Seasonality,” included in Part II, Item 7 of this report, for additional information.

Human Capital Resources
Our employees’ significant contributions through innovation and standardization are essential to our realized and continued success. We offer a comprehensive compensation and benefits package to attract and retain top talent. In addition to competitive base wages, additional benefits include annual bonus opportunities, share-based compensation, Company matched 401(k) plan, healthcare and insurance benefits, flexible spending accounts and paid time off.
As of December 31, 2024, we employed 122 full-time individuals and 3 part-time employees. This represents an increase of sixteen employees, or 15% from December 31, 2023 due primarily to the hiring of additional employees throughout the organization as the company continues to grow. Currently, none of our employees participate in collective bargaining agreements, and we consider our employee relations to be good.
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
In early 2010, the members of GWR made the decision to raise money through the capital markets, and GWR and GWM were reorganized to form Global Water Resources, Inc., a Delaware corporation. The members established a new entity, GWR Global Water Resources Corp. (“GWRC”), which was incorporated under the Business Corporations Act (British Columbia) on March 23, 2010 to acquire shares of GWRI’s common stock and to actively participate in its management, business, and operations through its representation on GWRI’s Board of Directors. On December 30, 2010, GWRC completed its initial public offering in Canada and its common shares were listed on the Toronto Stock Exchange. On June 5, 2013, the Company sold GWM.
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
Legal, Regulatory, and Legislative Factors
New or stricter regulatory standards or other governmental actions could increase our regulatory compliance and operating costs, require us to alter our existing distribution or treatment facilities, and/or cause us to build additional facilities, which could cause our profitability to suffer, particularly if we are unable to increase our rates to offset such costs.
In Arizona, water and wastewater utilities are subject to regulation by water, environmental, public utility and health and safety regulators, and the Company’s utilities are required to obtain environmental permits from governmental agencies in order to operate their facilities. Applicable regulations relate to, among other things, standards and criteria for drinking water quality and for wastewater discharges, customer service and service delivery standards, waste disposal and raw groundwater abstraction limits and rates, and charges for our regulated service. There may be instances in the future when the Company is not in compliance, or cannot achieve compliance with new and evolving laws, regulations, and permits without incurring additional operating costs.
To comply with federal, state and local environmental laws, our existing facilities may need to be altered or replaced, which may cause us to incur significant additional costs. Altered and new facilities and other capital improvements must be constructed and operated in accordance with multiple requirements, including, in certain cases, an Aquifer Protection Permit issued by the ADEQ, Arizona Pollution Discharge Elimination System permits from the ADEQ and an air quality permit from Maricopa or Pinal Counties. The provision of potable water is subject to, among others, the requirements of the federal Safe Drinking Water Act, and effluent from wastewater treatment facilities must comply with other requirements. Regulated contaminants and associated maximum contaminant levels may change over time, requiring us to alter or build additional treatment facilities.
Our costs of complying with current and future governmental laws and regulations could adversely affect our business or results of operations. If we fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators and our operations could be curtailed or shut down. We may also be exposed to product liability or breach of contract claims by third parties resulting from our noncompliance. These laws and regulations are complex and change frequently, and these changes may cause us to incur costs in connection with the remediation of actions that were lawful when they were taken. Failure by us to observe the conditions and comply with the requirements of permits and other applicable laws and regulations could result in delays, additional costs, fines and other adverse consequences, including the inability to proceed with development in our service areas.
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
•requiring cancellation or renegotiation of, or unilateral changes to, agreements relating to our provision of water and wastewater service;

•changing regulatory or legislative emphasis on water conservation in comparison to other goals and initiatives;
•promoting an increase of competition among water companies within our designated service areas;
•requiring the provision of water or wastewater service at no charge or at reduced prices;
•restricting the ability to terminate service to customers whose accounts are in arrears;
•restricting the ability to sell assets or issue securities;
•adversely changing tax, legal or regulatory requirements, including employment, property ownership or general business regulations;
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
We are subject to the jurisdiction and regulations of the ACC, the primary utility regulator in Arizona, and our financial condition depends upon our ability to recover costs in a timely manner from customers through regulated rates.
We are subject to comprehensive regulation by several federal, state and local regulatory agencies that significantly influence our business, liquidity and results of operations. In particular, the ACC is the regulatory authority with jurisdiction over privately-held water and wastewater utilities and our ability to fully recover costs from utility customers in a timely manner. The ACC has exclusive constitutional authority related to ratemaking and extensive constitutional authority to mandate accounting treatments, authorize long-term financing programs, evaluate significant capital expenditures and plant additions, examine and regulate transactions between a regulated subsidiary and its affiliated entities and approve or disapprove some reorganizations, mergers and acquisitions prior to their completion. Additionally, the ACC has statutory authority to oversee service quality and consumer complaints and approve or disapprove expansion of service areas. The ACC is comprised of five elected members, each serving four-year terms. Our profitability is affected by the rates we may charge and the timeliness of recovering costs incurred through our rates. Accordingly, our financial condition and results of operations are dependent upon the satisfactory resolution of any rate proceedings and ancillary matters which may come before the ACC. In addition, the ACC may reopen prior decisions and modify otherwise final orders under certain circumstances. Decisions made by the ACC could have a material adverse impact on our financial condition, results of operations and cash flows.
We have significant obligations under ICFAs, yet funds from our ICFAs are dependent on development activities by developers which we do not control, and are also subject to certain regulatory requirements.
Prior to 2014, we extended water and wastewater infrastructure financing to developers and builders through ICFA contracts. Our investment can be considerable, as we phase-in the construction of facilities in accordance with a regional master plan, as opposed to a single development. Developers and builders pay us agreed-upon fees upon the occurrence of specified development events for their development projects. The ACC requires us to record a portion of the funds we receive under ICFAs as CIAC, which are funds or property provided to a utility under the terms of a collection main extension agreement and/or service connection tariff, the value of which are not refundable. Amounts received as CIAC and expended on construction projects reduce our rate base once utility plants are placed in service.
The developer is not required to pay the bulk of the agreed-upon fees until a development receives platting approval. Accordingly, we cannot always accurately predict or control the timing of the collection of our fees. If a developer encounters difficulties, such as experienced during the Great Recession and associated real estate market downturn, that result in a complete or partial abandonment of the development or a significant delay in its completion, such as experienced with the Company’s Southwest Plant, we will have planned, built and invested in infrastructure that will not be supported by development and will not generate either payments under the applicable ICFA or cash flows from providing service. As a result, our return on our investment and cash flow stream could be adversely affected.
Our water and wastewater systems are subject to condemnation by governmental authorities, which may result in the receipt of less than the fair market value of our assets, and a loss of revenue from our operations.
Municipalities and other governmental subdivisions have historically been involved in the provision of water and wastewater service, and efforts may arise from time to time to convert some or all of our assets to public ownership and operation. Arizona law provides for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation. For example, the assets of our former utility subsidiaries, Cave Creek Water Co. and Valencia Water Company, Inc., were acquired from us by municipalities pursuant to condemnation proceedings, and our other utility subsidiaries could be subjects of such proceedings in the future. Should a municipality or other governmental subdivision seek to acquire some or all of our assets through eminent domain, we would likely resist the acquisition.
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
Proposals to change utility policy in Arizona made through legislative, regulatory, or ballot initiatives may impact our growth, business plans, and financial condition.
In Arizona, a person or organization may file a ballot initiative with the Arizona Secretary of State and, if a sufficient number of verifiable signatures are submitted, the initiative may be placed on the ballot for the public to vote on the matter. Ballot initiatives may relate to any matter, including taxes and policy and regulation related to our industry, and may change statutes or the state constitution in ways that could impact our customers, the Arizona economy, and the Company. The passage of certain initiatives could depress expected population growth, impact our business or growth plans and have a material adverse impact on our financial condition, results of operations or cash flows.
Changes in, interpretations of, or enforcement trends related to tax rules and regulations may adversely affect our effective income tax rates or operating margins and we may be required to pay additional tax assessments.
Our effective income tax rate could be adversely affected by various factors, many of which are outside of our control, including:
•changes in tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions, including but not limited to U.S. federal and state regulations or interpretations resulting from the TCJA;
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
GWRI and its subsidiaries are occasionally a party to lawsuits in the normal course of our business. Responding to lawsuits brought against us—and litigation in general—can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Unfavorable outcomes from these claims and/or lawsuits could materially adversely affect GWRI’s business, results of operations and financial condition, and we could incur substantial monetary liability and/or be required to change our business practices.
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
If we chose to expand to states other than Arizona, we may have difficulty acquiring the necessary approvals and permits or complying with environmental, health and safety or quality standards of such states. See “—Business and Operational Factors — Doing business in jurisdictions other than Arizona may present unforeseen regulatory, legal and operational challenges that could impede or delay our operations or adversely affect our profitability.”
We are subject to environmental risks that may subject us to clean-up costs or litigation that could adversely affect our business, operating results, financial condition, and prospects.
Under various federal and state environmental laws, regulations, ordinances and other requirements, a current or previous owner or operator of real property or a facility may be liable for the costs of removal, remediation or containment of hazardous or toxic substances on, under, in or released from such property. These liabilities are not limited to a potential effect on our water supply and include, but are not limited to, liabilities associated with air, soil or groundwater contamination at any real estate or facilities we own or operate, including liabilities assumed in an acquisition of another utility. Environmental laws often impose liability regardless of whether the owner or operator knew of or was responsible for the presence of the hazardous or toxic substances. Although we currently conduct environmental screening assessments on new properties that we propose to acquire or use to identify significant sources of contaminants on surrounding properties, these assessments are not comprehensive, nor have they been conducted for all of the property owned or used by us. As a result, hazardous or toxic substances may exist at properties owned or used by us. If previously unknown hazardous or toxic substances are discovered at real property or facilities owned or used by us (including a landfill owned by another party that is used by us for disposal of hazardous substances), we could incur significant remediation costs, liability exposure or litigation expenses that could adversely affect our profitability, results of operations, liquidity and cash flows.
Business and Operational Factors
The risk of natural adverse weather conditions, pandemic outbreaks, global political events, war or terrorism could disrupt our business, impacting operating costs and capital expenditures.
Our facilities are located in areas which have been and could be subject to natural disasters such as drought, floods, fires or earthquakes. Adverse weather conditions or other extreme changes in the weather, including resulting electrical and technological failures, may disrupt our business and adversely affect operating costs and capital expenditures. In addition, our service areas are susceptible to pandemic outbreaks, terrorist acts and operations may be affected by disruptive political events, both global and domestic, such as civil unrest in countries in which our vendors are located or products are manufactured, and in the U.S. where protests and other disturbances may affect our ability to operate.
We do not control when and where a developer may request service within our service areas, and if this occurs outside the location and capacity of existing infrastructure, it may require significantly more capital expenditures than currently anticipated.
If a developer has an ICFA, and/or once a developer has entered into a service agreement with our utility subsidiary and the property being developed has been included within a service area, we have the obligation to serve under the terms of those agreements and existing regulations. Although we have built substantial modern infrastructure within these utilities in areas where development is currently occurring, there is the potential that a developer may request service in another location within the service area. Extending/expanding the existing infrastructure to provide service may result in the need to make additional, currently unplanned, capital improvements, and there is no guarantee that we may recover our costs timely. As a result, our return on our investment and cash flows could be adversely affected.
Inadequate water supplies and wastewater capacity could have a material adverse effect upon our ability to achieve the customer growth necessary to increase our revenue.
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
As discussed above, we currently rely predominantly on the pumping of groundwater and the generation and delivery of recycled water for non-potable uses to meet future demands in our service areas. At present, groundwater (and recycled water derived from groundwater) is the primary water supply available to us. In areas where we have not applied for a DAWS, we have not performed hydrological studies or modeling to evaluate the amount of groundwater likely to be available to meet present and expected future demands. Insofar as we intend to rely on the pumping of groundwater and the generation and delivery of recycled water to meet future demands in our current service areas, our ability and/or the ability of developers inside of our service areas to meet regulatory requirements and to demonstrate assured and adequate water supplies is essential to the continued growth of our service connections and our capacity to supply water to our customers. In the event that our wells cannot meet customer demand, we may, under certain circumstances, purchase water from surrounding municipalities, agencies and other utilities. However, the cost of purchasing water is typically more expensive than producing it. Furthermore, these alternative sources may not always have an adequate supply to sell to us.
Insufficient availability of water or wastewater treatment capacity could materially and adversely affect our ability to provide for expected customer growth necessary to increase revenue. We continuously look for new sources of water to augment our reserves in our service areas, but we have not yet obtained material surface water rights. Our ability to obtain such rights may depend on factors beyond our control, such as the future availability of Colorado River water supplies. We also plan to construct facilities and obtain the necessary permits to recharge recycled water to stretch and augment our existing and planned future water supplies, but we do not yet have this capability in all of our service areas. As a result, it is possible that, in the future, we will not be able to obtain sufficient water or water supplies to increase customer growth necessary to increase or even maintain our revenue.
If we are unable to access adequate water supplies, such water shortage could adversely affect our business operations, results of operations, cash flows and financial position in a variety of other ways, which may include, but are not limited to, the following:
•water rationing;
•adverse changes to water supply mix, causing us to rely on more expensive purchased water;
•increased operating costs;
•increased risk of contamination to water systems due to the inability to maintain sufficient pressure;
•increased capital expenditures for building pipelines to connect to alternative sources of supply, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of customers and reservoirs and other facilities to conserve or reclaim water; and
•regulatory authorities refusing to approve new service areas if an adequate water supply cannot be demonstrated and restricting new customer connections in existing service areas if there is not sufficient water.
We may or may not be able to recover increased operating and construction costs as a result of water shortages on a timely basis, or at all, for our regulated utilities through the rate setting process.
If we do not manage our anticipated growth effectively, we may not be able to develop or implement the infrastructure necessary to support our operations and could suffer a loss of profitability.
Although we may not be able to achieve similar growth as we have seen since our formation in 2003, or any growth at all, in future periods, we expect to continue to significantly expand our facilities, infrastructure, marketing, testing, management and administrative operations, as well as our financial and accounting controls. This expansion has placed, and will continue to place, strain on our management and administrative, operational, technical and financial infrastructure. If management is unable to manage growth effectively, the quality of our service, our ability to attract and retain key personnel and our business or prospects could be harmed significantly.
To manage growth effectively, we must:
•continue to expand our water management capacity;

•retain key management and augment our management team;
•continue to enhance our technology, operations and financial and management systems;
•manage multiple relationships with our customers, regulators, suppliers and other third parties; and
•expand, train and manage our employee base.
We may not be able to effectively manage any expansion in one or more of these areas, and our failure to do so could harm our ability to maintain or increase revenue and operating results. The expenses incurred in pursuing growth could increase without a corresponding increase in our revenue base, which could decrease operating results and profit margin. In addition, future growth may require us to make significant capital expenditures or incur other significant expenses and may divert the attention of our personnel from our core business operations, any of which could affect our financial performance adversely.
Increased operating expenses associated with the expansion of our business may negatively impact our operating income.
Increased operating expenses associated with any expansion of our business may negatively impact our income as we, among other things:
•seek to acquire new utilities and service areas;
•expand geographically within and outside of Arizona;
•make significant capital expenditures to support our ability to provide service in our existing service areas;
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
We cannot guarantee that our systems will operate as designed or be free from defects. The failure of our systems to operate properly could cause significant public harm. Any defects in our systems or significant reliability, quality, or performance problems with respect to our systems or service could have a number of negative effects on our profitability, results of operations, liquidity, and cash flows, including:
•loss of revenue;
•diversion of management and development resources and the attention of engineering personnel;
•significant customer relations problems;
•increased repair, support, and insurance expenses;
•adverse regulatory actions; and
•legal actions for damages by our customers, including but not limited to damages based on commercial losses and effects on human health.
Operating costs, construction costs and costs of providing service can be volatile and may rise faster than revenue.
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
Contamination of the water supplied by us may result in disruption in our service, loss of credibility, lower demand for our service and potential liability that could adversely affect our business and financial condition.
Our water supplies are subject to contamination, including contamination from compounds, chemicals in groundwater systems, pollution resulting from man-made sources (such as perchlorate and methyl tertiary butyl ether) and possible biological terrorist attacks. Contamination of water sources can lead to human death and illness, damage to natural resources and other parts of the environment and cause other harms. Among other things, if we are found to be liable for consequences of water contamination arising out of human exposure to hazardous substances in our water supplies or other damage, we would be subject to civil or criminal enforcement actions, litigation and other proceedings or clean up obligations. Further, our insurance policies may not apply or be sufficient to cover the costs of these claims, which could be significant.
Cleaning up water sources can be very expensive and if we are required to do so, it could have a material and adverse effect on our business, operating results and financial condition. In the event that our water supply is contaminated, we may have to interrupt or stop the use of that water supply until we are able to treat the water or to substitute the supply of water from another water source, including, in some cases, through the purchase of water from a supplier. We may incur significant costs in order to warn consumers and to treat the contaminated source through expansion of current treatment facilities or development of new treatment methods. Using a new water source is generally associated with increased costs compared to an existing water source and, as indicated above, purchasing water is typically more expensive than obtaining the water from other means. If we are unable to treat or substitute our water supply in a cost-effective manner, our financial condition, results of operations, cash flows, liquidity and reputation may be adversely affected. We may not be able to recover costs associated with treating contaminated water or developing new sources of supply through the rate setting process or through insurance.
Our operations of regulated utilities are currently located exclusively in the state of Arizona, and more specifically approximately 86.1% of our active service connections are within a single municipality, which increases the impact of local conditions on our results of operations.
The customers of our regulated utilities are currently located exclusively in the state of Arizona and 86.1% of our active service connections are located in the City of Maricopa, Arizona. As a result, we cannot diversify or mitigate the risks presented by local regulatory, economic, political, demographic and weather conditions in this area. An adverse change in any of these conditions would therefore affect our profitability, results of operations, liquidity and cash flows more significantly than if our utilities operated more broadly in other geographic areas.
We depend on an adequate supply of electricity and chemicals for the delivery of our water, and an interruption in the supply of these inputs or increases in their prices could adversely affect our results of operations.
We rely on purchased electrical power to operate the wells and pumps that are needed in order to supply potable and recycled water to our customers. An extended interruption in power supply that we cannot remediate through the use of backup generators could adversely affect our ability to continue these operations. Electrical power costs are beyond our control and can increase unpredictably and in substantial amounts. Under these circumstances, our cash flows between our general rate case filings and our earnings may be adversely affected until the ACC has authorized a rate increase.
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
Our utilities business is subject to seasonal fluctuations and other weather-related conditions, such as droughts, which could adversely affect the supply of and demand for our service and our results of operations.
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
Drought conditions could interfere with our sources of water supply and could adversely affect our ability to supply water in sufficient quantities to our existing and future customers. Any future interruption to our water supply or restrictions on water usage during drought conditions or other legal limitations on water use could result in decreased customer billing and lower revenue or higher expenses that we would not be able to recoup without prior regulatory approval for a rate increase, which may not be granted. These conditions could also lead to increases in capital expenditures needed to build infrastructure to secure alternative water sources. Furthermore, customers may use less water even after a drought has ended because of conservation patterns developed during the drought. Population growth could also decline under drought conditions as individuals and businesses move out of the area or elect not to relocate to our service areas. Lower water use for any reason could lead to lower revenue.
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
•operating risks, including equipment, technology and supply problems, failure to achieve expected synergies and operating efficiencies, regulatory requirements and approvals necessary for acquisitions;
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
Our utilities distribute water and collect wastewater through an extensive network of pipes and store water in reservoirs located across our service areas. A failure of major pipes or reservoirs could result in injuries and property damage for which we may be liable. The failure of major pipes and reservoirs may also result in the need to shut down some facilities or parts of our network in order to conduct repairs. Any failures and shutdowns may limit our ability to supply water in sufficient quantities to customers and to meet the water and wastewater delivery requirements prescribed by applicable utility regulators, which would adversely affect our financial condition, results of operations, cash flows, liquidity and reputation.

We may have difficulty accomplishing our growth strategy within and outside of our current service areas. This would cause us to rely more heavily on regulatory rate increases to increase our revenue.
Our ability to expand our business, both within our current service areas and into new areas, involves significant risks, including, but not limited to:
•not receiving or maintaining necessary regulatory permits, licenses or approvals;
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
We may also incur liabilities under environmental laws and regulations requiring investigations and cleanup of environmental contamination at our properties or at off-site locations where there have been adverse environmental impacts. The discovery of previously unknown conditions, or the imposition of cleanup obligations in the future, could result in significant costs, and could adversely affect our financial condition, results of operations, cash flows and liquidity. Such remediation losses may not be covered by insurance policies and may make it difficult for us to secure insurance in the future at acceptable insurance premium rates.
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
Other global incidents, such as a pandemic or other public health crisis, could have a similar effect of disrupting our business to the extent they reach and impact the service areas in which we operate, the availability of supplies we need, the customers we serve, or the employees who operate our businesses. See “—Business and Operational Factors — Pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, could adversely affect our business operations, cash flows and financial position to an extent that is difficult to predict” for additional information.
We are subject to adverse publicity and reputational risks, which make us vulnerable to negative customer perception and could lead to increased regulatory oversight or other sanctions.
Water and wastewater utilities, including GW-Palo Verde and GW-Santa Cruz, have large customer bases and as a result are exposed to public criticism regarding, among other things, the reliability of their water and wastewater service, the quality of water provided, the timeliness and accuracy of bills that are provided for such service and the quality of customer service. Adverse publicity and negative customer sentiment may render regulators and government officials less likely to view us in a favorable light, and may cause us to be susceptible to less favorable regulatory outcomes, as well as increased regulatory oversight, lower rates and more stringent regulatory requirements. Unfavorable regulatory outcomes may include the enactment of more stringent laws and regulations governing our operations, as well as fines, penalties or other sanctions or requirements. The imposition of any of the foregoing could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, could adversely affect our business operations, cash flows and financial position to an extent that is difficult to predict.
The occurrence of pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, could adversely affect our business operations, cash flows and financial position. These impacts may include, among others, disruptions to our operations and business activities, including any closures of offices or facilities, and to those of governmental agencies regulating our business, suppliers, customers and other business partners; reduced demand for our water and wastewater service from our commercial customers, particularly if businesses are shut down; greater difficulty in collecting customer receivables; a slowdown or disruption in the supply chain for the supplies used in our operations, including chemicals used to treat water and wastewater, in addition to higher costs; and limitations on employee resources, productivity and availability, including due to sickness, government restrictions, labor supply shortages and the desire of employees to avoid contact with large groups of people. There would be many variables and uncertainties associated with any future pandemics, epidemics or disease outbreaks, including, but not limited to, the duration and severity of the outbreak; the extent of travel restrictions, business closures and other measures imposed by governmental authorities; availability of vaccines; and other factors that may be currently unknown or considered immaterial, to fully assess the potential impact on our business operations, cash flows and financial position.
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
Technology Factors
Our information technology systems may be vulnerable to unauthorized external or internal threats due to hacking, ransomware, viruses or other cybersecurity breaches.
In the regular course of our business, the Company manages a range of sensitive security, customer and business systems information. A security breach of our information systems, such as theft or the inappropriate release of certain types of information, including confidential customer, employee, financial or system operating information, could have a material adverse impact on our financial condition, results of operations or cash flows. The Company operates in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. Despite implementation of security measures, the technology systems are vulnerable to disability, failures or unauthorized access. Facilities, information technology systems and other infrastructure facilities and systems and physical assets could be targets of such unauthorized access. Failures or breaches of our systems could impact the reliability of systems and also subject the Company to financial harm. If the technology systems were to fail or be breached, and if the Company is unable to recover in a timely way, the Company’s ability to fulfill critical business functions and manage sensitive confidential data could be compromised, which could have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
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
If our information technology systems, or that of third parties on which we rely on, are affected by a significant cyber breach, this could result in, among other things, a significant disruption to our operations; costly investigations and remediation; misappropriation of confidential information of the Company or that of our customers, employees, business partners or others; litigation and potential liability; enforcement actions and investigations by regulatory authorities; loss of customers and contracts; harm to our reputation; and a loss of management time, attention and resources from our regular business operations, any of which could have a negative impact on our business, results of operations and cash flows. These types of events, either impacting our facilities or the industry in general, could also cause us to incur additional security and insurance related costs.
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
Our information technology systems, which include information technology functions that are outsourced to various third-party service providers and software vendors, are an integral part of our business. For example, our information technology systems allow us, among other things, to bill our customers, provide customer service through our call center, manage certain financial records, track assets and accounts receivable collections, read water meters remotely, identify high water usage and identify water theft from disconnected meters. A disruption of our information technology systems could significantly limit our ability to manage and operate our business efficiently, which in turn could cause our business to suffer and negatively impact our results of operations.
Further, our information technology systems are vulnerable to damage or interruption from:
•power loss, computer systems failures and internet, telecommunications or data network failures;
•operator negligence or improper operation by, or supervision of, employees;
•physical and electronic loss of customer data, including as a result of or security breaches, cyberattacks, misappropriation and similar events;
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
Upgrades and improvements to computer systems and networks, or the implementation of new systems, may require substantial amounts of management’s time and financial resources to complete, and may also result in system or network defects or operational errors due to multiple factors, including the inability of employees to effectively use such new or upgraded systems. While we continue to implement technology to improve our business processes and customer interactions, any technical or other difficulties in transitioning, upgrading or improving existing or implementing new technology systems may increase costs beyond those anticipated and have an adverse or disruptive effect on our operations and reporting processes, including our internal control over financial reporting. We may also experience difficulties integrating current systems with new or upgraded systems, which may impact our ability to serve our customers effectively or efficiently. Although we make efforts to minimize any adverse impact on our controls, business and operations, we cannot assure that all such impacts have been or will be mitigated, and any such impacts could have a material adverse impact on our business, financial condition, results of operations and cash flows.
We rely on telecommunications vendors for communication between our sites and to enable centralized management of Information and Operation Technologies. Disruption of those communication systems may adversely affect our results of operations.
The centralized management of information and operation technologies rely on functions that are provided by third-party providers and are an integral part of our business. A disruption of those communication systems could significantly limit our ability to manage and operate our business efficiently, which in turn could cause our business to suffer and adversely affect our results of operations.

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
The growth of our customer base depends almost entirely on the success of developers in developing residential and commercial properties within our CC&N areas. A CC&N is a permit issued by the ACC allowing a public service corporation to serve a specified area, and preventing other public service corporations from offering the same service within the specified area, which we refer to as “service areas.” Moreover, real estate development is a cyclical industry. For example, the growth rate of development, especially residential development, from 2006 through 2019, both nationally and in Arizona, was below historical rates.
The single-family housing market is affected by a number of national and regional economic factors, including:
•interest rates and general levels of economic output;
•levels of activity in the local real estate market;
•the state of domestic credit markets, mortgage standards and availability of credit;
•competition from other builders and other projects in the area and other states;
•federal programs to assist home purchasers;
•costs and availability of labor and materials;
•government regulations affecting land development, home building and mortgage financing;
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
A slowdown or severe downturn in the housing market could have an adverse effect on our operating results and financial condition. During periods of economic distress, there may be an increase in home foreclosures and vacancies. For example, during the economic downturn beginning in 2008, our utilities experienced an increase in the number of vacant homes, reaching a peak of 4,020 vacant connections as of February 28, 2009, approximately 11.9% of our total connections at the time. Accordingly, in the event of an economic downturn, we may experience a material reduction in revenue. Although the U.S. economy and housing market continue to perform well, we cannot predict the overall trajectory of the market. Our growth depends significantly on increased residential and commercial development in our service areas, and if developers or builders are unable to complete additional residential and commercial projects, our revenue may decline.
Our existing indebtedness could affect our business adversely and limit our ability to plan for or respond to growth opportunities, and we may be unable to generate sufficient cash flow to satisfy our liquidity needs.
As of December 31, 2024, we had total indebtedness of $122.4 million. In addition, we may incur substantial additional indebtedness in the future. Our indebtedness could have important consequences, including:
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
Risks Related to the Ownership of Our Common Stock
The concentration of our stock ownership with our officers, directors, certain stockholders and their affiliates may limit your ability to influence corporate matters.
Our directors, executive officers and stockholders holding more than 5% of our capital stock and their affiliates beneficially own, in the aggregate, approximately 53% of our outstanding common stock, including 42.4% beneficially owned in the aggregate by our former director, William S. Levine, and current director Jonathan L. Levine. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. There can be no assurance that their interests will not conflict with the interests of our other stockholders.
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
•conditions that impact demand for our service;
•future announcements concerning our business or our competitors’ businesses;
•regulatory developments, including those related to the ACC;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
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
•changes in accounting standards, policies, guidance, interpretations or principles;
•changes in senior management or key personnel;
•issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•changes in our dividend policy;
•adverse resolution of new or pending litigation against us; and
•changes in general market, economic and political conditions in the U.S., and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war (including the ongoing wars and conflicts between Russia and Ukraine and between Israel and Hamas), other geopolitical uncertainties, public health concerns and responses to such events.
In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies in our industry. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.
We cannot assure you that we will pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock.
We currently intend to continue to pay a regular monthly dividend on our common stock of $0.02533 per share ($0.30396 per share annually). However, our future dividend policy is subject to our compliance with applicable law, and is dependent on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and on the terms of any preferred stock we may issue in the future, business prospects and other factors that our board of directors may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that we will continue to pay a dividend in the future.
Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act as a public company could have a material adverse effect on our business and share price.
We are required to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. Additionally, once we are no longer deemed a smaller reporting company that is a non-accelerated filer, our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.
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
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including, but not limited to, the following:
•only allowing our board of directors, Chairman of our board of directors, Chief Executive Officer or President to call special meetings of our stockholders;
•setting forth specific procedures regarding how our stockholders may present proposals or nominate directors for election at stockholder meetings;
•requiring advance notice and duration of ownership requirements for stockholder proposals;
•permitting our board of directors to issue preferred stock without stockholder approval; and
•limiting the rights of stockholders to amend our bylaws.
These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.
Additionally, the ACC must determine that certain types of transactions will not impair our financial status, prevent us from attracting capital at fair and reasonable terms or impair our ability to provide safe, reasonable and adequate service. Pursuant to this regulatory mandate, the ACC may impose conditions that could discourage, delay or prevent a transaction involving a change in control of our company.
ITEM 1B.Unresolved Staff Comments
None.
ITEM 1C.Cybersecurity
Rapidly evolving threats to the cybersecurity landscape necessitate ongoing efforts to manage the risk of unauthorized access to the Company’s information systems and devices, including those of the Company and of third-party providers. The Company is subject to laws and rules issued by multiple government agencies concerning safeguarding and maintaining the confidentiality of its security, customer and business information. The Company employs various aspects of risk assessment regularly, and to the extent possible, continuously. Further, the Company uses a defense in depth, or layered, approach to strengthen the security environment and mitigate the impact of any potential threats. Cybersecurity risks are strategically managed under the leadership of the Vice President, IT Operations and Security, who has achieved preeminent certification as a Certified Information Security Manager (CISM) and Certified Cloud Security Professional (CCSP) and has served as the most senior IT resource in many different roles.
Management regularly assesses new and emerging risks by keeping apprised of current events and actual or anticipated threats within the industry and the overall security environment, which are used along with a risk-based approach to plan and implement changes or improvements to the security environment. The Company has engaged independent experts to assess the security environment for potential vulnerabilities or weaknesses and has plans for future engagements periodically to supplement the expertise and processes established within the Company. Thorough updates are provided to the board of directors quarterly by the Vice President, IT Operations and Security. The directors may ask questions or engage in further discussion related to the security environment.
Employees are one of our most valuable resources, and it is essential that education, particularly related to social engineering, is persistent and relevant. The Company requires ongoing cybersecurity awareness training for all employees, including weekly simulated emails to test the knowledge and reaction of employees. The training is customized based on actual events or anticipated emerging threats, keeping the education applicable and purposeful.
The Company utilizes various continuous monitoring methods for identification and notification of attempted unauthorized system access. Tools deployed throughout the Company track these attempts, allowing for trend analysis and strategic adaptation. The Company has also established an incident response policy that thoroughly and systematically documents the Company’s response and assigns responsibility to facilitate timely, organized and appropriate action during a security event or incident, including assessment of the impact and materiality of the event or incident. Incident management is led by the Security Incident Response Team, under the primary leadership of the Vice President, IT Operations and Security, in which the process is categorized by the detection, analysis, containment, eradication and recovery phases and is inclusive of post-incident activities.
As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For additional information regarding cybersecurity-related risks we face, see “Risk Factors—Technology Factors—Our information technology systems may be vulnerable to unauthorized external or internal threats due to hacking, ransomware, viruses or other cybersecurity breaches,” included in Part I, Item 1A of this report.

ITEM 2. Properties
The following table lists the principal properties that we own or lease as of December 31, 2024. We believe that our existing properties are adequate to meet our current needs.

Operated by	Nature of Property	Type	Count	County
GW-Santa Cruz	Water Utility Plant	Water Distribution Center	6	Pinal
		Well Site	17	Pinal
		Recycled Water Booster Station	1	Pinal
GW-Palo Verde	Wastewater Utility Plant	Lift Station	8	Pinal
		Wastewater Recycling Facility	3	Pinal
		Regional Operations Center	1	Pinal
GW-Belmont	Water Utility Plant	Booster Station	1	Maricopa
		Water Distribution Center	11	Maricopa
		Well Site	4	Maricopa
GW-Saguaro	Water Utility Plant	Water Distribution Center	3	Pima
		Well Site	10	Pima
		Regional Operations Center	1	Pima
		Water Distribution Main	1	Pima
		Water Storage	1	Pima
GW-Farmers	Water Utility Plant	Water Distribution Center	3	Pima
		Well Site	9	Pima
		Water Storage	2	Pima
GW-Turner	Water Utility Plant	Irrigation System	4	Maricopa
		Irrigation Well Site	2	Maricopa
GWRI	Corporate Office	Offices	1	Maricopa
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
Our common stock is listed on the NASDAQ under the symbol “GWRS” and began trading on April 28, 2016.
Shareholders
As of March 3, 2025, there were approximately 57 shareholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.
Dividends
We currently intend to continue to pay a regular monthly dividend of $0.02533 per share ($0.30396 per share annually). However, our future dividend policy is subject to our compliance with applicable law, and is dependent on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and on the terms of any preferred stock we may issue in the future, business prospects and other factors that our board of directors may deem relevant. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources” in Part II, Item 7 of this report for a discussion of provisions of our senior secured notes and our Revolver that limit the payment of dividends.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2024	218	$12.89	—	—
November 1 to 30, 2024	649	$12.68	—	—
December 1 to 31, 2024	—	$—	—	—
Total	867		—
Unregistered Sales of Equity Securities
None.
ITEM 6. Reserved

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of Global Water Resources, Inc.’s financial condition and results of operations (“MD&A”) relate to the year ended December 31, 2024 and should be read together with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this report.
Overview
GWRI is a water resource management company that owns, operates, and manages thirty-two water, wastewater, and recycled water public utility systems in strategically located communities, principally in metropolitan Phoenix and Tucson, Arizona. We seek to deploy an integrated approach, referred to as “Total Water Management.” Total Water Management is a comprehensive approach to water utility management that reduces demand on scarce non-renewable water sources and costly renewable water supplies, in a manner that ensures sustainability and greatly benefits communities both environmentally and economically. This approach employs a series of principles and practices that can be tailored to each community:
•Reuse of recycled water, either directly or to non-potable uses, through aquifer recharge, or possibly direct potable reuse in the future;
•Regional planning;
•Use of advanced technology and data;
•Employing respected subject matter experts and retaining thought leaders;
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
Business Outlook
We continue to experience an increasing rate of organic growth evidenced by our year over year organic increase in active connections (i.e., exclusive of acquisition related growth) of 4.4% as of December 31, 2024 as compared to 2.6% for the same period in 2023. According to the most recent U.S. Census estimates, the Phoenix metropolitan statistical area (“MSA”) is the 10th largest MSA in the U.S. and had an estimated population of 5.1 million, an increase of 4.6% over the 4.8 million people reported in the 2020 Census. Metropolitan Phoenix continues to grow due to its favorable employment opportunities, excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 5.8 million people by 2030 and 6.5 million by 2040. Arizona’s job growth increased by 1.7% during 2024 as compared to the same period for the prior year, ranking the state in the top twenty nationally as of December 31, 2024.
Arizona is projected to add 478,000 jobs with an annual growth rate of 1.4% through 2032, exceeding the national average. According to the state’s commerce authority, Arizona also received $50 billion in 2024r, including contributions from major industry players such as Taiwan Semiconductor, Intel and Procter & Gamble.
Management believes that Global Water is well-positioned to benefit from the growth expected in the Phoenix metropolitan area due to the availability of lots, existing infrastructure in place within the company’s service areas, and increased activity related to multi-family developments.
According to the W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus Panel (the “Greater Phoenix Blue Chip Panel”), the single-family housing market in the Phoenix metropolitan area has experienced a weakness in permits since 2021; however, the outlook for single-family housing is improving. The Greater Phoenix Blue Chip Panel anticipates single-family permit increases in 2025. During 2024, multi-family permits trended upwards. Management believes that we are well-positioned to benefit from the growth expected in the Phoenix metropolitan area due to the availability of lots, existing infrastructure in place within our service areas, and increased activity related to multi-family developments.
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
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenue and variable expenses in a corresponding manner. As of December 31, 2024, active service connections increased 2,729, or 4.4%, to 64,520 compared to 61,791 active service connections as of December 31, 2023, primarily due to organic growth in our service areas. Approximately 89.6% of the 64,520 active service connections are serviced by our GW-Santa Cruz and GW-Palo Verde utilities as of December 31, 2024.
The graph below presents the historical change in active connections for our ongoing operations over the past five years.

Total Active Connections
70,000
65,000
60,000
55,000
50,000
45,000
40,000
45,823
48,899
53,882
56,270
61,791
64,520
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24

Recent Acquisition Activity
Asset Purchase Agreement with City of Tucson
Effective April 25, 2024, GW-Ocotillo, a wholly owned subsidiary of the Company, entered into an asset purchase agreement with the City of Tucson, pursuant to which GW-Ocotillo agreed to acquire seven isolated public water systems from the City of Tucson serving approximately 2,200 water service connections in an all-cash transaction for a purchase price of $8.4 million. The isolated public water systems are located in and around Pima County. The Company expects to complete the acquisition in the first half of 2025, subject to customary closing conditions. The estimated rate base of the seven water systems is approximately $7.8 million.
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
For additional information on the Company’s acquisition activity, refer to Note 2 – “Acquisitions” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.
Economic and Environmental Utility Regulation
We are subject to extensive regulation of our rates by the ACC, which is charged with establishing rates based on the provision of reliable service at a reasonable cost while also providing an opportunity to earn a fair rate of return on rate base for investors of utilities. The ACC uses a historical test year to evaluate whether the plant in service is used and useful, to assess whether costs were prudently incurred, and to set “just and reasonable” rates. Rate base is typically the depreciated original cost of the plant in service (net of CIAC and AIAC, which are funds or property provided to a utility under the terms of a main extension agreement, the value of which may be refundable), that has been determined to have been “prudently invested” and “used and useful”, although the reconstruction cost of the utility plant may also be considered in determining the rate base. The ACC also decides on an applicable capital structure based on actual or hypothetical analyses. The ACC determines a “rate of return” on that rate base, which includes the approved capital structure and the actual cost of debt and a fair and reasonable cost of equity based on the ACC’s judgment. The overall revenue requirement for rate making purposes is established by multiplying the rate of return by the rate base and adding reasonably incurred operating expenses for the test year, depreciation, and any applicable pro forma adjustments.
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
We are required to file rate cases with the ACC to obtain approval for a change in rates. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. We believe it is common industry practice to file for a rate increase every three to five years. Refer to “—Rate Regulation Updates” below and Note 3 – “Regulatory Matters” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.
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
For example, on April 10, 2024, the EPA finalized the NPDWR, establishing legally enforceable MCLs for six PFAS in drinking water. See “Business—Regulation—National Primary Drinking Water Regulation,” included in Part I, Item I of this report, for additional information. We are committed to compliance with the NPDWR and are in process of complying with the first requirement of the rule mandating initial monitoring for all of our utilities. The Company expects that compliance with the NPDWR will require increased capital expenditures for PFAS-contaminated water treatment and other operating costs. If other newer or stricter standards are introduced in the future, they could also increase our operating expenses. We generally expect to recover expenses associated with compliance for environmental and health and safety standards through rate increases, but this recovery may be affected by “regulatory lag”, that is, the delay between the utility’s test year and the issuance of a rate order approving new rates.
Capital expenditures and operating costs required as a result of water quality standards have been traditionally recognized by the ACC as appropriate for inclusion in establishing rates or in a separate surcharge.
In April 2024, the federal Judicial Panel on Multidistrict Litigation approved the consolidation of approximately 500 separate cases against multiple defendant manufacturers into a single multi-district civil class action lawsuit known as Aqueous Film-Forming Foams (“AFFF”) Products Liability Litigation MDL No. 2873 (the “AFFF MDL”). The AFFF MDL was filed in the U.S. District Court for the District of South Carolina (the “Court”) and is intended to resolve claims associated with PFAS contamination in water systems from the manufacture and widespread use of AFFF, which is believed to be a significant source of PFAS contamination in water systems. AFFF containing PFAS (and until 2002, perfluorooctanoic acid, a related compound) was widely used in fire suppression systems, firefighting vehicles, and at fire training facilities nationwide. The Company is in the class of plaintiffs in the AFFF MDL, and settlement talks continue to progress with several defendants. Any settlement reached in the AFFF MDL will be subject to the final approval of the Court. There can be no assurance as to the outcome of the AFFF MDL, including any decision or resolution thereof, timing, or the ultimate amounts, if any, involved.
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
Also, customer usage of water and recycled water is affected by weather conditions, particularly during the summer. Our water systems generally experience higher demand in the summer due to the warmer temperatures and increased usage by customers for irrigation and other outdoor uses. However, summer weather that is cooler or wetter than average generally suppresses customer water demand and can have a downward effect on our operating revenue and operating income. Conversely, when weather conditions are extremely dry, our business may be affected by government-issued drought-

related warnings and/or water usage restrictions that would artificially lower customer demand and reduce our operating revenue.
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
Access to and Quality of Water Supply
In many areas of Arizona (including certain areas that we service), water supplies are limited and, in some cases, current usage rates exceed sustainable levels for certain water resources. We currently rely predominantly on the pumping of groundwater and the generation and delivery of recycled water for non-potable uses to meet future demands in our service areas. At present, groundwater (and recycled water derived from groundwater) is the primary water supply available to us. In addition, regulatory restrictions on the use of groundwater and the development of groundwater wells, lack of available water rights, drought, overuse of local or regional sources of water, protection of threatened species or habitats, or other factors, including climate change, may limit the availability of ground or surface water. Additionally, in the majority of the Phoenix Active Management Area, the ADWR has paused the issuance of new certificates of assured water supply based on groundwater and paused modifications of any designations of assured water supply for the increase in groundwater. Approximately 1.76% of the Company’s water connections are located within the Phoenix Active Management Area. We believe that we have an adequate supply of water to service our current demand and growth for the foreseeable future in our service areas. For additional information and risks associated with the access to and quality of water supply, see “Risk Factors,” included in Part I, Item 1A of this report.
Rate Regulation Updates
In December 2024, the ACC approved a policy statement allowing for Formula Rate Plans (“Formula Rates”) in future rate cases. Formula Rates generally enable utilities to adjust their rates on a semi-regular basis–often annually–based on a pre-approved formula related to specific cost inputs. The Company believes that Formula Rates benefit both customers and utilities by allowing for smaller, more predictable changes in rates for customers as well as minimizing the “regulatory lag” by allowing utilities to recover (or pass back to customers) costs more promptly and invest in infrastructure more efficiently. Utilities with approved Formula Rates will be required to have a full rate case before the ACC at least every five years, unless an alternative schedule is established.
The Company is evaluating the impact of the Formula Rates policy on its future general rate cases with the ACC. Like all of its rate case proceedings, there can be no assurance that the ACC will approve the Company’s requests for Formula Rates (if any) during the proceedings, and the ACC could take other actions as a result of a rate case or Formula Rate proposal. Further, it is possible that the ACC may determine to decrease future rates.
In February 2025, the Company notified the ACC of its intention to file a rate case for its GW-Santa Cruz and GW-Palo Verde utilities in 2025. The GW-Santa Cruz and GW-Palo Verde rate case will be based on a test year ending December 31, 2024 with updates for changes in post-test year plant. The Company is in the process of preparing for the rate case and intends to request a net increase to its annual revenue requirement of $6.5 million, to be implemented with the first phase beginning in May 2026 and the second phase in January 2027.
For a full summary of the Company’s active rates for each of its regulated utilities, refer to “Business – Regulation – Arizona Regulatory Agencies – Rate Regulation” included in Part I, Item 1 of this report. For a summary of the Company’s current regulatory activity, refer to Note 3 – “Regulatory Matters” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.

Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023
The Company is not organized around a specific product or service, geographic region, or regulatory environment. Refer to Note 18 — “Business Segment Information” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional segment information.
Financial and operational data for the Company years ended December 31, 2024 and 2023 is summarized in the following table (in thousands, except for share amounts):

	Year Ended		Favorable (Unfavorable)
	December 31,		2024 vs. 2023
	2024	2023	$	%
Revenue	$52,692	$53,028	$(336)	(0.6)%
Operating expenses	43,328	40,742	(2,586)	(6.3)%
Operating income	9,364	12,286	(2,922)	(23.8)%
Total other expense	(1,502)	(1,432)	(70)	(4.9)%
Income before income taxes	7,862	10,854	(2,992)	(27.6)%
Income tax expense	(2,073)	(2,872)	799	27.8%
Net income	$5,789	$7,982	$(2,193)	(27.5)%

Basic earnings per common share	$0.24	$0.33	$(0.09)	(27.3)%
Diluted earnings per common share	$0.24	$0.33	$(0.09)	(27.3)%
Revenue – Operating revenue is substantially derived from contracts with customers to provide regulated water, wastewater, and recycled water service based upon tariff rates approved by the ACC. Regulated service revenue consists of amounts billed to customers based on approved fixed monthly fees and consumption based fees, as well as unbilled revenue, which is estimated revenue from the last meter reading date to the end of the accounting period utilizing historical customer data recorded. Unregulated revenue represents revenue that is not subject to the ratemaking process of the ACC. Unregulated revenue is primarily related to the revenue recognized on a portion of ICFA funds received. Refer to Note 4 — “Revenue Recognition” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information pertaining to how we earn and recognize revenue.

The following table summarizes revenue for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended		Favorable (Unfavorable)
	December 31,		2024 vs. 2023
	2024	2023	$	%
Water service
Basic charge	$13,668	$12,812	$856	6.7%
Consumption	11,660	11,410	250	2.2%
Other	736	638	98	15.4%
Total water service	26,064	24,860	1,204	4.8%
Wastewater and recycled water service
Basic	24,773	23,667	1,106	4.7%
Consumption	1,500	1,365	135	9.9%
Other	355	350	5	1.4%
Total wastewater and recycled water service	26,628	25,382	1,246	4.9%
Total regulated revenue	52,692	50,242	2,450	4.9%
Unregulated revenue	—	2,786	(2,786)	(100.0)%
Total revenue	$52,692	$53,028	$(336)	(0.6)%

Active water connections	35,799	34,370	1,429	4.2%
Active wastewater connections	28,721	27,421	1,300	4.7%
Total active connections	64,520	61,791	2,729	4.4%

Consumption (in million gallons)
Water service	4,155	4,024	131	3.3%
Recycled water	1,359	818	540	66.0%
The increase in regulated revenue for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily attributable to the organic growth in active water and wastewater connections, increased water and recycled water consumption and higher rates for GW-Saguaro, resulting from the GW-Saguaro general rate case, effective July 2024. The increased consumption was predominantly driven by the increase in active connections.
Unregulated revenue for the year ended December 31, 2023 was related to ICFA revenue, which did not recur in the current year.
Operating Expenses – The following table summarizes operating expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended		Favorable (Unfavorable)
	December 31,		2024 vs. 2023
	2024	2023	$	%
Personnel costs - operations and maintenance	$5,014	$4,411	$(603)	(13.7)%
Utilities, chemicals and repairs	3,927	3,767	(160)	(4.2)%
Other operations and maintenance expenses	4,785	4,491	(294)	(6.5)%
Total operations and maintenance expense	13,726	12,669	(1,057)	(8.3)%
Personnel costs - general and administrative	9,173	8,684	(489)	(5.6)%
Professional fees	1,687	2,018	331	16.4%
Other general and administrative expenses	6,022	5,934	(88)	(1.5)%
Total general and administrative expense	16,882	16,636	(246)	(1.5)%
Depreciation and amortization	12,720	11,437	(1,283)	(11.2)%
Total operating expenses	$43,328	$40,742	$(2,586)	(6.3)%

Operations and Maintenance – Operations and maintenance expenses primarily consist of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax.
The increase in personnel costs was primarily attributable to higher salary and wage costs of $0.3 million and increased medical costs of $0.3 million.
Higher utilities, chemicals and repairs were primarily the result of increased costs of power purchased to operate pumps and other related equipment.
The increase in other operations and maintenance expenses was primarily driven by higher phone, internet and IT services of $0.3 million.
General and Administrative – General and administrative expenses primarily consist of the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees.
Personnel costs included in general and administrative expenses increased as a result of higher salary and wages costs of $0.5 million, increased hiring and moving costs of $0.4 million and escalated medical costs of $0.1 million. Partially offsetting these personnel costs was a $0.2 million decrease in all other personnel costs and a $0.2 million decrease in deferred compensation. Refer to Note 15 — “Share-based Compensation” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.
The decrease in professional fees was primarily attributable to a $0.2 million decrease in acquisition related fees and a $0.2 million decrease in other legal fees, all of which was partially offset by a $0.1 million increase in audit and tax preparation fees.
Depreciation and amortization - The increase for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was substantially attributable to a 10.0% increase in depreciable fixed assets.
Other Expense – The increase in other expense was substantially attributable to a $0.3 million increase in interest expense, net of interest income, primarily due to the issuance of 6.91% Senior Secured Notes in January 2024 (the “6.91% Notes”), and losses on the disposal of assets resulting in $0.4 million of additional expense, which was partially offset by higher income associated with Buckeye growth premiums of $0.5 million that resulted from additional new meter connections in the area. Refer to Note 19 — “Other, Net” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information regarding the Buckeye growth premiums.
Income Tax Expense – The primary driver for the decrease in income tax expense was lower pre-tax income for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily as a result of ICFA revenue recognized in 2023 that did not recur in 2024 as well as higher operating expenses.
Liquidity and Capital Resources
The Company’s capital resources are primarily provided by internally generated cash flows from operations, debt and equity financing and certain government grants. External debt financing is provided primarily through the issuance of long-term debt or utilization of the Company’s $15.0 million Revolver. Additionally, its regulated utility subsidiaries receive advances and contributions from customers, home builders, and real estate developers to partially fund construction necessary to extend service to new areas.
Significant sources of funds from historical financing activity included:
Sales of Equity Securities
The Company has historically completed multiple equity raises through sales of its common stock in both public and private offerings, including the recent transaction below.
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
Refer to Note 9 - “Equity” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional details.

Private Placement Offering of 6.91% Senior Secured Notes
On October 26, 2023, the Company entered into a note purchase agreement for the issuance of an aggregate principal amount of $20 million of 6.91% Notes due on January 3, 2034. Pursuant to the terms of the note purchase agreement, the Company issued the notes on January 3, 2024.
Refer to Note 10 - “Debt” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional details.
WIFA Grant and Note
In December 2023, the Company’s GW-Farmers utility was awarded a $1.6 million grant from WIFA to replace manual read meters with advanced metering infrastructure smart meters. For the year ended December 31, 2024, the Company received $0.8 million in award disbursements under the WIFA grant.
In April 2024, the Company’s Global Water - Rincon Water Company, Inc. utility (now part of GW-Saguaro) entered into a loan agreement with WIFA for a 4.911% WIFA Note (the “WIFA Note”) in the aggregate principal amount of $2.4 million, maturing April 20244. The Company intends to use the proceeds from the WIFA Note to improve the utility’s infrastructure, including enhancements to the fluoride treatment system and other projects. A portion of the WIFA Note is forgivable, which the Company accounts for as CIAC. For the year ended December 31, 2024, the Company received approximately $2.1 million in disbursements under the WIFA Note.
Refer to Note 1 - “Description of Business, Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements” and Note 10 - “Debt” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional details on the WIFA grant and WIFA Note.
Revolver
The Company maintains a revolving credit facility with Northern Trust pursuant to a loan agreement entered into between the parties (as amended, the “Northern Trust Loan Agreement”). On July 1, 2024, the Company and Northern Trust entered into a fifth amendment to the Northern Trust Loan Agreement, which further amended the scheduled maturity date for the Revolver from July 1, 2025 to July 1, 2026. Pursuant to the Northern Trust Loan Agreement, the maximum principal amount available for borrowing under the Revolver is $15.0 million with amounts outstanding bearing interest, payable monthly, at a rate equal to the Secured Overnight Financing Rate (SOFR) plus 2.00%. As of December 31, 2024, the Company had no outstanding borrowings under the Revolver.
Refer to Note 10 - “Debt” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional details.
Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%. Series A Notes carry a principal balance of $28.8 million and bear an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028 (the “Series A Notes”). Series B carries a principal balance of $72.8 million and bear an interest rate of 4.58% over a 20-year term, with the principal payment due on June 15, 2036 (the “Series B Notes” and collectively with the Series A Notes and the 6.91% Notes, the “Senior Secured Notes”).
Refer to Note 10 - “Debt” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional details.
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
As of December 31, 2024, the Company has no notable near-term cash expenditures, other than the anticipated acquisition of seven isolated public water systems from the City of Tucson for a purchase price of $8.4 million and the principal payments for its Series B Notes in the amount of $1.9 million due in both June 2025 and December 2025. While specific facts and circumstances could change, the Company believes that with the cash on hand and the ability to draw on its $15.0 million Revolver, it will be able to generate sufficient cash flows to meet its operating cash flow requirements and capital maintenance needs, whilst remaining in compliance with its debt covenants for the next twelve months and beyond. In addition, the Company may choose to raise additional funds from time to time through equity or debt financing agreements, which may or may not be needed for additional working capital, capital expenditures and/or strategic acquisitions for 2025 and beyond. However, there are currently no commitments in place for future financing, and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our stockholders.
The Company maintains a monthly dividend program. On November 27, 2024, the Company announced a monthly dividend increase to $0.02533 per share ($0.30396 per share annually) from $0.02508 per share ($0.30096 per share annually). Although the Company expects that monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of the Company’s board of directors and is subject to legal requirements and debt service ratio covenant requirements.
Cash from Operating Activities
Cash flows provided by operating activities are used for operating needs and to meet capital expenditure requirements. The Company’s future cash flows from operating activities will be affected by economic utility regulation, growth in service connections, customer usage of water, compliance with environmental health and safety standards, production costs, weather, and seasonality.
For the year ended December 31, 2024, net cash provided by operating activities totaled $21.8 million compared to $25.4 million for the year ended December 31, 2023. The $3.6 million decrease in cash from operating activities was primarily driven by an increase other noncurrent liabilities for year ended December 31, 2024, as well as lower net income in the year ended December 31, 2024 compared to the year ended December 31, 2023.
Cash from Investing Activities
The net cash used in investing activities totaled approximately $32.5 million for the year ended December 31, 2024 compared to $28.6 million for the year ended December 31, 2023. The $3.9 million increase in cash used in investing activities was primarily driven by an increase in capital expenditures of $10.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, partially offset by the $6.2 million cash paid for the acquisition of GW-Farmers (net of cash acquired) in February 2023.
The Company continues to invest capital prudently in existing, core service areas where the Company is able to deploy the Total Water Management model as this includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. The projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors. As a result, the Company may adjust capital expenditures to correspond with any substantial changes in demand for new development in its service areas. Currently, the Company anticipates an elevated level of capital expenditures in 2025 relative to 2024.
Cash from Financing Activities
The net cash provided by financing activities totaled $17.1 million for the year ended December 31, 2024, an $16.7 million increase, as compared to the $0.4 million in cash provided by financing activities for the year ended December 31, 2023. This increase was primarily driven by the $20 million received from the senior secured notes issuance in January 2024 and $2.1 million borrowings under our 2024 WIFA loan in the third quarter of 2024, partially offset by $3.9 million of repayments on the Company’s revolving line of credit in the year ended December 31, 2024.
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
Debt Covenants
The Company’s Senior Secured Notes and Revolver (collectively, the “debt securities”) require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. The debt securities also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. Further, the foregoing covenants are subject to various qualifications and limitations as set forth in each of the debt securities’ respective agreements. The debt securities are subject to certain customary events of default after which they could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. As of December 31, 2024, the Company was in compliance with its financial debt covenants under the Senior Secured Notes and the Northern Trust Loan Agreement.
Contractual Obligations and Off-Balance Sheet Arrangements
In the course of normal business activities, the Company enters into a variety of contractual obligations and commitments. Some result in direct obligations on the Company’s balance sheet while others are firm commitments or commitments based on uncertainties and undetermined execution times. Refer to Note 17 — “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional details.
As of December 31, 2024 and 2023, the Company did not have any off-balance sheet arrangements.
Recent Accounting Pronouncements
A discussion of recently issued and recently issued but not yet adopted accounting pronouncements is included in Note 1 – “Description of Business, Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report and is incorporated herein by reference.
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
Accounting for Rate-Regulated Subsidiaries
ASC Topic 980, Regulated Operations (“ASC 980”) provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be billed and collected. As the Company’s subsidiaries are businesses regulated by the ACC, the Company is subject to ASC 980 for accounting for the effects of this regulation. Utility companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service.
When the Company’s regulated subsidiaries file rate cases, their capital assets, operating costs and other matters are subject to review. During review, the ACC could disallow recovery of certain costs, and the Company may be required to write off related regulatory assets that are not specifically recoverable. See Note 3 – “Regulatory Matters” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for more information regarding the Company’s rate proceedings. Management continually evaluates the anticipated recovery, settlement or refund of regulatory assets, liabilities, and revenue subject to refund and provides for allowances and/or reserves that it believes to be necessary. In the event that management’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset or liability will be adjusted to reflect the change in assessment or the impact of regulatory approval of rates.
In the event that regulation significantly changes the opportunity for the Company to recover its costs in the future, all or a portion of its regulated operations may no longer meet the criteria for the application of ASC 980. In such event, a write-down of all or a portion of the Company’s existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under GAAP for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If the Company were unable to continue to apply the provisions of ASC 980, it would be required to apply the provisions of ASC 980-20, Discontinuation of Rate-Regulated Accounting. In management’s opinion, the Company’s regulated subsidiaries will be subject to ASC 980 for the foreseeable future.
Income Taxes
Estimation of income taxes includes an evaluation of the recoverability of deferred tax assets based on an assessment of the Company’s ability to utilize the underlying future tax deductions against future taxable income before they expire. The Company’s assessment is based upon existing tax laws and estimates of future taxable income. If the assessment of the Company’s ability to utilize the underlying future tax deductions changes, the Company would be required to recognize fewer of the tax deductions as assets, which would increase the income tax expense in the period in which the determination is made. Additionally, an evaluation of the recoverability of deferred tax gains is based on an assessment of the Company’s ability to fully utilize the deferred tax gain before it expires. The Company’s assessment is based upon its ability to acquire qualifying properties. If the assessment of the Company’s ability to fully utilize the deferred tax gain changes, the Company would be required to recognize income tax expense in the period in which the deferred tax gain expires.
Acquisitions
Acquisitions are accounted for as a business combination under ASC Topic 805, Business Combinations and the purchase price is allocated to the acquired utility assets and liabilities based on the acquisition-date fair values. Fair values are determined in accordance with ASC Topic 820, Fair Value Measurement, which allows for the characteristics of the acquired assets and liabilities to be considered, particularly restrictions on the use of the asset and liabilities. Regulation is considered a restriction on the use of the assets and liabilities, as it relates to inclusion in rate base, and a fundamental input to measuring the fair value in a business combination. Substantially all of the Company’s operations are subject to the rate-setting authority of the ACC and are accounted for pursuant to accounting guidance for regulated operations under ASC 980. As such, the fair value of the acquired assets and liabilities subject to these rate-setting provisions approximates the pre-acquisition carrying values and does not reflect any net valuation adjustments. In some acquisitions, the Company is required to pay the seller an amount for each new account established in the service area, up to an agreed upon aggregate amount, referred to as a growth premium. The obligation period of the growth premium varies and is based on the purchase agreement. The Company accounts for the growth premium as additional consideration to the purchase, and the fair value of the growth premium liability is calculated using a discounted cash flow technique, which utilizes unobservable inputs developed by the Company using significant judgement in estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out and discount rate. While the Company uses the best available estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, such estimates are inherently uncertain and subject to refinement. Events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Any adjustments subsequent to the conclusion of the acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, will be recorded in the Company’s Consolidated Statements of Operations.
ITEM 7A.Qualitative and Quantitative Disclosures About Market Risk
Not applicable.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM [PCAOB ID: 34]
To the shareholders and the Board of Directors of Global Water Resources, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Global Water Resources, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements — Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company’s regulated utilities are subject to rate regulation by the Arizona Corporation Commission (the “ACC”). The ACC has jurisdiction with respect to the rates charged to water and wastewater service customers in Arizona. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economic effects of rate regulation has a pervasive effect on the financial statements.
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
March 5, 2025
We have served as the Company's auditor since 2003.

GLOBAL WATER RESOURCES, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
UTILITY PLANT:
Utility plant	$512,993	$465,688
Less accumulated depreciation	(153,614)	(142,367)
Net utility plant	359,379	323,321
CURRENT ASSETS:
Cash and cash equivalents	9,047	3,087
Accounts receivable, net of allowance for credit losses of $163 and $122, respectively	3,233	3,388
Unbilled revenue	3,109	2,755
Taxes, prepaid expenses and other current assets	4,080	2,494
Total current assets	19,469	11,724
OTHER ASSETS:
Goodwill	9,486	10,820
Intangible assets, net	8,427	8,841
Regulatory assets	4,032	2,898
Restricted cash	2,109	1,676
Right-of-use assets	2,157	1,741
Other noncurrent assets	78	74
Total other assets	26,289	26,050
TOTAL ASSETS	$405,137	$361,095
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common stock, $0.01 par value, 60,000,000 shares authorized; 24,570,994 and 24,492,918 shares issued as of December 31, 2024 and December 31, 2023, respectively.	$240	$240
Treasury stock, 344,978 and 317,677 shares at December 31, 2024 and December 31, 2023, respectively.	(2)	(2)
Additional paid-in capital	47,366	47,585
Retained earnings	—	797
Total shareholders’ equity	47,604	48,620
Long-term debt, net	118,518	101,341
Total Capitalization	166,122	149,961
CURRENT LIABILITIES:
Accounts payable	2,051	1,027
Customer and meter deposits	1,609	1,628
Long-term debt, current portion	3,926	3,880
Leases, current portion	871	553
Accrued expenses and other current liabilities	13,801	7,129
Total current liabilities	22,258	14,217
OTHER LIABILITIES:
Line of credit	—	2,315
Long-term lease liabilities	1,450	1,370
Deferred revenue - ICFA	21,517	19,656
Regulatory liabilities	5,386	6,076
Advances in aid of construction	126,467	111,529
Contributions in aid of construction, net	36,834	32,823
Deferred income tax liabilities, net	9,698	8,284
Other noncurrent liabilities	15,405	14,864
Total other liabilities	216,757	196,917
Commitments and contingencies (Refer to Note 17)
TOTAL CAPITALIZATION AND LIABILITIES	$405,137	$361,095
See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023
REVENUE:
Water service	$26,064	$24,860
Wastewater and recycled water service	26,628	25,382
Unregulated revenue	—	2,786
Total revenue	52,692	53,028

OPERATING EXPENSES:
Operations and maintenance	13,726	12,669
General and administrative	16,882	16,636
Depreciation and amortization	12,720	11,437
Total operating expenses	43,328	40,742
OPERATING INCOME	9,364	12,286

OTHER INCOME (EXPENSE):
Interest income	946	52
Interest expense	(6,098)	(4,882)
Other, net	3,650	3,398
Total other expense	(1,502)	(1,432)

INCOME BEFORE INCOME TAXES	7,862	10,854
INCOME TAX EXPENSE	(2,073)	(2,872)
NET INCOME	$5,789	$7,982

Basic earnings per common share	$0.24	$0.33
Diluted earnings per common share	$0.24	$0.33
Dividends declared per common share	$0.30	$0.30

Weighted average number of common shares used in the determination of:
Basic	24,204,706	24,044,950
Diluted	24,303,340	24,129,542
 See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share and per share amounts)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
BALANCE - December 31, 2022	24,095,139	$239	(224,093)	$(2)	$44,157	$—	$44,394
Dividend declared $0.30 per share	—	—	—	—	—	(7,185)	(7,185)
Issuance of common stock	230,000	1	—	—	2,727	—	2,728
Stock option exercise	167,779	—	(93,584)	—	239	—	239
Stock compensation	—	—	—	—	462	—	462
Net income	—	—	—	—	—	7,982	7,982
BALANCE - December 31, 2023	24,492,918	240	(317,677)	(2)	47,585	797	48,620
Dividend declared $0.30 per share	—	—	—	—	(712)	(6,586)	(7,298)
Stock option exercise	5,277	—	(4,405)	—	198	—	198
Stock compensation	72,799	—	(22,896)	—	295	—	295
Net income	—	—	—	—	—	5,789	5,789
BALANCE - December 31, 2024	24,570,994	$240	(344,978)	$(2)	$47,366	$—	$47,604
See accompanying notes to the consolidated financial statements

GLOBAL WATER RESOURCES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$5,789	$7,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,720	11,437
Share-based compensation	1,029	1,325
Deferred income tax expense	1,473	2,394
(Gain) loss on disposal of fixed assets	309	(63)
Right of use amortization	384	324
Other adjustments	(767)	112
Changes in assets and liabilities
Accounts receivable and other current assets	(1,986)	(994)
Accounts payable and other current liabilities	(915)	(635)
Other noncurrent assets	565	312
Other noncurrent liabilities	3,184	3,199
Net cash provided by operating activities	21,785	25,393
Cash Flows from Investing Activities:
Capital expenditures	(32,324)	(22,312)
Cash paid for acquisitions, net of cash acquired	(150)	(6,246)
Other cash flows from investing activities	(4)	(40)
Net cash used in investing activities	(32,478)	(28,598)
Cash Flows from Financing Activities:
Dividends paid	(7,298)	(7,185)
Advances and contributions in aid of construction	10,627	1,510
Refunds of advances for construction	(1,355)	(1,171)
Payments for taxes related to net shares settlement of equity awards	(265)	(373)
Principal payments under finance lease	(273)	(525)
Repayments of notes payable	(3,923)	(3,833)
Line of credit borrowings	—	2,315
Line of credit repayments	(2,315)	—
Loan borrowings	22,357	260
Debt issuance costs paid	(418)	—
Proceeds from sale of stock	—	2,748
Other contributions	—	6,700
Other financing activities	(51)	(40)
Net cash provided by financing activities	17,086	406
Increase (Decrease) in cash, cash equivalents, and restricted cash	6,393	(2,799)
Cash, cash equivalents, and restricted cash — Beginning of period	4,763	7,562
Cash, cash equivalents, and restricted cash — End of period	$11,156	$4,763
 See accompanying notes to the consolidated financial statements
Supplemental disclosure of cash flow information:

	Year ended December 31,
	2024	2023
Cash and cash equivalents	$9,047	$3,087
Restricted cash	2,109	1,676
Total cash, cash equivalents, and restricted cash	$11,156	$4,763

GLOBAL WATER RESOURCES, INC.
Notes to the Consolidated Financial Statements
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS
Description of Business
GWRI is a water resource management company that owns, operates, and manages thirty-two water, wastewater, and recycled water systems in strategically located communities, principally in metropolitan Phoenix and Tucson, Arizona. Serving more than 111,000 people in approximately 36,000 homes within the Company’s 409 square miles of ACC-designated service areas as of December 31, 2024, the Company provides water and wastewater utility service under the regulatory authority of the ACC. Approximately 89.6% of the active service connections are customers of the Company’s GW-Santa Cruz and GW-Palo Verde utilities, which are located within a single service area.
Basis of Presentation and Principles of Consolidation
The Company’s consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.
The Company prepares its financial statements in accordance with the rules and regulations of the SEC. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.
Certain amounts from prior periods have been reclassified to conform to the current year presentation. The reclassification had no impact on the Company’s s results of operation, financial position or cash flows.
Significant Accounting Policies
Regulatory Assets and Liabilities
Rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and it is probable that such rates can be billed and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are later recognized in income as the related amounts are included in customer rates and recovered from or refunded to customers.
The Company’s regulated utilities and certain other balances are subject to regulation by the ACC and are therefore subject to ASC Topic 980, Regulated Operations (“ASC 980”).
The Company continually evaluates whether or not our operations are within the scope of ASC 980 and rate regulations. As part of that analysis, the Company evaluates probability of recovery for its regulatory assets. In management’s opinion, the Company’s regulated subsidiaries will be subject to regulatory accounting for the foreseeable future.
Regulatory assets are amortized over the future periods that the costs are expected to be recovered. Final determination of whether a regulatory asset can be recovered is decided by the ACC in regulatory proceedings. If the Company determines that a portion of the regulatory assets is not recoverable in customer rates, the Company would be required to recognize the loss of the assets disallowed.
If costs expected to be incurred in the future are currently being recovered through rates, the Company records those expected future costs as regulatory liabilities. For further discussion of regulatory assets and liabilities, see Note 3 – “Regulatory Matters.”
Utility Plant
Utility plant is stated at cost less accumulated depreciation provided on a straight-line basis (See Note 6 – “Utility Plant”).
Depreciation rates for asset classes of utility plant are established by the ACC. The cost of additions, including betterments and replacements of units of utility fixed assets are charged to utility plant. When units of utility property are replaced, renewed, or retired, their disposal costs, less salvage proceeds, is charged to accumulated depreciation.

Depreciation of utility plant is computed based on the estimated useful lives as follows:

Useful Lives
Equipment	3 to 30 years
Office buildings and other structures	30 years
Transmission and distribution plant	10 to 50 years
In addition to third party costs, direct personnel costs and indirect construction overhead costs may be capitalized. AFUDC incurred during the construction period is also capitalized as a component of the cost of the constructed assets, which represents the cost of debt and equity associated with construction activity. Expenditures for maintenance and repairs are charged to expense.
Revenue Recognition—Water Service
Water service revenue is recorded when service is rendered or water is delivered to customers. However, in addition to the monthly basic service charge, the determination and billing of water sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each reporting period, amounts of water delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is recorded.
Water connection fees are the fees associated with the application process to set up a customer to receive utility service on an existing water meter. These fees are approved by the ACC through the regulatory process and are set based on the costs incurred to establish service including the application process, billing setup, initial meter reading, and service transfer. Because the amounts charged for water connection fees are set by the ACC and not negotiated in conjunction with the pricing of ongoing water service, the connection fees represent the culmination of a separate earnings process and are recognized when the service is provided. For both the years ended December 31, 2024 and 2023, the Company recognized $0.3 million in connection fees.
Meter installation fees are the fees charged to developers or builders associated with installing new water meters. Certain fees for meters are regulated by the ACC and are refundable to the end customer over a period of time. Refundable meter installation fees are recorded as an AIAC liability upon receipt.
Revenue Recognition—Wastewater and Recycled Water Service
Wastewater and recycled water service revenue is generally recognized when service is rendered. Wastewater service is billed at a fixed monthly amount per connection, and recycled water service is billed monthly based on volumetric fees.
Revenue Recognition—Unregulated Revenue
Unregulated revenue represent revenue that is not subject to the ratemaking process of the ACC. Unregulated revenue is limited to revenue resulting from certain ICFAs. Refer to Note 4 – “Revenue Recognition - Unregulated Revenue” for additional information.
Allowance for Credit Losses
Provisions are made for doubtful accounts due to the inherent uncertainty around the collectability of accounts receivable. The allowance for credit losses is recorded as bad debt expense and is classified as general and administrative expense. The allowance for credit losses is determined considering the age of the receivable balance, type of customer (e.g., residential or commercial), payment history, as well as specific identification of any known or expected collectability issues (see Note 4 – “Revenue Recognition - Accounts Receivable and Allowance for Credit Losses”).
ICFAs
ICFAs are agreements with developers and homebuilders where the Company, which owns the operating utilities, provides service to plan, coordinate and finance the water and wastewater infrastructure that would otherwise be required to be performed or subcontracted by the developer or homebuilder. Service provided within these agreements include coordination of construction service for water and wastewater treatment facilities as well as financing, arranging and coordinating the provision of utility service. In return, the developers and homebuilders pay the Company an agreed-upon amount per dwelling unit for the land legally described in the agreement or a portion thereof. Under ICFA agreements, the Company has a contractual obligation to ensure physical capacity exists through its regulated utilities for the provision of water and wastewater utility service to the land when needed. This obligation persists regardless of connection growth.
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
Payments for ICFAs are usually received in advance. The ACC requires a HUF tariff to be established for all ICFAs that come due and are paid to the Company, which is a set amount per equivalent dwelling unit determined by the ACC based on the utility and meter size. As payments are received, 70% of the payment must be recorded as a HUF liability until the HUF liability is fully funded, with the remaining amount initially recorded to deferred revenue until earned. The Company is responsible for assuring that the full HUF tariff, which is the set amount determined by the rate decision, is funded in the HUF liability, even if it results in recording less than 30% of the overall ICFA funds as deferred revenue. ICFA revenue is recognized when the Company completes the performance obligations under the agreement. The ACC prohibits the Company from entering into any new ICFAs.
The Company accounts for the portion of ICFA funds allocated to the HUF liability as a CIAC once the associated utility plant is placed in service. However, in accordance with the ACC directives, the CIAC is not deducted from rate base until the HUF funds are expended for utility plant. Such funds are restricted and segregated in a separate bank account and used for plant. For facilities required under a HUF or ICFA, the utilities must first use the HUF moneys received, after which, it may use debt or equity financing for the remainder of construction.
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
Restricted Cash
Restricted cash represents cash deposited relating to HUF tariffs, to be used towards future infrastructure costs, as well as funds set aside to settle asset retirement obligations. The following table summarizes the restricted cash balance as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
HUF funds	$870	$822
Certificates of deposit	1,239	854
	$2,109	$1,676
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s valuation allowance totaled zero as of December 31, 2024 and 2023 (see Note 14 – “Income Taxes”).

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
Goodwill
Goodwill represents the excess purchase price over the fair value of net tangible and identifiable intangible assets acquired through acquisitions. Goodwill is not amortized, it is instead tested for impairment annually, or more often if circumstances indicate a possible impairment may exist. As required, the Company evaluates goodwill for impairment annually, and do so as of November 1 of each year, and at an interim date if indications of impairment exist. When testing goodwill for impairment, the Company may assess qualitative factors, including macroeconomic conditions, industry and market considerations, overall financial performance, and entity specific events to determine whether it is more likely than not that the fair value of an operating and reportable segment is less than its carrying amount. The Company utilizes internally developed discounted future cash flow models, third-party appraisals, or broker valuations to determine the fair value of the reporting unit. Under the discounted cash flow approach, the Company utilizes various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates. The estimated future cash flows are based on historical data, internal estimates, and external sources. The estimated fair value is then compared to the carrying value. If the carrying value is in excess of the fair value, an impairment charge is recorded to asset impairments within the Company’s consolidated statement of operations in the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of goodwill. Refer to Note 8 — “Goodwill and Intangible Assets” for additional information about goodwill.
Intangible Assets
Intangible assets not subject to amortization consist of certain permits expected to be renewable indefinitely, water rights, and certain service areas acquired in transactions which did not meet the definition of business combinations for accounting purposes, and are considered to have indefinite lives. Intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more often if certain circumstances indicate a possible impairment may exist. Amortized intangible assets consist primarily of acquired ICFA and Sonoran contract rights. Refer to Note 3 – “Regulatory Matters” for additional information about ICFAs.
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
Debt Issuance Costs
In connection with the issuance of certain of the Company’s long-term debt, the Company has incurred legal and other costs that are believed to be directly attributable to realizing the proceeds of the debt issued. These costs are netted against long-term debt and amortized as interest expense using the effective interest method over the term of the respective debt. Amortization of debt issuance costs and discounts were less than $0.1 million for both the years ended December 31, 2024 and 2023.
AIAC and CIAC
The Company has various agreements with developers, whereby funds, water line extensions, or wastewater line extensions are provided to the Company by the developers and are considered refundable AIAC. These AIAC are non-interest-bearing and are subject to refund to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility service constructed under the agreement over a specified period (generally 22 years). The refundable AIAC have a carrying value of $127.9 million and $111.5 million as of December 31, 2024 and 2023, respectively. Upon the expiration of the agreements’ refunding period, the remaining balance of the AIAC becomes nonrefundable and at that time is considered CIAC. Additionally, the Company accounts for its HUF tariffs as a CIAC once the associated utility plant is placed in service. Non-cash transfers from HUF to CIAC were $3.9 million for the year ended December 31, 2024. CIAC are amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, utility plant funded by AIAC or CIAC are excluded from rate base. There was no AIAC balance transferred to CIAC for the years ended December 31, 2024 or December 31, 2023.
Fair Value of Financial Instruments
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
The carrying values of cash equivalents, accounts receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. See Note 10 – “Debt” for information as to the fair value of long-term debt. Portions of these non-interest-bearing instruments are payable annually through 2048 and amounts not paid by the contract expiration dates become nonrefundable. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases. However, the fair value of these amounts would be less than their carrying value due to the non-interest-bearing feature.
Business Combinations
Business combinations are accounted for as a business combination under ASC Topic 805, Business Combinations, and the purchase price is allocated to the acquired utility assets and liabilities based on the acquisition-date fair values. Fair values are determined in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”), which allows for the characteristics of the acquired assets and liabilities to be considered, particularly restrictions on the use of the asset and liabilities. Regulation is considered both a restriction on the use of the assets and liabilities, as it relates to inclusion in rate base, and a fundamental input to measuring the fair value in a business combination. Substantially all the Company’s operations are subject to the rate-setting authority of the ACC and are accounted for pursuant to accounting guidance for regulated operations. The rate-setting and cost recovery provisions currently in place for the Company’s regulated operations provide revenue derived from costs, including a return on investment of assets and liabilities included in rate base. As such, the fair value of the Company’s assets and liabilities subject to these rate-setting provisions approximates the pre-acquisition carrying values and does not reflect any net valuation adjustments.
Governmental Funding & Assistance
Occasionally, the Company participates in various U.S. federal, state and local programs under which governmental funding is received to offset certain specified costs of the Company associated with water conservation efforts, the provision of utility service or facilities in designated locations (such as unserved or underserved rural areas), and the replacement and upgrading of outdated equipment with advanced metering infrastructure. In certain instances, our receipt of awarded governmental funds may be conditioned on the Company meeting specified progress and inspection milestones during construction of associated utility infrastructure projects. Certain programs are subject to audits of compliance with program commitments and, subject to the outcomes of those assessments, the Company may be required to reimburse the government entity for cash previously received, or, in some cases, pay a penalty. The Company evaluates each program and establishes a liability under the principles of ASC 450 if it is probable support payments will be recaptured or a penalty will be imposed.
In April 2024, the Company’s Global Water - Rincon Water Company, Inc. utility (now part of GW-Saguaro) entered into a loan agreement with WIFA to improve the utility’s infrastructure, including enhancements to the fluoride treatment system and other projects. A portion of the loan is forgivable, which the Company accounts for as CIAC. Refer to Note 10 - “Debt,” for additional information.
In December 2023, the Company’s GW-Farmers utility was awarded a $1.6 million grant from WIFA to replace manual read meters with advanced metering infrastructure smart meters. Disbursement of the award occurs through one or more reimbursement requests submitted by the Company for costs incurred and activities performed between July 6, 2022 and June 30. 2026. Award payments are accounted for as CIAC. For the year ended December 31, 2024, the Company received $0.9 million in award disbursements. The Company received no award disbursements in 2023.

Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impacts this amendment will have on its income tax disclosures and intends to adopt the pronouncement for its Annual Report on Form 10-K for the year ending December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This pronouncement requires disaggregated disclosure of income statement expenses for public business entities. In January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-30): Clarifying the Effective Date, which clarified the effective date of this standard. This standard requires disclosure in tabular format of disaggregation of relevant expense captions presented on the income statement by certain natural expense categories with certain related qualitative disclosures within the notes to the financial statements. The ASU does not change the expense captions an entity presents on the income statement. The standard is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impacts this amendment will have on its required disclosures.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures that expands disclosures of significant segment expenses and includes new disclosures for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this pronouncement and the related disclosures for the year ended December 31, 2024 and revised its segment reporting disclosures in Note 18 — “Business Segment Information” on a retrospective basis.
2. ACQUISITIONS
Asset Purchase Agreement with City of Tucson
Effective April 25, 2024, GW-Ocotillo, a wholly owned subsidiary of the Company, entered into an asset purchase agreement with the City of Tucson, pursuant to which GW-Ocotillo agreed to acquire seven isolated public water systems from the City of Tucson serving approximately 2,200 water service connections in an all-cash transaction for a purchase price of $8.4 million. The isolated public water systems are located in and around Pima County. The Company expects to complete the acquisition in the first half of 2025, subject to customary closing conditions. The estimated rate base of the seven water systems is approximately $7.8 million.
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
Under the terms of the purchase agreement, the Company is obligated to pay the seller a growth premium equal to $1,000 for each new account established in the service area, up to a total aggregate growth premium of $3.5 million. The obligation period of the growth premium commences on the closing date of the acquisition and ends (i) ten years after the first new account for residential purposes is established on land that is, at the time of the closing date of the acquisition, undeveloped or unplatted and owned by the seller within the service area or (ii) ten years after the date of closing if a new account (as described above) has not been established. The assumptions and estimates used in determining the contingent consideration related to the growth premium are consistent with previous acquisitions. As of December 31, 2024, the remaining liability was $1.2 million.

The purchase price allocation of the net assets acquired in the transaction is as follows as of the acquisition date (in thousands):

Net assets acquired:
Cash	$28
Accounts receivable	72
Utility plant (excluding CWIP)	10,386
CWIP	126
Prepaids	8
Intangibles(1)	7
Other taxes	(35)
Other accrued liabilities	(55)
Developer deposits	(22)
AIAC	(1,481)
CIAC	(7,322)
Total net assets assumed	1,712
Goodwill	5,863
Total purchase price	$7,575
(1) Intangibles consist of franchise contract rights and organization costs. Refer to Note 8 — “Goodwill and Intangible Assets” for additional information regarding the intangibles.
The goodwill reflects the value paid primarily for the long-term potential for connection growth as a result of the Company’s increased scale and diversity, opportunities for synergies, and an improved risk profile.
3. REGULATORY MATTERS
Regulatory Assets and Liabilities
The Company’s regulatory assets and liabilities consist of the following (in thousands):

	Recovery Period	December 31, 2024	December 31, 2023
Regulatory Assets
Acquisition premiums	25 or 50 years	$2,589	$1,269
Income taxes recoverable through future rates	Various	1,326	1,404
Other regulatory assets	Various	117	225
Total regulatory assets		$4,032	$2,898

Regulatory Liabilities
Income taxes payable through future rates		$468	$488
Acquired ICFAs		4,243	4,896
Depreciation adjustment		675	692
Total regulatory liabilities		$5,386	$6,076
Acquisition Premiums
In Decision No. 79383 (June 20, 2024), the ACC authorized acquisition premiums for the following entities: GW- Francesca Water Company, Inc., GW- Las Quintas Serenas Water Company, Inc., GW- Lyn Lee Water Company, Inc., GW-Mirabell Water Company, Inc., GW-Rincon Water Company, Inc., and GW- Tortolita Water Company, Inc.. These entities were consolidated to form GW-Saguaro. The acquisition premiums approved for GW-Saguaro totaled approximately $1.8 million at the time of the decision. Decision No. 79383 also approved a 50-year amortization period for recovery of the acquisition premiums beginning July 2024.
Decision No. 78644, issued on July 27, 2022, approved acquisition premiums related to the acquisitions of the Company’s GW-Turner utility as well as those of Global Water – Red Rock Water Company, Inc. (now part of GW-Santa Cruz and GW-Palo

Verde). Amortization began in 2022 as the acquisition premiums were included in customer rates as approved in the decision and will continue over a 25-year period. The acquisition premium balance relating to these utilities as of December 31, 2024 was approximately $0.7 million.
Income Taxes Recoverable/Payable Through Future Rates
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
Acquired ICFAs
The ICFA regulatory liability, established in compliance with a 2014 settlement agreement with the ACC, relates to the offset of intangible assets related to ICFA contracts obtained in connection with the GW-Santa Cruz, GW-Palo Verde, and Sonoran acquisitions. When funds are received related to the acquired ICFA intangible asset, a portion of these funds reduce the acquired ICFA regulatory liability and partially offset the amortization expense recognition of the related intangible asset. The regulatory liability is classified as long term due to the long term nature of these arrangements and the uncertainty of the timing of receipt of funds to be received against the acquired ICFA intangible asset.
Depreciation
Decision No. 78644 approved an adjustment to update previously approved depreciation rates. The adjustment was incorporated into rates in accordance with the rate decision.
Recent ACC Rulings and Activity
2024 GW-Farmers Rate Case
On June 27, 2024, GW-Farmers filed a rate case application with the ACC for increased water rates based on a 2023 test year with updates for changes in post-test year plant through December 31, 2024. The application requests, among other things, a revenue increase of approximately $1.3 million phased-in over two steps and recovery of an acquisition premium related to the Farmers Water Co. acquisition. On January 10, 2025, GW-Farmers filed with the ACC a unanimous settlement agreement between GW-Farmers, RUCO and the Utilities Division Staff of the ACC. Among other elements, the unanimous settlement agreement calls for an increase in GW-Farmers’ annual revenue requirement of $1.1 million and a return on equity of 9.6%, with rates to be phased-in over three periods, starting with 50% of the increase effective on May 1, 2025, with subsequent 25% portions of the increase effective November 1, 2025 and May 1, 2026. In addition to the rate increase, the agreement proposes a deferral of the recovery of an acquisition premium of approximately $3 million related to the Company’s acquisition of GW-Farmers, to be recovered in a future rate case. The unanimous settlement agreement is under advisement with the ALJ, and the Company anticipates a decision in the first half of 2025.
Acquisition of Seven Systems from City of Tucson
In Decision No. 79679 on January 22, 2025, the ACC approved GW-Ocotillo’s Application for a CC&N to provide water service to seven isolated public water systems currently receiving service from the City of Tucson. The Company expects to complete the acquisition of the seven isolated public water systems from the City of Tucson in the first half of 2025, subject to customary closing conditions.
2025 GW-Santa Cruz and GW-Palo Verde Rate Case
In February 2025, the Company notified the ACC of its intention to file a rate case for its GW-Santa Cruz and GW-Palo Verde utilities in 2025. The GW-Santa Cruz and GW-Palo Verde rate case will be based on a test year ending December 31, 2024 with updates for changes in post-test year plant. The Company has begun stakeholder outreach for the rate case.
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
Decision No. 79383 - Issued June 20, 2024 - GW-Saguaro Rate Case
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
(ii) acquisition premiums relating to the Company’s acquisitions of its GW-Mirabell, GW-Lyn Lee, GW-Francesca, GW-Tortolita, GW - Rincon, and GW-Las Quintas utilities, each located in Pima County, which increase the rate base for such utilities and result in an increase in the annual collective revenue requirement;
(iii) the Company’s ability to annually adjust rates to flow through certain changes in tax expense, primarily related to income taxes, without the necessity of a rate case proceeding;
(iv) a sustainable water surcharge, which will allow semiannual surcharges to be added to customer bills based on verified costs of new water resources;
(v) a capital structure matching the Company’s previous rate case of 55% equity with a 9.6% return on equity; and
(vi) a depreciation expense accounting deferral for GW - Rincon (now part of GW-Saguaro).
4. REVENUE RECOGNITION
Regulated Revenue
Operating revenue is substantially derived from contracts with customers to provide regulated water, wastewater, and recycled water service based upon tariff rates approved by the ACC. The Company’s customers are the recipients of its utility service, and the tariff rates represent a contract with those customers, both of which meet their respective definitions under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) and create enforceable rights and obligations. Regulated service revenue consists of amounts billed to customers based on approved fixed monthly fees and consumption based fees, as well as unbilled revenue, which is estimated revenue from the last meter reading date to the end of the accounting period utilizing historical customer data recorded. The measurement of sales to customers is generally based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, the Company estimates consumption since the date of the last meter reading and a corresponding unbilled revenue is recognized. The unbilled revenue estimate is based upon the number of unbilled days that month and the average daily customer billing rate from the previous month (which fluctuates based upon customer usage). The Company applies the invoice practical expedient and recognizes revenue from contracts with customers in the amount for which the Company has a right to invoice. The Company has the right to invoice for the volume of consumption, service charge, and other authorized charges.

The Company satisfies its performance obligation to provide water, wastewater, and recycled water service over time as service is rendered. Regulated water and wastewater service may be terminated by the customers at will, and, as a result, no separate financing component is recognized for the Company’s collections from customers, which generally require payment within 15 days of billing. The Company applies judgment, based principally on historical payment experience, in estimating its customers’ ability to pay.
Total revenue does not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales taxes.
Unregulated Revenue
Unregulated revenue represents revenue that is not subject to the ratemaking process of the ACC and is primarily related to the revenue recognized on a portion of ICFA funds received. Under the terms of ASC 606, each ICFA is a contract, and the counterparty (typically a developer or homebuilder) to the ICFA is the Company’s customer. Revenue is recognized when (1) the Company has planned, coordinated, and financed the infrastructure as specified in the ICFA contract; (2) the Company has sufficient capacity in place within the infrastructure to provide water/wastewater services to the developer, and (3) based on the totality of the circumstances regarding the entitlement and development of the land, it is more likely than not that the landowner will move forward with construction of residential, commercial, or industrial development within the next twenty-four months.

	December 31, 2023 Balance	Payments Allocated to Deferred Revenue	Revenue Recognized	December 31, 2024 Balance
Deferred Revenue - ICFA	$19,656	$1,861	$—	$21,517

	December 31, 2022 Balance	Payments Allocated to Deferred Revenue	Revenue Recognized	December 31, 2023 Balance
Deferred Revenue - ICFA	$20,974	$1,468	$(2,786)	$19,656

Disaggregated Revenue
For the years ended December 31, 2024 and 2023, disaggregated revenue from contracts with customers by major source and customer class are as follows (in thousands):

	Years Ended December 31,
	2024	2023
REGULATED REVENUE
Water Service
Residential	$18,612	$17,541
Irrigation	3,332	3,483
Commercial	1,551	1,540
Multi-family	320	—
Construction	1,140	1,388
Other water revenue	1,109	908
Total water revenue	26,064	24,860
Wastewater and recycled water service
Residential	23,404	22,423
Commercial	1,195	1,243
Multi-family	174	—
Recycled water revenue	1,500	1,365
Other wastewater revenue	355	351
Total wastewater and recycled water revenue	26,628	25,382
TOTAL REGULATED REVENUE	52,692	50,242
UNREGULATED REVENUE
ICFA revenue	—	2,786
TOTAL UNREGULATED REVENUE	—	2,786
TOTAL REVENUE	$52,692	$53,028
Contract Balances
The Company’s contract assets and liabilities consist of the following (in thousands):

	December 31, 2024	December 31, 2023
CONTRACT ASSETS
Accounts receivable, net	$3,233	$3,388
Total contract assets	$3,233	$3,388
CONTRACT LIABILITIES
Deferred revenue - ICFA	$21,517	$19,656
Total contract liabilities	$21,517	$19,656
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

Accounts Receivable and Allowance for Credit Losses
Accounts receivable as of December 31, 2024 and 2023 consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Billed receivables	$3,396	$3,510
Less provision for credit losses	(163)	(122)
Accounts receivable, net	$3,233	$3,388
The following table summarizes the allowance for credit loss activity for the years ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Beginning of Period	$(122)	$(164)
Credit Loss Expense	(103)	(76)
Write Offs	90	124
Recoveries	(28)	(6)
End of Period	$(163)	$(122)
5. EARNINGS PER SHARE
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

	Years Ended December 31,
(In thousands)	2024	2023
Basic weighted average common shares outstanding	24,205	24,045
Effect of dilutive securities:
Option grants	78	75
Restricted stock awards	20	10
Total dilutive securities	98	85
Diluted weighted average common shares outstanding	24,303	24,130
Anti-dilutive shares excluded from earnings per diluted shares(1)	—	91
(1) Shares were excluded from the dilutive-effect calculation because the outstanding awards’ exercise prices were greater than the average market price of the Company’s common stock.
Refer to Note 15 – “Share-based Compensation” for additional information regarding the option and restricted stock grants.
6. UTILITY PLANT
Utility plant as of December 31, 2024 and 2023 consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Transmission and distribution plant	$321,075	$290,247
Equipment	67,917	60,536
Office buildings and other structures	67,313	64,084
Construction work-in-progress	54,388	48,147
Land	2,300	2,674
Total utility plant	$512,993	$465,688

Depreciation expense related to depreciable property was $12.0 million and $10.9 million for the years ended December 31, 2024 and 2023, respectively.
7. TAXES, PREPAID EXPENSES AND OTHER CURRENT ASSETS
Taxes, prepaid expenses and other current assets as of December 31, 2024 and 2023 consist of the following (in thousands):

	December 31, 2024	December 31, 2023
ICFA receivable	$1,871	$—
Buckeye growth premiums receivable	738	807
Prepaid expense	648	782
Prepaid insurance	533	454
Other current assets	290	451
Taxes, prepaid expenses and other current assets	$4,080	$2,494
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill is related to historical acquisitions. As of December 31, 2024, there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to the acquisitions.
As a result of Decision No. 79383 issued by the ACC on June 20, 2024, the Company reclassified $1.3 million of goodwill to regulatory assets for certain impacted utilities to establish the approved $1.8 million of acquisition premiums net of the $0.5 million that was previously recorded for Global Water - Rincon Water Company, Inc (now part of GW-Saguaro). Refer to Note 3 – “Regulatory Matters” for additional information.
As of December 31, 2024 and 2023, the goodwill balance consisted of the following (in thousands):

	2024	2023
Beginning balance	$10,820	$4,957
Acquisition activity	—	5,863
Adjustments	(1,334)	—
Ending balance	$9,486	$10,820

Intangible Assets
As of December 31, 2024 and 2023, intangible assets consisted of the following (in thousands):

	December 31, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
INDEFINITE LIVED INTANGIBLE ASSETS:
CP Water Certificate of Convenience & Necessity service area	$1,532	$—	$1,532	$1,532	$—	$1,532
Franchise contract rights	657	—	657	139	—	139
Other Intangible Assets	176	—	176	176	—	176
Total indefinite lived intangible assets	2,365	—	2,365	1,847	—	1,847
DEFINITE LIVED INTANGIBLE ASSETS:
Acquired ICFAs	17,978	(17,037)	941	17,978	(16,105)	1,873
Sonoran contract rights	7,406	(2,285)	5,121	7,406	(2,285)	5,121
Total definite lived intangible assets	25,384	(19,322)	6,062	25,384	(18,390)	6,994
Total intangible assets	$27,749	$(19,322)	$8,427	$27,231	$(18,390)	$8,841
A CC&N is a permit issued by the ACC allowing a public service corporation to serve a specified area, and preventing other public service corporations from offering the same water and wastewater service within the specified area. The CP Water CC&N intangible asset was acquired through the acquisition of CP Water in 2006. This CC&N permit has no outstanding conditions that would require renewal.
Franchise contract rights relate to the 2018 acquisition of Global Water Red Rock Water Company, Inc. (now part of GW-Saguaro) and the 2023 acquisition of GW-Farmers. Franchise contract rights are agreements with Pima and Pinal counties for GW-Saguaro and Pima county and the Town of Sahuarita for GW-Farmers that allow the Company to place infrastructure in public right-of-way and permits expected to be renewable indefinitely. The organizational costs represent fees paid to federal or state governments for the privilege of incorporation and expenditures incident to organizing the corporation and preparing it to conduct business.
Acquired ICFAs and Sonoran contract rights relate to acquired rights under certain ICFAs through the 2004 acquisition of GW-Santa Cruz and GW-Palo Verde and the 2005 acquisition of Sonoran assets, respectively, which are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, the Company cannot reliably estimate when the remaining intangible assets’ amortization will be recorded. There was $0.9 million and $1.4 million of amortization recorded for these balances during the years ended December 31, 2024 and 2023, respectively.
9. EQUITY
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

10. DEBT
The outstanding balances and maturity dates for short-term (including the current portion of long-term debt) and long-term debt as of December 31, 2024 and December 31, 2023 are as follows (in thousands):

	December 31, 2024		December 31, 2023
	Short-term	Long-term	Short-term	Long-term
NOTES PAYABLE
4.38% Senior Secured Notes, Series A, maturing June 2028 (“Series A Notes”)	$—	28,750	$—	$28,750
4.58% Senior Secured Notes, Series B, maturing June 2036 (“Series B Notes”)	3,833	69,000	3,833	72,833
6.91% Senior Secured Notes, maturing January 2034 (“6.91% Notes”)	—	20,000	—	—
4.911% WIFA Note, maturing April 2044 (“4.911% WIFA Note”)	42	1,398	—	—
	3,875	119,148	3,833	101,583
OTHER
Debt issuance costs	—	(764)	—	(426)
Loan Payable	51	134	47	184
Total debt	$3,926	$118,518	$3,880	$101,341
Debt is measured at fair value on a recurring basis as of December 31, 2024 and 2023 as follows (in thousands):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Long-term debt(1)	—	118,702	—	118,702	—	100,746	—	100,746
(1)The fair value of debt was estimated based on interest rates considered available for instruments of similar terms and remaining maturities.
WIFA Note
On April 30, 2024, the Company’s Global Water - Rincon Water Company, Inc. utility (now part of GW-Saguaro) entered into a loan agreement with WIFA for the 4.911% WIFA Note with a principal amount of $2.4 million to improve the utility’s infrastructure, of which $0.7 million is forgivable. The 4.911% WIFA Note is due on April 1, 2044 and bears an interest rate of 4.911%. Funding occurs through one or more draw requests submitted by the Company and the subsequent disbursement of principal by WIFA. As of December 31, 2024, the Company has received approximately $2.1 million in disbursements under this agreement.
Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%. The Series A Notes carry a principal balance of $28.8 million and bear an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. The Series B Notes carry a principal balance of $72.8 million and bear an interest rate of 4.58% over a 20-year term, with the principal payment due on June 15, 2036. The Series B Notes were interest only for the first five years, with $1.9 million principal payments paid semiannually in June and December thereafter beginning December 2021.
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

Revolver
The Company maintains a revolving credit facility with The Northern Trust Company, an Illinois banking corporation (“Northern Trust”), pursuant to a loan agreement entered into between the parties (as amended, the “Northern Trust Loan Agreement”). This Revolver, which may be used to refinance existing indebtedness, to acquire assets to use in and/or expand the Company’s business, and for general corporate purposes, has been amended as recently as July 1, 2024 to, among other things, extend the scheduled maturity date to July 1, 2026. Pursuant to the Northern Trust Loan Agreement, the maximum principal amount available for borrowing under the Revolver is $15.0 million with amounts outstanding bearing interest, payable monthly, at a rate equal to the Secured Overnight Financing Rate (SOFR) plus 2.00%. Additionally, the Company pays a quarterly facility fee equal to 0.35% of the average daily unused amount of the Revolver.
As of December 31, 2024, the Company had no outstanding borrowings under the Revolver. As of December 31, 2023, the outstanding borrowings on the Revolver were approximately $2.3 million. There were less than $0.1 million of unamortized debt issuance costs as of both December 31, 2024 and 2023.
Debt Covenants
The Company’s Senior Secured Notes and Revolver (collectively, the “debt securities”) are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. The debt securities also have certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments; engage in certain affiliate transactions; and change the nature of the business.
The Company’s Senior Secured Notes and Revolver (collectively, the “debt securities”) require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. The debt securities also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. Further, the foregoing covenants are subject to various qualifications and limitations as set forth in each of the debt securities’ respective agreements. The debt securities are subject to certain customary events of default after which they could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. As of December 31, 2024, the Company was in compliance with its financial debt covenants under the Senior Secured Notes and the Northern Trust Loan Agreement.
At December 31, 2024, the remaining aggregate annual maturities of debt obligations are as follows (in thousands):

Debt
2025	$3,930
2026	3,936
2027	3,942
2028	32,657
2029	3,889
Thereafter	74,854
Subtotal	123,208
Less: amount representing unamortized discount and debt issuance costs	764
Total	$122,444

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of December 31, 2024 and 2023 consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued project liabilities	$5,858	$858
Other taxes	1,648	1,438
AIAC refunds, current portion	1,431	—
Interest	1,180	480
Accrued payroll	991	767
Dividend payable	614	606
Customer prepayments	556	883
Accrued license fees	353	343
Liability for share-based compensation arrangements	190	239
Other accrued liabilities	980	1,515
Total accrued expenses	$13,801	$7,129
12. LEASES
The Company measures the lease liability at the present value of future lease payments, excluding variable payments based on usage or performance, and calculates the present value using implicit rates. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
For the years ended December 31, 2024, the Company entered into twenty new vehicle finance leases with 48-month terms and an aggregate total of approximate $0.8 million, all of which include a purchase option, and one new office lease with a 129-month term that is classified as an operating lease.
For the year ended December 31, 2023, the Company entered into five new vehicle finance leases with 48-month terms and an aggregate total of approximately $0.2 million, all of which include a purchase option, and one new office equipment lease with a 60-month term for approximately $21,000.
Rent expense arising from operating leases totaled approximately $403,000 and $394,000 for the years ended December 31, 2024 and 2023, respectively.
The ROU assets recorded represents the Company’s right to use an underlying asset for the lease term and ROU lease liability represents the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments.
ROU assets at December 31, 2024 and 2023 consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Finance leases	$1,141	$561
Operating leases	1,016	1,180
Total	$2,157	$1,741
Lease liabilities at December 31, 2024 and 2023 consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Finance leases	$1,136	$623
Operating leases	1,185	1,300
Total	$2,321	$1,923

Lease costs for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023
Finance lease cost
Amortization of right-of-use assets	$198	$84
Interest on lease liabilities	44	19
Total finance lease cost	242	103
Operating leases	377	374
Total lease cost	$619	$477
On the consolidated statements of operations, amortization of right-of-use assets is included in Depreciation and amortization, interest on finance lease liabilities is included in Interest expense and operating leases are included in both Operations and maintenance and General and administrative expenses, depending on the primary use of the leased asset.
Other pertinent information related to leases was as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (years)
Finance leases	3.1	3.2
Operating leases	3.1	5.1
Weighted average discount rate
Finance leases	4.5%	5.7%
Operating leases	4.0%	3.5%
At December 31, 2024, the maturity analysis of lease liabilities is as follows (in thousands):

	Finance Lease Obligations	Operating Lease Obligations
2025	$424	$238
2026	378	552
2027	282	217
2028	143	49
2029	—	46
Thereafter	—	131
Subtotal	1,227	1,233
Less:
Amount representing interest	91	48
Total	$1,136	$1,185

13. FAIR VALUE
Fair Value of Financial Instruments
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
HUF funds - restricted cash	$870	$—	$—	$870	$822	$—	$—	$822
Certificates of deposit - restricted	1,239	—	—	1,239	—	854	—	854
Demand deposit	—	—	—	—	1	—	—	1
Total	$2,109	$—	$—	$2,109	$823	$854	$—	$1,677
Liabilities:
Contingent consideration	$—	$—	$1,942	$1,942	$—	$—	$2,113	$2,113
Total	$—	$—	$1,942	$1,942	$—	$—	$2,113	$2,113
HUF Funds - restricted cash and Certificates of deposit - restricted are presented on the Restricted cash line item of the Company’s consolidated balance sheets and are valued at amortized cost, which approximates fair value.
As part of the Global Water - Red Rock Water Company, Inc. (now part of GW-Saguaro) acquisition, the Company is required to pay to the seller a growth premium equal to $750 (not in thousands) for each new account established within specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date, or twenty years from the acquisition date. The fair value of the contingent consideration was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company’s estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate. The estimated fair value of the remaining liability was $0.7 million and $0.8 million as of December 31, 2024 and 2023, respectively.
In addition, as part of the GW-Farmers acquisition, the Company is required to pay the seller a growth premium equal to $1,000 (not in thousands) for each new account established in the service area, up to a total aggregate growth premium of $3.5 million. The obligation period of the growth premium commences on the closing date of the acquisition and ends (i) ten years after the first new account for residential purposes is established on land that is, at the time of the closing date of the acquisition, undeveloped or unplatted and owned by the seller within the service area or (ii) ten years after the date of closing if a new account (as previously described) has not been established. The fair value of the contingent consideration was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company’s estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate. The estimated fair value of the remaining liability was $1.2 million and $1.3 million as of December 31, 2024 and 2023, respectively.
Contingent consideration is included within Other noncurrent liabilities on the consolidated balance sheets. Refer to Note 17 — “Commitments and Contingencies” for additional information about contingent consideration.
14. INCOME TAXES
Judgment and the use of estimates are required in developing the provision for income taxes and reporting of tax-related assets and liabilities. The interpretation of tax laws and associated regulations involves uncertainty as taxing authorities may interpret the laws differently.

Income Tax Expense
The components of income tax expense for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Current income tax expense
Federal	$460	$478
State	140	—
Total current	600	478
Deferred income tax expense
Federal	1,294	1,965
State	179	429
Total deferred	1,473	2,394
Income tax expense	$2,073	$2,872
Statutory Rate Reconciliation
The following table represents a reconciliation of income tax expense at the statutory federal income tax rate to the actual income tax expense from continuing operations:

	Years Ended December 31,
	2024		2023
Book income before taxes	$7,862		$10,854
Computed federal tax expense (benefit) at statutory rate	1,651	21.0%	2,274	21.0%
State income taxes - net of federal tax benefit	318	4.0%	429	4.0%
Tax regulatory asset amortization	37	0.5%	37	0.3%
Installment interest	26	0.3%	39	0.4%
Equity compensation	25	0.3%	98	0.9%
Other differences	16	0.3%	(5)	(0.1)%
Income tax expense	$2,073	26.4%	$2,872	26.5%

Components of Net Deferred Income Tax Liability
The following table summarizes the Company’s temporary differences between book and tax accounting that give rise to the deferred tax assets and deferred tax liabilities, as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets
Net operating loss carry forwards	$—	$1,451
Balterra intangible asset acquisition	224	224
Deferred gain on ICFA funds received	5,352	4,889
AIAC	4,248	4,046
Other	1,353	1,286
Total deferred tax assets	11,177	11,896
Net deferred tax asset	11,177	11,896
Deferred tax liabilities
Regulatory liability	(214)	(228)
CP Water intangible asset acquisition	(381)	(381)
ICFA intangible asset	(452)	(522)
Utility plant	(17,983)	(17,398)
Gain on condemnation of Valencia	(184)	(201)
Other Liabilities	(1,661)	(1,450)
Total deferred tax liabilities	(20,875)	(20,180)
Net deferred tax liability	$(9,698)	$(8,284)
As of December 31, 2024, the Company has no remaining net operating loss carry forwards and no uncertain tax positions.
15. SHARE-BASED COMPENSATION
2017 stock option grant
In August 2017, GWRI’s board of directors granted stock options to acquire 465,000 shares of GWRI’s common stock to employees throughout the Company. The options were granted with an exercise price of $9.40, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on August 10, 2017. The options are fully vested and expire 10 years from the grant date. As of August 2021, these options were fully expensed. As of December 31, 2024, 125,750 options have been exercised and 70,425 options have been forfeited with 268,825 options outstanding.
2019 stock option grant
In August 2019, GWRI’s board of directors granted stock options to acquire 250,000 shares of GWRI’s common stock to employees throughout the Company. The options were granted with an exercise price of $11.26, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on August 13, 2019. The options are fully vested and expire 10 years from the grant date. As of August 2023, these options were fully expensed. Stock-based compensation expense of $92,000 was recorded for the year ended December 31, 2023. As of December 31, 2024, 55,994 options have been exercised and 63,770 options have been forfeited with 130,236 options outstanding.

A summary of stock option activity is as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at December 31, 2023	426	$10.10	4.4	$1,270.1
Granted	—
Exercised	—
Forfeited	(27)	11.18
Cancelled	—
Options Outstanding at December 31, 2024	399	10.01	3.6	595.8
Options Vested at December 31, 2024	399	$10.01	3.6	$595.8
Phantom stock units and Restricted stock units
Restricted stock units (“RSUs”) are granted in the first quarter based on the prior year’s performance and vest over a three-year period. The units vest ratably each month and the vested units are cash-settled quarterly based on the closing price of the Company’s common stock for the respective quarter. The following table details total units granted and outstanding as of December 31, 2024, along with the amounts paid to holders of the phantom stock units (“PSUs”) and/or RSUs for the years ended December 31, 2024 and 2023 (in thousands, except unit amounts):

			Years Ended December 31,
Grant Date	Units Granted	Units Outstanding	2024	2023
Q1 2020(1)	22,481	—	$—	$24
Q1 2021	27,403	—	—	106
Q1 2022	22,262	—	87	88
Q1 2023	30,366	9,481	117	86
Q1 2024	32,093	20,183	125	—
Total	134,605	29,664	$329	$304
(1)Pursuant to the Global Water Resources, Inc. 2020 Omnibus Incentive Plan, effective May 7, 2020, long-term incentive awards are no longer granted in the form of PSUs and are granted as RSUs instead.
The non-vested RSUs have a non-forfeitable right to dividend equivalents, with immaterial amounts paid in the years ended December 31, 2024 and 2023.
The following table is a summary of the RSU award transactions for the year ended December 31, 2024 (in shares, except per unit amounts):

	Restricted Stock Units	Weighted Average Award Date Fair Value per Unit ($)
Non-vested at December 31, 2023	32,847	$12.35
Granted	32,093	13.06
Forfeited	(901)	13.03
Vested	(34,375)	12.30
Non-vested at December 31, 2024	29,664	$12.33
As these are liability awards, fluctuations in the Company’s stock price can lead to similar fluctuations in cumulative compensation expense (i.e., increases in stock price lead to additional compensation expense and decreases in stock price lead to reductions in compensation expense) in a given period. Based on GWRI’s closing share price on December 31, 2024 (the last trading date of the year), deferred compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows (in thousands):

Restricted Stock Units
2025	$225
2026	116
Total	$341
Stock appreciation rights
Stock appreciation rights (“SARs”) were granted to certain members of management and are fully vested. The following table details the grant date, units granted, exercise price, outstanding units as of December 31, 2024 and amounts paid during the years ended December 31, 2024 and 2023 (in thousands, except unit and per unit amounts):

				Years Ended December 31,
Grant Date	Units Granted	Exercise Price	Units Outstanding	2024	2023
Q1 2015(1)	299,000	$4.26	—	$90	$399
Q3 2017(2)	103,000	$9.40	—	—	33
Q1 2018(3)	33,000	$8.99	8,250	—	—
Total	435,000		8,250	$90	$432
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
The following table details the compensation expense related to the grant and partial vesting of previously granted RSAs for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Compensation expense	$562	$972
The following table is a summary of the restricted stock award transactions for the year ended December 31, 2024 (in shares, except per unit amounts):

	Restricted Stock Awards	Weighted Average Award Date Fair Value per Unit ($)
Non-vested at December 31, 2023	98,350	$12.35
Granted	17,000	11.91
Forfeited	(5,468)	16.25
Vested	(59,047)	17.73
Non-vested at December 31, 2024	50,835	$14.04

Non-employee director awards
Non-employee director compensation is awarded on a quarterly basis, with one-half of the compensation awarded in the form of RSAs granted under the Global Water Resources, Inc. 2020 Omnibus Incentive Plan, effective May 7, 2020.
The following table details the non-employee director compensation expense related to the grant and vesting of RSAs for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Non-employee director compensation expense	$205	$—
The following table is a summary of the non-employee director restricted stock award transactions for the year ended December 31, 2024 (in shares, except per unit amounts):

	Restricted Stock Awards	Weighted Average Award Date Fair Value per Unit ($)
Non-vested at December 31, 2023	—	$—
Granted	14,076	12.27
Forfeited	—	—
Vested	(14,076)	12.27
Non-vested at December 31, 2024	—	$—
16. TRANSACTIONS WITH RELATED PARTIES
The Company provides medical benefits to employees through its participation in a pooled plan sponsored by an affiliate of a significant shareholder and director of the Company. Medical claims paid to the plan were approximately $1.6 million for the year ended December 31, 2024 and $1.0 million for the year ended December 31, 2023.
Additionally, one of the Company’s directors purchased an aggregate of 30,000 shares of common stock at the purchase price of a private placement offering in 2023. Refer to Note 9 — “Equity,” for additional information.
17. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has operating and finance leases for vehicles, office equipment, and office space. Refer to Note 12 – “Leases” for additional information.
On February 1, 2023, the Company acquired all of the equity of Farmers Water Co., an operator of a water utility with service area in Pima County, Arizona. Under the terms of the purchase agreement, the Company is obligated to pay the seller a growth premium for each new account established within the specified growth premium areas. As of December 31, 2024, the obligation period of the growth premium has not yet started. The estimated fair value of the remaining liability was $1.2 million and $1.3 million as of December 31, 2024 and 2023, respectively, and is included in Other noncurrent liabilities on the consolidated balance sheets. Refer to Note 2 — “Acquisitions” for additional information about the Farmers growth premium obligation.
As part of the Global Water -Red Rock Water Company, Inc. (now part of GW-Saguaro) acquisition, the Company is obligated to pay to the seller a growth premium for each new account established within specified growth premium areas. During the year ended December 31, 2024, the Company revised the fair value of the estimated liability of the contingent consideration based on modified building plans from the landowners in the growth premium areas, which resulted in a net $0.1 million gain on remeasurement, which is included in Other, net on the consolidated statements of operations for the years ended December 31, 2024. As of December 31, 2024, no meters have been installed and no accounts have been established in any of the specified growth premium areas. The carrying value of the remaining liability was $0.7 million and $0.8 million as of December 31, 2024 and 2023, respectively, and is included in Other noncurrent liabilities on the consolidated balance sheets.

Refer to Note 13 — “Fair Value” for additional information about contingent consideration.
The Company has previously received certain ICFA advances related to its CP Water utility, which the Company is obligated to repay in the form of specified future ICFA fee reductions when those ICFA fees are due. The liability was $0.9 million as of both December 31, 2024 and 2023 and is included in Accrued Expenses and Other Current Liabilities on the consolidated balance sheets.
The Company has certain contractual obligations requiring payments at specified periods. The obligations include AIAC refunds, long-term debt, lease obligations and The following table summarizes the Company’s contractual cash obligations as of December 31, 2024 (in thousands):

		Payments Due By Period
	Total	2025	2026	2027	2028	2029	Thereafter
AIAC refunds(1)	$127,898	$1,431	$1,431	$1,431	$1,431	$1,431	$120,743
Long term debt	123,208	3,930	3,936	3,942	32,657	3,889	74,854
Interest payments on long-term debt(2)	44,793	5,933	5,758	5,582	4,777	3,972	18,771
Finance leases(3)	1,227	424	378	282	143	—	—
Operating leases(4)	1,733	494	564	234	69	71	301
Total	$298,859	$12,212	$12,067	$11,471	$39,077	$9,363	$214,669
(1)The Company pays annual refunds on AIAC over a specific period of time based on operating revenue generated from developer-installed infrastructure. The refund amounts are considered an investment in infrastructure and eligible for inclusion in future rate base. The refund amounts and timing are dependent upon several variables, including new customer connections, customer consumption levels and future rate increases, which are difficult to accurately estimate. Portions of these refund amounts are payable annually over the next two decades, and amounts not paid by the contract expiration dates become nonrefundable and are transferred to CIAC.
(2)Interest on the long-term debt is based on the fixed rates of the Company’s Series A Notes, Series B Notes and 6.91% Senior Secured Notes.
(3)Finance lease payments are inclusive of interest payments totaling $0.1 million.
(4)Operating lease payments are inclusive of interest payments totaling less than $0.1 million.

The Company has entered into various purchase and service agreements whereby it is contractually obligated to make certain minimum payments in future periods. This includes purchase obligations for plant equipment, typically for water and wastewater treatment, with long lead times that require payments made over time.
Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect the Company’s financial position, results of operations, or cash flows.
18. BUSINESS SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluate regularly by the CODM in deciding how to allocate resources and in assessing operating performance. At December 31, 2024, the Company is organized and operated as one operating and reportable segment as the Company is not organized around specific products and services, geographic regions, or regulatory environments. Further, the Company currently operates in one geographic region within the State of Arizona, wherein each operating utility operates within the same regulatory environment. Operating revenue is substantially derived from contracts with customers to provide regulated water, wastewater, and recycled water service based upon tariff rates approved by the ACC. Refer to Note 4 — “Revenue Recognition” for additional information on the Company’s sources of revenue, and refer to the consolidated financial statements for measures of profit and loss, total assets, and capital expenditures of the Company.
The Company’s CODM is the Chief Executive Officer. While the Company reports revenue disaggregated by service type on the face of its consolidated financial statements, the Company does not manage the business based on any performance measure at the individual revenue stream level. The CODM uses consolidated financial information, as outlined below, to evaluate performance against budget and peers and to make all significant decisions regarding the allocation of the Company’s resources, and communicate results and performance to the Company’s board of directors.

The CODM regularly reviews the results of the Company based on GAAP net income as well as non-GAAP measures, EBITDA and Adjusted EBITDA. The Company defines EBITDA as net income before interest, income taxes, depreciation, and amortization and Adjusted EBITDA as EBITDA excluding the gain or loss related to (i) nonrecurring events; (ii) option expense related to awards made to management; (iii) restricted stock expense related to awards made to employees and the board of directors; (iv) disposal of assets; and (v) ICFA revenue recognition, as applicable. Management believes that EBITDA, and Adjusted EBITDA are useful supplemental measures of our operating performance and provide our investors meaningful measures of overall corporate performance. EBITDA is also presented because management believes that it is frequently used by investment analysts, investors, and other interested parties as a measure of financial performance. Adjusted EBITDA is also presented because management believes that it provides our investors an additional measure of our recurring core business. A reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Net Income	5,789	7,982
Income tax expense	2,073	2,872
Interest income	(946)	(52)
Interest expense	6,098	4,882
Depreciation and amortization	12,720	11,437
EBITDA	25,734	27,121
ICFA revenue	—	(2,786)
Management option expense	—	92
Loss (gain) on disposal of fixed assets	308	(63)
Restricted stock expense	767	972
Acquisition gain resulting from regulatory decision	(37)	—
Gain on adjustment of contingent consideration liability	(119)	—
EBITDA adjustments	919	(1,785)
Adjusted EBITDA	26,653	25,336
The CODM reviews the following significant expense categories:

	Years Ended December 31,
	2024	2023
Segment revenue	52,692	53,028
Segment expenses
Personnel costs - operations and maintenance	5,014	4,411
Utilities, chemicals and repairs	3,927	3,767
Other operations and maintenance expenses	4,785	4,491
Personnel costs - general and administrative	9,173	8,684
Professional fees	1,687	2,018
Other general and administrative expenses	6,022	5,934
Depreciation and amortization	12,720	11,437
Total operating expenses	43,328	40,742
Operating income	9,364	12,286

Other Income (Expense)
Buckeye growth premiums	2,916	2,424
Other segment income and expenses	(4,418)	(3,856)
Total other expense	(1,502)	(1,432)
Income tax expense	(2,073)	(2,872)
Net Income	5,789	7,982
Other operations and maintenance and other general and administrative expenses include contract services, business development, board compensation, rent, insurance and taxes other than income taxes. Other segment income expenses include interest income, interest expense, AFUDC, and gains and losses on disposal of assets.
The Company does not have any customers that contribute more than 10% to the Company’s revenue or revenue streams.

19. OTHER, NET
Other, net for the year ended December 31, 2024 and 2023 consists of the following (in thousands):

	Years Ended December 31,
	2024	2023
Buckeye growth premiums	$2,916	$2,424
Allowance for equity funds used during construction	892	981
Gain/(Loss) on Disposal of Assets	(309)	63
Other	151	(70)
Total Other, net	$3,650	$3,398
Stipulated Condemnation of the Operations and Assets of Valencia
The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. The Company received growth premiums of $2.9 million and $2.4 million for the years ended December 31, 2024 and 2023, respectively. An aggregate of $13.7 million in growth premiums have been received to date. The growth premiums are included in “Other, net” on the Company’s consolidated statements of operations.
20. SUPPLEMENTAL CASH FLOW INFORMATION
The following is supplemental cash flow information for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Supplemental cash flow information:
Cash paid for interest - net of amounts capitalized	$5,176	$4,686
Cash paid for income taxes	107	706
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$7,201	$1,747
Utility Plant constructed by developers and conveyed	10,829	16,031
Business acquisition through issuance of contingent consideration payable	—	1,330
Finance lease additions	818	240
Operating lease additions	136	18
Operating cash flows used for finance leases	44	19
Operating cash flows used for operating leases	264	241
Financing cash flows for finance leases	273	232

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
This report does not include an attestation report of our registered public accounting firm because, as a smaller reporting company and non-accelerated filer, our registered public accounting firm is not required to issue such an attestation report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.
ITEM 9C.Disclosures Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
ITEM 10.Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included under the following captions in our definitive proxy statement relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 (the “Proxy Statement”) and is incorporated herein by reference: “Proposal One: Election of Directors”, “Executive Officers”, “Other Matters—Delinquent Section 16(a) Reports”, “Other Matters—Code of Ethical Business Conduct”, “Corporate Governance—Board and Committee Information” and “Corporate Governance—Insider Trading Policy”.
ITEM 11.Executive Compensation
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
ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included under the following captions in our Proxy Statement and is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”.
ITEM 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included under the following captions in our Proxy Statement and is incorporated herein by reference: “Corporate Governance—Independence of Directors” and “Certain Relationships and Related Transactions”.
ITEM 14.Principal Accountant Fees and Services
The information required by this Item 14 will be included under the following captions in our Proxy Statement and is incorporated herein by reference: “Audit Matters—Independent Auditor’s Fees” and “Audit Matters—Policy on Audit and Risk Committee Pre-Approval of Audit and Permissible Non-Audit Services”.
PART IV
ITEM 15.Exhibits and Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedules.
Our consolidated financial statements are included in Part II, Item 8 of this report. All other schedules for which provision is made in the applicable accounting regulations of the SEC are included in the consolidated financial statements, including the notes thereto, or are inapplicable, and therefore have been omitted.
(b) Exhibit
See Exhibit Index.

Exhibit Index

Exhibit Number	Description of Exhibit	Method of Filing
2.1.1	Arrangement Agreement	Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
2.1.2	Plan of Arrangement	Incorporated by reference to Exhibit 2.1.2 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on April 13, 2016
3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016
3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on April 26, 2016
4.2	Form of 4.38% Senior Secured Notes, Series A due on June 15, 2028	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016
4.3	Form of 4.58% Senior Secured Notes, Series B due on December 15, 2036	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016
4.4	Form of 6.91% Senior Secured Notes due on January 3, 2034	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.
4.5	Description of Company’s securities	Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2020.
10.1	Settlement Agreement for Stipulated Condemnation with the City of Buckeye, Arizona, dated March 19, 2015	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.2	License Agreement with City of Maricopa, Arizona, dated November 9, 2006	Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.3	Employment Agreement with Ron Fleming, dated December 20, 2024*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2024
10.4	Employment Agreement with Michael J. Liebman, dated December 20, 2024*	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2024
10.5	Employment Agreement with Christopher D. Krygier, dated December 20, 2024*	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2024
10.6	Infrastructure Coordination Agreement with Pecan Valley Investments, LLC, dated January 28, 2004	Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.7	Infrastructure Coordination Agreement with JNAN, LLC, dated July 1, 2004	Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.8	Infrastructure Coordination and Finance Agreement with Dana B. Byron and Jamie Maccallum, dated July 21, 2006	Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.9	Infrastructure Coordination and Finance Agreement with The Orchard at Picacho, LLC, dated January 8, 2008	Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.10	Infrastructure Coordination, Finance and Option Agreement with Sierra Negra Ranch, LLC, dated July 10, 2006	Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.11	Infrastructure Coordination and Finance Agreement, dated December 20, 2007	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.12.1	GWR Global Water Resources Corp. Stock Option Plan*	Incorporated by reference to Exhibit 10.17.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.12.2	First Amendment to GWR Global Water Resources Corp. Stock Option Plan, dated September 12, 2012*	Incorporated by reference to Exhibit 10.17.2 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.12.3	Second Amendment to GWR Global Water Resources Corp. Stock Option Plan*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016
10.12.4	Third Amended to Global Water Resources, Inc. Stock Option Plan*	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2018
10.13.1	Global Water Resources, Inc. First Amended and Restated Stock Appreciation Rights Plan, dated March 23, 2015*	Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.13.2	Amendment to Global Water Resources, Inc. First Amended and Restated Stock Appreciation Rights Plan*	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016
10.14.1	Global Water Resources, Inc. Deferred Phantom Stock Unit Plan, dated January 1, 2011*	Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016

Exhibit Number	Description of Exhibit	Method of Filing
10.14.2	Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016
10.14.3	Second Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2017
10.14.4	Third Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2017
10.14.5	Fourth Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2018
10.15.1	Global Water Resources, Inc. Phantom Stock Unit Plan, dated May 1, 2015*	Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.15.2	Amendment to Global Water Resources, Inc. Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016
10.16.1	GWR Global Water Resources Corp. Deferred Phantom Stock Unit Plan, dated January 1, 2011*	Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.16.2	Amendment to GWR Global Water Resources Corp. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016
10.17	Amended and Restated Agreement, dated September 10, 2019, by and among certain wholly-owned subsidiaries of Global Water Resources, Inc. and Global Water Management, LLC	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2019
10.18.1	Note Purchase Agreement, dated as of May 20, 2016, by and among Global Water Resources, Inc. and certain Initial Purchasers	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2016
10.18.2	Amendment No. 1 to Note Purchase Agreement, dated December 19, 2017, by and among Global Water Resources, Inc. and the noteholders party thereto	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report Form 8-K filed with the SEC on December 22, 2017
10.18.3
Amendment No. 2 to Note Purchase Agreement dated May 20, 2016 and Amendment No. 1 to Security Agreements dated as of June 24, 2016, dated April 18, 2018, by and among Global Water Resources, Inc., Global Water, LLC, West Maricopa Combine, LLC, U.S. Bank, National Association, as collateral agent, and the noteholders party thereto
Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018
10.19	Guaranty Agreement, dated as of June 24, 2016, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016
10.20	Guaranty Agreement, dated as of June 24, 2016, by West Maricopa Combine, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016
10.21	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water Resources, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to the Exhibit 10.4 to Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016
10.22	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016
10.23	Pledge and Security Agreement, dated as of June 24, 2016, by and between West Maricopa Combine, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016
10.24	Standstill Agreement, dated March 19, 2021, by and among Global Water Resources, Inc., Levine Investments Limited Partnerships, William S. Levine, Jonathan L. Levine, and Andrew M. Cohn	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2021
10.25	Global Water Resources, Inc. 2018 Stock Option Plan*	Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 6, 2018
10.26.1	Global Water Resources, Inc. 2020 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020
10.26.2	First Amendment to the Global Water Resources, Inc. 2020 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2024
10.27.1	Loan Agreement, dated April 30, 2020, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020
10.27.2	Modification Agreement dated April 30, 2021, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021
10.27.3	Second Modification Agreement, dated July 26, 2022 by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on July 27, 2022
10.27.4	Third Modification Agreement, dated June 28, 2023, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2023

Exhibit Number	Description of Exhibit	Method of Filing
10.27.5	Fourth Modification Agreement, dated October 26, 2023, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2023
10.27.6	Fifth Modification Agreement, dated July 1, 2024, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2024
10.28	Guaranty Agreement, dated as of April 30, 2020, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020
10.29	Guaranty Agreement, dated as of April 30, 2020, by West Maricopa Combine, LLC	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020
10.30	Pledge and Security Agreement, dated as of April 30, 2020, by and between Global Water Resources, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020
10.31	Pledge and Security Agreement, dated as of April 30, 2020, by and between Global Water LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020
10.32	Pledge and Security Agreement, dated as of April 30, 2020, by and between West Maricopa Combine, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020
10.33	Restricted Stock Agreement with Ron L. Fleming, dated May 8, 2020*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2020
10.34	Restricted Stock Agreement with Michael J. Liebman, dated May 8, 2020*	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2020
10.35	Form of Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2020
10.36	Form of Restricted Stock Unit Award Agreement (general)	Filed herewith
10.37	Form of Restricted Stock Unit Award Agreement (executive)	Filed herewith
10.38	Guaranty Agreement, dated as of April 30, 2021, by Global Water Holdings, Inc.	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021
10.39	Pledge and Security Agreement, dated as of April 30, 2021, by and between Global Water Holdings, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021
10.40	Securities Purchase Agreement, dated June 8, 2023, by and between Global Water Resources, Inc. and the purchasers party thereto	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 12, 2023.
10.41	Note Purchase Agreement, dated October 26, 2023, by and between Global Water Resources, Inc. and Jackson National Life Insurance Company	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2023.
10.42
Amendment No. 2 to Security Agreements, dated October 26, 2023, between and among Global Water Resources, Inc., Global Water, LLC, West Maricopa Combine, LLC, Global Water Holdings, Inc., and U.S. Bank Trust Company, National Association, in its capacity as collateral agent
Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2023.
10.43	Guaranty Agreement, dated as of January 3, 2024, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.
10.44	Guaranty Agreement, dated as of January 3, 2024, by Global Water Holdings, Inc.	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.
10.45	Guaranty Agreement, dated as of January 3, 2024, by West Maricopa Combine, LLC	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.
10.46	Pledge and Security Agreement, dated as of January 3, 2024, by and between Global Water Resources, Inc. and U.S. Bank Trust Company, National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.
10.47	Pledge and Security Agreement, dated as of January 3, 2024, by and between Global Water, LLC and U.S. Bank Trust Company, National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.
10.48	Pledge and Security Agreement, dated as of January 3, 2024, by and between Global Water Holdings, Inc. And U.S. Bank Trust Company, National Association, as collateral agent	Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.
10.49	Pledge and Security Agreement, dated as of January 3, 2024, by and between West Maricopa Combine, LLC and U.S. Bank Trust Company, National Association, as collateral agent	Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.
10.50	Employment Agreement with Joanne Ellsworth, dated November 9, 2021*	Incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022.
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016
19	Insider Trading Policy	Filed herewith
21.1	Subsidiaries of Global Water Resources, Inc.	Filed herewith

Exhibit Number	Description of Exhibit	Method of Filing
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney	See signature page hereto
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith
97	Global Water Resources, Inc. Clawback Policy	Incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024
99.1	Arizona Corporation Commission Decision No. 74364	Incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
99.2	Arizona Corporation Commission Decision No. 78644	Incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

*	Management contract or compensatory plan or arrangement.
ITEM 16.Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Water Resources, Inc.

Date: March 5, 2025	By:	/s/ Ron L. Fleming
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

Signature	Title	Date

/s/ Ron L. Fleming	President, Chief Executive Officer, and Chairman of the Board	March 5, 2025
Ron L. Fleming	(Principal Executive Officer)

/s/ Michael J. Liebman	Chief Financial Officer and Corporate Secretary	March 5, 2025
Michael J. Liebman	(Principal Financial and Accounting Officer)

/s/ Jonathan L. Levine	Director	March 5, 2025
Jonathan L. Levine

/s/ Richard M. Alexander	Lead Independent Director	March 5, 2025
Richard M. Alexander

/s/ Andrew M. Cohn	Director	March 5, 2025
Andrew M. Cohn

/s/ Debra Coy	Director	March 5, 2025
Debra Coy

/s/ Brett Huckelbridge	Director	March 5, 2025
Brett Huckelbridge

/s/ David Rousseau	Director	March 5, 2025
David Rousseau