Form 10-Q
period 2025-03-31
Global Water Resources, Inc.
filed 2025-05-14
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 13, 2025, the registrant had 27,450,978 shares of common stock, $0.01 par value per share, outstanding.

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

The Company’s Utilities
GW-Santa Cruz	Global Water - Santa Cruz Water Company, Inc.
GW-Palo Verde	Global Water - Palo Verde Utilities Company, Inc.
GW-Farmers	Global Water - Farmers Water Company, Inc.
GW-Hassayampa	Global Water - Hassayampa Utilities Company, Inc.
GW-Belmont	Global Water - Belmont Water Company, Inc.
GW-Turner	Global Water - Turner Ranches Irrigation, Inc.
GW-Saguaro	Global Water - Saguaro District Water Company, Inc. (formerly Global Water - Las Quintas Serenas Water Company, Inc.)
GW-Ocotillo	Global Water - Ocotillo Water Company, Inc. (formerly Global Water - 2024 Acquisition A, Inc.)
Abbreviations and Other
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
ADWR	Arizona Department of Water Resources
AFUDC	Allowance for funds utilized during construction
AIAC	Advances in Aid of Construction
ALJ	Administrative Law Judge
ASU	Accounting Standards Update
CC&N	Certificate of Convenience & Necessity
CIAC	Contributions in Aid of Construction
CODM	Chief operating decision maker
Company (we, us, our, “GWRI”)	Global Water Resources, Inc.
CP Water	CP Water Company
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
HUF	Hook-up fee
ICFA	Infrastructure coordination and financing agreement
IT	Information technology
MCL	Maximum contaminant level
Northern Trust	The Northern Trust Company, an Illinois banking corporation
NPDWR	National Primary Drinking Water Regulations
PFAS	Per- and polyfluoroalkyl substances
Revolver	Revolving credit facility with Northern Trust
ROO	Recommended Opinion and Order
RSA	Restricted stock award
RSU	Restricted stock unit
RUCO	The Residential Utility Consumer Office, an office representing the interests of residential utility ratepayers
SEC	Securities and Exchange Commission
WIFA	Water Infrastructure Finance Authority of Arizona

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Utility Plant	$535,355	$512,993
Less accumulated depreciation	(157,110)	(153,614)
Net utility plant	378,245	359,379
Current Assets
Cash and cash equivalents	31,467	9,047
Accounts receivable, net of allowance for credit losses of $195 and $163, respectively	3,300	3,233
Unbilled revenue	3,206	3,109
Taxes, prepaid expenses and other current assets	1,919	4,080
Total current assets	39,892	19,469
Other Assets
Goodwill	6,527	9,486
Intangible assets, net	8,427	8,427
Regulatory assets	7,023	4,032
Restricted cash	1,708	2,109
Right-of-use assets	2,017	2,157
Other noncurrent assets	79	78
Total other assets	25,781	26,289
Total Assets	$443,918	$405,137
Capitalization and Liabilities
Capitalization
Common stock, $0.01 par value, 60,000,000 shares authorized; 27,796,899 and 24,570,994 shares issued, respectively	$272	$240
Treasury stock, 345,921 and 344,978 shares, respectively	(2)	(2)
Additional paid-in capital	76,946	47,366
Retained earnings	—	—
Total shareholders’ equity	77,216	47,604
Long-term debt, net	118,876	118,518
Total Capitalization	196,092	166,122
Current Liabilities
Accounts payable	3,823	2,051
Customer and meter deposits	1,633	1,609
Long-term debt, current portion	3,561	3,926
Leases, current portion	911	871
Accrued expenses and other current liabilities	15,796	13,801
Total current liabilities	25,724	22,258
Other Liabilities
Long-term lease liabilities	1,265	1,450
Deferred revenue - ICFA	21,559	21,517
Regulatory liabilities	5,372	5,386
Advances in aid of construction	131,790	126,467
Contributions in aid of construction, net	36,877	36,834
Deferred income tax liabilities, net	9,860	9,698
Other noncurrent liabilities	15,379	15,405
Total other liabilities	222,102	216,757
Commitments and contingencies (Refer to Note 16)
Total Capitalization and Liabilities	$443,918	$405,137
See accompanying notes to the condensed consolidated financial statements (unaudited)

GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue
Water service	$5,980	$5,226
Wastewater and recycled water service	6,477	6,384
Total revenue	12,457	11,610
Operating Expenses
Operations and maintenance	3,687	3,284
General and administrative	4,187	4,125
Depreciation and amortization	3,328	2,934
Total operating expenses	11,202	10,343
Operating Income	1,255	1,267
Other Income (Expense)
Interest income	99	238
Interest expense	(1,478)	(1,566)
Other, net	898	1,002
Total other expense	(481)	(326)
Income Before Income Taxes	774	941
Income Tax Expense	(183)	(250)
Net Income	$591	$691

Basic earnings per common share	$0.02	$0.03
Diluted earnings per common share	$0.02	$0.03
Dividends declared per common share	$0.08	$0.08

Weighted average number of common shares used in the determination of:
Basic	24,370,052	24,175,699
Diluted	24,434,283	24,295,067
 See accompanying notes to the condensed consolidated financial statements (unaudited)

GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)
(in thousands, except share and per share amounts)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of December 31, 2024	24,570,994	$240	(344,978)	$(2)	$47,366	$—	$47,604
Dividend declared $0.08 per share	—	—	—	—	(1,332)	(591)	(1,923)
Issuance of common stock, net	3,220,000	32	—	—	30,751	—	30,783
Share-based compensation	5,905	—	(943)	—	161	—	161
Net income	—	—	—	—	—	591	591
Balance as of March 31, 2025	27,796,899	$272	(345,921)	$(2)	$76,946	$—	$77,216

Balance as of December 31, 2023	24,492,918	$240	(317,677)	$(2)	$47,585	$797	$48,620
Dividend declared $0.08 per share	—	—	—	—	(1,128)	(691)	(1,819)
Share option exercise	5,277	—	(4,405)	—	198	—	198
Net income	—	—	—	—	—	691	691
Balance as of March 31, 2024	24,498,195	$240	(322,082)	$(2)	$46,655	$797	$47,690

See accompanying notes to the condensed consolidated financial statements (unaudited)

GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$591	$691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,328	2,934
Share-based compensation	174	275
Deferred income tax expense	183	252
Operating lease expense	108	90
Other adjustments	(224)	36
Changes in assets and liabilities
Accounts receivable and other current assets	1,967	714
Accounts payable and other current liabilities	1,405	1,380
Other noncurrent assets	(67)	(17)
Other noncurrent liabilities	12	1,713
Net cash provided by operating activities	7,477	8,068
Cash Flows from Investing Activities:
Capital expenditures	(15,216)	(5,761)
Other cash flows used in investing activities	—	(4)
Net cash used in investing activities	(15,216)	(5,765)
Cash Flows from Financing Activities:
Dividends paid	(1,841)	(1,819)
Advances and contributions in aid of construction	725	372
Line of credit repayments	—	(2,315)
Loan borrowings	—	20,000
Issuance of common stock, net of issuance costs	31,041	—
Financing costs of debt and equity transactions	(34)	(370)
Other financing activities	(133)	(62)
Net cash provided by financing activities	29,758	15,806
Increase in cash, cash equivalents, and restricted cash	22,019	18,109
Cash, cash equivalents, and restricted cash — Beginning of period	11,156	4,763
Cash, cash equivalents, and restricted cash — End of period	$33,175	$22,872
 See accompanying notes to the condensed consolidated financial statements (unaudited)
Supplemental disclosure of cash flow information:

	Three months ended March 31,
	2025	2024
Cash and cash equivalents	$31,467	$20,655
Restricted cash	1,708	2,217
Total cash, cash equivalents, and restricted cash	$33,175	$22,872

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
1. Description of Business, Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements
Basis of Presentation and Principles of Consolidation
The Company’s condensed consolidated financial statements (unaudited) and related disclosures as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the Company’s opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This pronouncement requires disaggregated disclosure of income statement expenses for public business entities. In January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of this standard. This standard requires disclosure in tabular format of disaggregation of relevant expense captions presented on the income statement by certain natural expense categories with certain related qualitative disclosures within the notes to the financial statements. The ASU does not change the expense captions an entity presents on the income statement. The standard is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impacts this amendment will have on its required disclosures.
2. Acquisitions
Asset Purchase Agreement with City of Tucson
Effective April 25, 2024, GW-Ocotillo, a wholly owned subsidiary of the Company, entered into an asset purchase agreement with the City of Tucson, pursuant to which GW-Ocotillo agreed to acquire seven isolated public water systems from the City of Tucson in an all-cash transaction for a purchase price of $8.4 million. The subject public water systems are located in and around unincorporated Pima County and serve approximately 2,200 water service connections. GW-Ocotillo’s application for a CC&N to provide water service to these water systems was approved by the ACC on January 22, 2025. The Company expects to complete the acquisition in mid-2025, subject to customary closing conditions. The estimated rate base of the seven water systems is approximately $7.8 million.

3. Regulatory Matters
Recent ACC Rulings and Activity
2024 GW-Farmers Rate Case
On June 27, 2024, GW-Farmers filed a rate case application with the ACC for increased water rates based on a 2023 test year, with updates for changes in post-test year plant through December 31, 2024. On January 10, 2025, GW-Farmers filed with the ACC a unanimous settlement agreement between GW-Farmers, RUCO and the Utilities Division Staff of the ACC, and on March 26, 2025, the ALJ issued a ROO, which recommended approval of the settlement agreement. On April 29, 2025, the ACC approved GW-Farmers’ rate case application in Decision No. 80695. Among other approvals, Decision No. 80695 approved an increase in GW-Farmers’ annual revenue requirement of $1.1 million and a return on equity of 9.6%, with increased rates to be phased-in over three periods, starting with 50% of the increase effective on May 1, 2025, and subsequent 25% portions of the increase effective November 1, 2025 and May 1, 2026. In addition to the rate increase, Decision No. 80695 also approved a deferral of the recovery of an acquisition premium of approximately $3 million related to the Company’s acquisition of GW-Farmers, which we recorded as of March 31, 2025. The Decision calls for the acquisition premium to be recovered in a future rate case, subject to the GW-Farmers utility being found viable by the ACC. Refer to Note 8 – “Goodwill” for additional information.
2025 GW-Santa Cruz and GW-Palo Verde Rate Case
On March 5, 2025, GW-Santa Cruz and GW-Palo Verde each filed a general rate case application with the ACC for water and wastewater rates, respectively. The GW-Santa Cruz and GW-Palo Verde rate case is based on a test year ending December 31, 2024, with updates for changes in post-test year plant. A procedural schedule has been set, with testimony and a hearing expected to commence in the fourth quarter of 2025.
Decision No. 79383 - Issued June 20, 2024 - GW-Saguaro Rate Case
On June 20, 2024, the ACC issued Decision No. 79383, which related to each of the rate case applications filed by seven of the Company’s regulated water utilities for increased water rates based on a 2022 test year. Decision No. 79383 approved, among other things, a collective annual revenue increase of approximately $351,000. The approved rates will be phased-in over five periods with the first increase effective July 1, 2024. The subsequent four increases will be effective on January 1 of each subsequent year. The majority of the revenue increase was phased in on January 1, 2025.

4. Revenue Recognition
Disaggregated Revenue
For the three months ended March 31, 2025 and 2024, disaggregated revenue from contracts with customers by major source and customer class are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Regulated revenue
Water Service
Residential	$4,388	$4,162
Irrigation	620	367
Commercial	383	328
Multi-family	81	57
Construction	327	153
Other water revenue	181	159
Total water revenue	5,980	5,226
Wastewater and recycled water service
Residential	5,868	5,834
Commercial	287	305
Multi-family	49	39
Recycled water revenue	193	121
Other wastewater revenue	80	85
Total wastewater and recycled water revenue	6,477	6,384
Total regulated revenue	12,457	11,610
Total revenue	$12,457	$11,610
Contract Balances
The Company’s contract assets and liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Contract assets
Accounts receivable, net	$3,300	$3,233
Total contract assets	$3,300	$3,233
Contract liabilities
Deferred revenue - ICFA	$21,559	$21,517
Total contract liabilities	$21,559	$21,517
Accounts Receivable and Allowance for Credit Losses
Accounts receivable as of March 31, 2025 and December 31, 2024 consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Billed receivables	$3,495	$3,396
Less provision for credit losses	(195)	(163)
Accounts receivable, net	$3,300	$3,233

The following table summarizes the allowance for credit loss activity as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Beginning of Period	$(163)	$(122)
Credit Loss Expense	(30)	(103)
Write Offs	1	90
Recoveries	(3)	(28)
End of Period	$(195)	$(163)
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

	December 31, 2024 Balance	Payments Allocated to Deferred Revenue	Revenue Recognized	March 31, 2025 Balance
Deferred Revenue - ICFA	$21,517	$42	$—	$21,559
5. Earnings Per Share
Basic EPS in each period of this report were calculated by dividing net income by the weighted-average number of shares during those periods. Diluted EPS includes additional weighted-average common stock equivalents (options and restricted stock awards), if dilutive. A reconciliation of the denominator used in basic and diluted EPS calculations is shown in the following table:

	Three Months Ended March 31,
(In thousands)	2025	2024
Basic weighted average common shares outstanding	24,370	24,176
Effect of dilutive securities:
Option grants	48	80
Restricted stock awards	16	39
Total dilutive securities	64	119
Diluted weighted average common shares outstanding	24,434	24,295
Anti-dilutive shares excluded from earnings per diluted shares	—	—
6. Utility Plant
Utility plant as of March 31, 2025 and December 31, 2024 consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Transmission and distribution plant	$326,067	$321,075
Equipment	70,081	67,917
Office buildings and other structures	68,339	67,313
Construction work-in-progress	68,557	54,388
Land	2,311	2,300
Total utility plant	$535,355	$512,993

Depreciation expense related to depreciable property was $3.2 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively.
7. Taxes, prepaid expenses and other current assets
Taxes, prepaid expenses and other current assets as of March 31, 2025 and December 31, 2024 consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expense	$736	$648
Buckeye growth premiums receivable	609	738
Prepaid insurance	323	533
Income tax receivable	149	149
ICFA receivable	—	1,871
Other current assets	102	141
Taxes, prepaid expenses and other current assets	$1,919	$4,080
8. Goodwill
The Company’s goodwill is related to historical acquisitions. As of March 31, 2025, there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to the acquisitions.
In March 2025, in connection with the 2024 GW-Farmers rate case, the Company reclassified approximately $3.0 million of goodwill to regulatory assets to establish an acquisition premium. Refer to Note 3 – “Regulatory Matters” for additional information.
9. Equity
Public Offering of Common Stock
On March 27, 2025, the Company completed a public offering of 3,220,000 shares of its common stock at a public offering price of $10.00 per share, which included 420,000 shares issued and sold to the underwriters following the exercise in full of their option to purchase additional shares of common stock. Certain existing stockholders, including certain directors and/or their affiliates, purchased an aggregate of 1,439,200 shares of common stock at the public offering price. The public offering resulted in approximately $32.2 million of gross proceeds or $30.8 million of net proceeds, after deducting underwriting discounts, commissions and offering expenses.
10. Debt
Revolver
The Company maintains a revolving credit facility with Northern Trust pursuant to a loan agreement entered into between the parties (as amended, the “Northern Trust Loan Agreement”). On April 14, 2025, the Company and Northern Trust entered into a sixth amendment to the Northern Trust Loan Agreement to, among other things, (i) extend the scheduled maturity date from July 1, 2026 to May 18, 2027 and (ii) increase the maximum principal amount available for borrowing under the Revolver from $15.0 million to $20.0 million. As of March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under the Revolver.

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of March 31, 2025 and December 31, 2024 consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued project liabilities	$6,960	$5,858
Interest	1,986	1,180
AIAC refunds, current portion	1,431	1,431
Other taxes	1,059	1,648
Accrued payroll	903	991
Dividend payable	695	614
Customer prepayments	553	556
Accrued professional fees	369	66
Accrued license fees	333	353
Accrued equity issuance costs	225	—
Other accrued liabilities	1,282	1,104
Total accrued expenses and other current liabilities	$15,796	$13,801
12. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
HUF Funds - restricted cash	$650	$—	$—	$650	$870	$—	$—	$870
Certificate of Deposit - Restricted	1,058	—	—	1,058	1,239	—	—	1,239
Total	$1,708	$—	$—	$1,708	$2,109	$—	$—	$2,109
Liabilities:
Contingent Consideration	—	—	1,864	1,864	—	—	1,942	1,942
Total	$—	$—	$1,864	$1,864	$—	$—	$1,942	$1,942
HUF Funds - restricted cash and Certificates of Deposit - Restricted are presented on the Restricted cash line item of the Company’s consolidated balance sheets (unaudited) and are valued at amortized cost, which approximates fair value.
Within the service area of its GW-Saguaro utility, the Company is required to pay a growth premium equal to $750 (not in thousands) for each new account established within specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date, or twenty years from the acquisition date. The fair value of the contingent consideration was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company’s estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate. The estimated fair value of the remaining liability was $0.7 million as of both March 31, 2025 and December 31, 2024.
In addition, as part of the GW-Farmers acquisition, the Company is required to pay the seller a growth premium equal to $1,000 (not in thousands) for each new account established in the service area, up to a maximum total aggregate growth premium of $3.5 million. The obligation period of the growth premium commences on the closing date of the acquisition and ends (i) ten years after the first new account for residential purposes is established on land that is, at the time of the closing date of the acquisition, undeveloped or unplatted and owned by the seller within the service area; or, (ii) ten years after the date of closing if a new account (as previously described) has not been established. The fair value of the contingent consideration was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company’s estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate. The estimated fair value of the remaining liability was $1.2 million as of both March 31, 2025 and December 31, 2024.
Contingent consideration is included within Other noncurrent liabilities on the consolidated balance sheets (unaudited). Refer to Note 16 — “Commitments and Contingencies” for additional information about contingent consideration.
The fair value of outstanding long-term debt is estimated based on interest rates considered available for instruments of similar terms and remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. The carrying amount and estimated fair values of these financial instruments were as follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	118,876	118,882	118,518	118,702
13. Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2025 and 2024 applied to year-to-date pretax income, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2025 and 2024 were 23.6% and 26.6%, respectively.
The decrease in the effective tax rate for the three months ended March 31, 2025 compared to the prior year period was primarily attributable to a decrease in pre-tax income in the current period.
14. Share-based Compensation
Share-based compensation to both employees and non-employees for the three months ended March 31, 2025 and 2024, respectively, were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Employee - RSA	$104	$198
Employee - RSU	73	85
Total employee share-based compensation	177	283
Non-employee - RSA	58	—
Non-employee - RSU	(60)	(9)
Total non-employee share-based compensation	(2)	(9)
Total share-based compensation	$175	$274
15. Transactions With Related Parties
The Company provides medical benefits to employees through its participation in a pooled plan sponsored by an affiliate of a significant shareholder and director of the Company. Medical claims paid to the plan were approximately $0.3 million for the three months ended March 31, 2025 and $0.2 million for the three months ended March 31, 2024.
Additionally, certain directors and/or their affiliates purchased an aggregate of 1,439,200 shares of common stock at the public offering price in the Company’s public offering of common stock in March 2025. Refer to Note 9 — “Equity,” for additional information.
16. Commitments and Contingencies
Commitments
On February 1, 2023, the Company acquired all of the equity of Farmers Water Co., an operator of a water utility with service area in Pima County, Arizona. Under the terms of the purchase agreement, the Company is obligated to pay the seller a growth premium for each new account established within the specified growth premium areas. As of March 31, 2025, the obligation period of the growth premium has not yet started. The estimated fair value of the remaining liability was $1.2 million as of both March 31, 2025 and December 31, 2024 and is included in “Other noncurrent liabilities” on the condensed consolidated balance sheets (unaudited).
Within the service area of its GW-Saguaro utility, the Company is required to pay a growth premium for each new account established within specified growth premium areas. As of March 31, 2025, no meters have been installed and no accounts have been established in any of the specified growth premium areas. The carrying value of the remaining liability was $0.7 million as of both March 31, 2025 and December 31, 2024, and is included in “Other noncurrent liabilities” on the condensed consolidated balance sheets (unaudited).
Refer to Note 12 — “Fair Value” for additional information about contingent consideration.
The Company has previously received certain ICFA advances related to its CP Water utility, which the Company is obligated to repay in the form of specified future ICFA fee reductions when those ICFA fees are due. The liability was $0.9 million as of both March 31, 2025 and December 31, 2024 and is included in “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets (unaudited).
Asset Retirement Obligations
The Company has recorded asset retirement obligations associated with various legal obligations including costs to remove and dispose of ADEQ specified materials located within some of the Company’s facilities. As of March 31, 2025 and December 31, 2024, the estimated liability was $1.0 million and $0.7 million, respectively, and is included in “Other noncurrent liabilities” on the condensed consolidated balance sheets (unaudited).
Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect the Company’s financial position, results of operations, or cash flows.
17. Business Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluate regularly by the CODM in deciding how to allocate resources and in assessing operating performance. At March 31, 2025, the Company is organized and operated as one operating and reportable segment as the Company is not organized around specific products and services, geographic regions, or regulatory environments. Further, the Company currently operates in one geographic region within the State of Arizona, wherein each operating utility operates within the same regulatory environment. Operating revenue is substantially derived from contracts with customers to provide regulated water, wastewater, and recycled water service based upon tariff rates approved by the ACC. Refer to Note 4 — “Revenue Recognition” for additional information on the Company’s sources of revenue, and refer to the condensed consolidated financial statements (unaudited) for measures of profit and loss, total assets, and capital expenditures of the Company.
The Company’s CODM is the Chief Executive Officer. While the Company reports revenue disaggregated by service type on the face of its condensed consolidated financial statements, the Company does not manage the business based on any performance measure at the individual revenue stream level. The CODM uses consolidated financial information, as outlined below, to evaluate performance against budget and peers and to make all significant decisions regarding the allocation of the Company’s resources, and communicate results and performance to the Company’s board of directors.

The CODM regularly reviews the results of the Company based on GAAP net income as well as non-GAAP measures, EBITDA and Adjusted EBITDA. The Company defines EBITDA as net income before interest, income taxes, depreciation, and amortization and Adjusted EBITDA as EBITDA excluding the gain or loss related to (i) nonrecurring events; (ii) restricted stock expense related to awards made to employees and the board of directors; and (iii) disposal of assets, as applicable. Management believes that EBITDA and Adjusted EBITDA are useful supplemental measures of our operating performance and provide our investors meaningful measures of overall corporate performance. EBITDA is also presented because management believes that it is frequently used by investment analysts, investors, and other interested parties as a measure of financial performance. Adjusted EBITDA is also presented because management believes that it provides our investors an additional measure of our recurring core business. A reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net Income	$591	$691
Income tax expense	183	250
Interest income	(99)	(238)
Interest expense	1,478	1,566
Depreciation and amortization	3,328	2,934
EBITDA	5,481	5,203
Loss on disposal of fixed assets	—	2
Restricted stock expense	162	198
EBITDA adjustments	162	200
Adjusted EBITDA	$5,643	$5,403
The CODM reviews the following significant expense categories:

	Three Months Ended March 31,
	2025	2024
Segment revenue	$12,457	$11,610
Segment expenses
Personnel costs - operations and maintenance	1,340	1,293
Utilities, chemicals and repairs	1,032	791
Other operations and maintenance expenses	1,315	1,200
Personnel costs - general and administrative	2,195	2,201
Professional fees	467	451
Other general and administrative expenses	1,525	1,473
Depreciation and amortization	3,328	2,934
Total operating expenses	11,202	10,343
Operating income	1,255	1,267
Other income (expense)
Buckeye growth premiums	618	777
Other segment income and expenses	(1,099)	(1,103)
Total other expense	(481)	(326)
Income tax expense	(183)	(250)
Net Income	$591	$691
Other operations and maintenance and other general and administrative expenses include contract services, business development, board compensation, rent, insurance and taxes other than income taxes. Other segment income expenses include interest income, interest expense, AFUDC, and gains and losses on disposal of assets.

18. Other, Net
Other, net for the three months ended March 31, 2025 and 2024 consists of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Buckeye growth premiums	$618	$777
Allowance for equity funds used during construction	279	207
Other	1	18
Total Other, net	$898	$1,002
19. Supplemental Cash Flow Information
The following is supplemental cash flow information for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow information:
Cash paid for interest - net of amounts capitalized	$612	$25
Cash paid for income taxes	100	—
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	9,114	95
Utility Plant constructed by developers and conveyed	4,838	821
Finance lease additions	7	38
Operating lease additions	47	—
Operating cash flows used for finance leases	15	9
Operating cash flows used for operating leases	102	62
Financing cash flows for finance leases	99	51
HUF transferred to CIAC	369	338
Asset retirement obligation additions	278	—

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of Global Water Resources, Inc.’s (the “Company”, “GWRI”, “we”, or “us”) financial condition and results of operations (“MD&A”) relate to the three months ended March 31, 2025 and should be read together with the consolidated financial statements and accompanying notes included in Part I, Item 1 of this report.
Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward-looking statements include future estimates described in “Business Outlook”, “Factors Affecting our Results of Operations”, and “Liquidity and Capital Resources”. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, growth, and opportunities; future financial performance; regulatory and ACC proceedings, decisions and approvals, such as the anticipated benefits resulting from rate decisions, including any collective revenue increases due to new water and wastewater rates, our beliefs and expectations pertaining to ACC actions relating to our Southwest Plant, as well as the outcome, timing and other statements regarding our plans, expectations and estimates relating to our rate case and other applications with the ACC, including estimated rate base; our plans relating to future filings of our rate cases with the ACC; acquisition plans and our ability to complete additional acquisitions, including the anticipated acquisition of seven isolated public water systems from the City of Tucson and the expected increase in active water service connections resulting from such acquisition; population and growth projections; technologies, including expected benefits from implementing such technologies; revenue; metrics; operating expenses; trends relating to our industry, market, population and job growth, and housing permits; the adequacy of our water supply to service our current demand and growth for the foreseeable future; liquidity and capital resources; plans and expectations for capital expenditures; cash flows and uses of cash; dividends; depreciation and amortization; tax payments; our ability to repay indebtedness and invest in initiatives; the anticipated impact and resolutions of legal matters; the anticipated impact of new or proposed laws, including regulatory requirements, tax changes, and judicial decisions; and the anticipated impact of accounting changes and other pronouncements.
Forward-looking statements should not be read as a guarantee of future performance or results. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward-looking statement. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including risks related to legal, regulatory, and legislative matters; risks related to our business and operations; risks related to market and financial matters; risks related to technology; and risks related to the ownership of our common stock, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These and other factors are discussed in the risk factors described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) as updated from time to time in our subsequent filings with the SEC. Additional risks and uncertainties include, but are not limited to, whether all conditions precedent in the asset purchase agreement to acquire the seven isolated public water systems from the City of Tucson will be satisfied, and other risks to consummation of the acquisition, including circumstances that could give rise to the termination of the asset purchase agreement and the risk that the transaction will not be consummated without undue delay, cost or expense, or at all. Any forward-looking statement speaks only as of the date of this report. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
Business Outlook
We continue to experience organic growth evidenced by our year-over-year organic increase in active connections (i.e., exclusive of acquisition related growth) of 4.3% as of March 31, 2025. According to the 2024 U.S. Census estimates, the Phoenix metropolitan statistical area (“MSA”) is the 10th largest MSA in the U.S. and had an estimated population of 5.2 million, an increase of 7.0% over the 4.8 million people reported in the 2020 Census. The Phoenix MSA continues to grow due to its excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 5.8 million people by 2030 and 6.5 million by 2040.
A significant contributor to our organic growth is the affordability of housing options in and around the City of Maricopa as compared to Phoenix. Redfin reported the median sale price of a home in March 2025 in the City of Maricopa was approximately $359,000 as compared to approximately $470,000 in the Phoenix housing market. According to the latest data from the National Association of Homebuilders-Wells Fargo, housing affordability remained low through 2024 in the Phoenix MSA.
According to the First Quarter 2025 Forecast Update from the Economic and Business Research Center at the University of Arizona (“EBRC”), the Phoenix MSA is forecasted to continue driving Arizona growth. The EBRC’s expected job growth in 2025 for the Phoenix MSA is 2.2%, which it expects will far outpace U.S. gains. In addition, the EBRC expects Phoenix to add residents at a rapid pace (compared to the nation) in 2025 and 2026 with expected growth rates of 1.6% and 1.5%, respectively. However, the Seidman Research Institute’s Latest State Rankings report indicates that Arizona’s broader job market experienced a slight contraction of 0.4% beginning in 2025 compared to job growth in 2024.
In October 2024, the Arizona Office of Economic Opportunity projected Arizona to add 478,000 jobs over 2022 levels, with an annual growth rate of 1.4% through 2032, exceeding the national average. According to the Arizona Commerce Authority, Arizona also received $50 billion in investment during 2024, including contributions from major industry players such as Taiwan Semiconductor, Intel and Procter & Gamble.
In the first quarter of 2025, the Arizona State University - W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus Panel (the “Greater Phoenix Blue Chip Panel”) revised its forecast for single family permits in 2025 and 2026 for the Phoenix MSA. Compared to the prior projections in the fourth quarter of 2024, the revised single family permit figures are 27,333 for 2025 and 26,825 for 2026, reflecting moderate decreases of 7.8% and 10.2%, respectively. The revised forecast for 2025 is still slightly higher than the 27,156 permits for 2024.
While single family permits in the City of Maricopa decreased 42% for the three months ended March 31, 2025 as compared to the same period in the prior year, management believes that we are well-positioned to benefit from the long-term growth expected in the Phoenix MSA due to the availability of lots, existing infrastructure in place within our service areas, and increased activity related to multi-family developments.
Factors Affecting our Results of Operations
Our financial condition and results of operations are influenced by a variety of industry-wide factors, including but not limited to:
•population and community growth;
•economic and environmental utility regulation;
•the need for infrastructure investment;
•production and treatment costs;
•weather and seasonality; and
•access to and quality of water supply.

We are subject to regulation by the state regulator, the ACC. The U.S. federal and state governments also regulate environmental, health and safety, and water quality matters. We continue to execute on our strategy to optimize and focus the Company in order to provide greater value to our customers and shareholders by aiming to deliver predictable financial results, making prudent capital investments, and focusing our efforts on earning an appropriate rate of return on our investments.
We continue to monitor the impact of business and economic conditions, including inflationary pressures and changes in tariff policy, on our business and operations. While these conditions did not have a material effect on our business operations, results of operations, cash flows, and financial position for the three months ended March 31, 2025, we are unable to predict the ultimate extent to which our business operations, results of operations, cash flows, and financial position could be impacted.
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenue and variable expenses in a corresponding manner. As of March 31, 2025, active service connections increased 2,712, or 4.3%, to 65,163 compared to 62,451 active service connections as of March 31, 2024, primarily due to organic growth in our service areas. Approximately 89.7% of the 65,163 active service connections are serviced by our GW-Santa Cruz and GW-Palo Verde utilities as of March 31, 2025.
The graph below presents the historical change in active connections for our ongoing operations over the past five years.

Total Active Connections
67,500
65,000
62,500
60,000
57,500
55,000
52,500
50,000
47,500
48,899
50,162
53,882
55,012
56,270
59,809
61,791
62,451
64,520
65,163
Dec-20
Mar-21
Dec-21
Mar-22
Dec-22
Mar-23
Dec-23
Mar-24
Dec-24
Mar-25

Recent Acquisition Activity
Asset Purchase Agreement with City of Tucson
Effective April 25, 2024, GW-Ocotillo, a wholly owned subsidiary of the Company, entered into an asset purchase agreement with the City of Tucson, pursuant to which GW-Ocotillo agreed to acquire seven isolated public water systems from the City of Tucson in an all-cash transaction for a purchase price of $8.4 million. The subject public water systems are located in and around unincorporated Pima County and serve approximately 2,200 water service connections. GW-Ocotillo’s application for a CC&N to provide water service to these water systems was approved by the ACC on January 22, 2025. The Company expects to complete the acquisition in mid-2025, subject to customary closing conditions. The estimated rate base of the seven water systems is approximately $7.8 million.
Economic and Environmental Utility Regulation
We are subject to extensive regulation of our rates by the ACC, which is charged with establishing rates based on the provision of reliable service at a reasonable cost while also providing an opportunity to earn a fair rate of return on rate base for investors in the state’s utilities. The ACC uses a historical test year to evaluate whether the plant in service is used and useful, to assess whether costs were prudently incurred, and to set “just and reasonable” rates. Rate base is typically the depreciated original cost of the plant in service (net of CIAC and AIAC, which are funds or property provided to a utility under the terms of a main extension agreement, the value of which may be refundable), that has been determined to have been “prudently invested” and “used and useful”, although the reconstruction cost of the utility plant may also be considered in determining the rate base. The ACC also decides on an applicable capital structure based on actual or hypothetical analyses. The ACC determines a “rate of return” on that rate base, which includes the approved capital structure and the actual cost of debt and a fair and reasonable cost of equity based on the ACC’s judgment. The overall revenue requirement for rate making purposes is established by multiplying the rate of return by the rate base and adding reasonably incurred operating expenses for the test year, depreciation, and any applicable pro forma adjustments.
To ensure an optimal combination of access to water and water conservation, balanced with a fair rate of return for investors, our water utility operating revenue is based on two components: a fixed fee and a consumption or volumetric fee. For our water utilities, the fixed fee, or “basic service charge,” provides access to water for residential usage and has generally been set at a level to produce approximately 50% of total water revenue. The volumetric fee is based on the total volume of water supplied to a given customer after the minimum number of gallons, if any, covered by the basic service charge, multiplied by a price per gallon set by a tariff approved by the ACC. A discount to the volumetric rate applies for customers that use less than an amount specified by the ACC. For all investor-owned water utilities, the ACC has, as a policy matter, required the establishment of inverted tier conservation-oriented rates, meaning that the price of water increases as consumption increases. For wastewater utilities, wastewater collection and treatment can be based on volumetric or fixed fees. Our wastewater service is billed based solely on a fixed fee, determined by the size of the water meter installed. Recycled water is sold on a volumetric basis with no fixed fee component.
We are required to file rate cases with the ACC to obtain approval for a change in the rates we charge to customers. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. We believe it is common industry practice to file for a rate increase every three to five years. Refer to “—Rate Regulation Updates” below and Note 3 – “Regulatory Matters” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional information.
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
In April 2024, the federal Judicial Panel on Multidistrict Litigation approved the consolidation of approximately 500 separate cases against multiple defendant manufacturers into a single multi-district civil class action lawsuit (“MDL”) known as Aqueous Film-Forming Foams (“AFFF”) Products Liability Litigation MDL No. 2873 (the “AFFF MDL”). The AFFF MDL was filed in the U.S. District Court for the District of South Carolina (the “Court”) and is intended to resolve claims associated with PFAS contamination in water systems from the manufacture and widespread use of AFFF, which is believed to be a significant source of PFAS contamination in water systems. AFFF containing PFAS (and until 2002, perfluorooctanoic acid, a related compound) was widely used in fire suppression systems, firefighting vehicles, and at fire training facilities nationwide. The Company is in the class of plaintiffs in the AFFF MDL, and settlement talks continue to progress with several defendants. Any settlement reached in the AFFF MDL will be subject to the final approval of the Court. There can be no assurance as to the outcome of the AFFF MDL, including any decision or resolution thereof, timing, or the ultimate amounts that may be realized, if any.
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
Our capital improvement plan is evidenced by our growth in rate base. Our estimated rate base as of December 31, 2024 was $212.5 million, an increase of $95.5 million or 82% from our rate base included in our 2019 general rate case (Decision No. 78644). Estimated rate base for 2024 includes all investments in plant as well as estimated post-test year plant as part of the 2024 rate case application for our GW-Santa Cruz and GW-Palo Verde utilities, including our Southwest Plant and estimated 2025 investments.
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
Weather and Seasonality
Our ability to meet the existing and future water demands of our customers depends on the availability of an adequate supply of water. Drought, overuse of sources of water, the protection of threatened species or habitats, or other factors may limit the availability of ground and surface water.
Also, customer usage of water and recycled water is affected by weather conditions, particularly during the summer. Our water systems generally experience higher demand in the summer months due to the warmer temperatures and increased usage by customers for irrigation and other outdoor uses. However, summer weather that is cooler or wetter than average generally suppresses customer water demand and can have a downward effect on our operating revenue and operating income. Conversely, when weather conditions are extremely dry, our business may be affected by government-issued drought-related warnings and/or water usage restrictions that would artificially lower customer demand and reduce our operating revenue.
The limited geographic diversity of our service areas makes the results of our operations more sensitive to the effect of extreme weather patterns. The second and third quarters of the year are generally those in which water service revenue and wastewater service revenue are highest. For additional information and risks associated with weather and seasonality, see “Risk Factors,” included in Part I, Item 1A of the 2024 Form 10-K.
Access to and Quality of Water Supply
In many areas of Arizona (including certain areas that we service), water supplies are limited and, in some cases, current usage rates exceed sustainable levels for certain water resources. We currently rely predominantly on the pumping of groundwater and the generation and delivery of recycled water for non-potable uses to meet future demands in our service areas. At present, groundwater (and recycled water derived from groundwater) is the primary water supply available to us. In addition, regulatory restrictions on the use of groundwater and the development of groundwater wells, lack of available water rights, drought, overuse of local or regional sources of water, protection of threatened species or habitats, or other factors, including climate change, may limit the availability of ground or surface water. We believe that we have an adequate supply of water to service our current demand and growth for the foreseeable future in our service areas. For additional information and risks associated with the access to and quality of water supply, see “Risk Factors,” included in Part I, Item 1A of the 2024 Form 10-K.
Rate Regulation Updates
In December 2024, the ACC approved a policy statement (the “Formula Rate Policy Statement”) allowing for Formula Rate Plans (“Formula Rates”) in future rate cases. Formula Rates generally enable utilities to adjust their rates on a semi-regular basis–often annually–based on a pre-approved formula related to specific cost inputs. The Company believes that Formula Rates benefit both customers and utilities by allowing for smaller, more predictable changes in rates for customers as well as minimizing the “regulatory lag” by allowing utilities to recover (or pass back to customers) costs more promptly and invest in infrastructure more efficiently. Utilities with approved Formula Rates will be required to have a full rate case before the ACC at least every five years, unless an alternative schedule is established.
On March 5, 2025, GW-Santa Cruz and GW-Palo Verde each filed a general rate case application with the ACC for water and wastewater rates, respectively. The GW-Santa Cruz and GW-Palo Verde rate case is based on a test year ending December 31, 2024, with updates for changes in post-test year plant. The rate case includes a request for rate increases that, if approved by the ACC, would result in a net annual revenue increase of approximately $6.5 million, to be implemented with the first phase beginning in May 2026 and the second phase in January 2027. The requested rate increases would reflect a proposed resolution of matters relating to the Company’s Southwest Plant with the ACC, including recovery of the Company’s investment and premature revenue collection with respect to the Southwest Plant. The Company also proposed the use of Formula Rates to address revenue increases in the future, that if approved, would allow costs and investments to be updated annually in a smaller, more gradual fashion.
Like all of its rate case proceedings, there can be no assurance that the ACC will approve the Company’s requests, including for Formula Rates, during the proceedings, and the ACC could take other actions as a result of a rate case or Formula Rate proposal. Further, it is possible that the ACC may determine to decrease future rates, whether as a result of the resolution of matters relating to the Company’s Southwest Plant or otherwise. There can also be no assurance as to the timing of when any approved rate increase (if any) would go into effect.

The following table describes current rate case actions as applicable for each of our regulated utilities (in millions):

Company	Approved Return on Equity	Approved Incremental Annual Revenue(1) ($)	Filing Date	ACC Decision #	Rates Effective
Approved Rate Cases
GW-Santa Cruz(2)	9.20%	1.2	July 22, 2020	78644	July 01, 2022
GW-Palo Verde(2)	9.20%	0.7	July 22, 2020	78644	July 01, 2022
GW-Belmont(2)	9.20%	0.2	July 22, 2020	78644	July 01, 2022
GW-Turner(2)	9.20%	0.1	July 22, 2020	78644	July 01, 2022
GW-Saguaro(3)	9.60%	0.4	June 27, 2023	79383	July 01, 2024
GW-Farmers(4)	9.60%	1.1	June 27, 2024	80695	May 01, 2025

Pending Rate Cases
GW-Santa Cruz(5)	In process	In process	March 5, 2025	In process	In process
GW-Palo Verde(5)	In process	In process	March 5, 2025	In process	In process
(1)Approved incremental annual revenue represents the aggregate annual revenue increase following the final phase-in period. To the extent that the number of active service connections has increased and continues to increase from a rate case’s test year levels, the additional revenues may be greater than the amounts set forth above. On the other hand, if active connections decrease or the Company experiences declining usage per customer, the Company may not realize all of the anticipated revenues.
(2)The final phase-in of rates under this rate case was effective January 1, 2024.
(3)The first increase for GW-Saguaro was effective July 1, 2024. The subsequent four increases will be effective on January 1 of each subsequent year. The majority of the revenue increase was phased in on January 1, 2025.
(4)Rates are to be phased-in over three periods, starting with 50% of the increase effective on May 1, 2025 and subsequent 25% portions of the increase effective November 1, 2025 and May 1, 2026.
(5)In March 2025, the Company filed a general rate case application with the ACC related to its GW-Santa Cruz and GW-Palo Verde utilities. The GW-Santa Cruz and GW-Palo Verde rate case is based on a test year ending December 31, 2024, with updates for changes in post-test year plant. A procedural schedule has been set, with testimony expected to commence in the fourth quarter of 2025.
For a full summary of the Company’s current regulatory activity, including other approved details of recent rate cases, refer to Note 3 – “Regulatory Matters” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report.
Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024
The Company is not organized around a specific product or service, geographic region, or regulatory environment. Refer to Note 17 — “Business Segment Information” of the Notes to the Condensed Consolidated Financial Statements(unaudited) included in Part I, Item 1 of this report for additional segment information.
Financial and operational data for the three months ended March 31, 2025 and 2024 is summarized in the following table (in thousands, except for share amounts):

	Three Months Ended		Favorable (Unfavorable)
	March 31,		2025 vs. 2024
	2025	2024	$	%
Revenue	$12,457	$11,610	$847	7.3%
Operating expenses	11,202	10,343	(859)	(8.3)%
Operating income	1,255	1,267	(12)	(0.9)%
Total other expense	(481)	(326)	(155)	(47.5)%
Income before income taxes	774	941	(167)	(17.7)%
Income tax expense	(183)	(250)	67	26.8%
Net income	$591	$691	$(100)	(14.5)%

Basic earnings per common share	$0.02	$0.03	$(0.01)	(33.3)%
Diluted earnings per common share	$0.02	$0.03	$(0.01)	(33.3)%
Revenue – Operating revenue is substantially derived from contracts with customers to provide regulated water, wastewater, and recycled water service based upon tariff rates approved by the ACC. Regulated service revenue consists of amounts billed to customers based on approved fixed monthly fees and consumption based fees, as well as unbilled revenue, which is estimated revenue from the last meter reading date to the end of the accounting period utilizing historical customer data recorded. Unregulated revenue represents revenue that is not subject to the ratemaking process of the ACC. Unregulated revenue (if any) is primarily related to the revenue recognized on a portion of ICFA funds received.
The following table summarizes revenue for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended		Favorable (Unfavorable)
	March 31,		2025 vs. 2024
	2025	2024	$	%
Water service
Basic charge	$3,508	$3,383	$125	3.7%
Consumption	2,346	1,723	623	36.2%
Other	126	120	6	5.0%
Total water service	5,980	5,226	754	14.4%
Wastewater and recycled water service
Basic	6,205	6,178	27	0.4%
Consumption	193	121	72	59.5%
Other	79	85	(6)	(7.1)%
Total wastewater and recycled water service	6,477	6,384	93	1.5%
Total regulated revenue	12,457	11,610	847	7.3%
Total revenue	$12,457	$11,610	$847	7.3%

Active water connections	36,130	34,715	1,415	4.1%
Active wastewater connections	29,033	27,736	1,297	4.7%
Total active connections	65,163	62,451	2,712	4.3%

Consumption (in million gallons)
Water service	836,122	673,228	162,894	24.2%
Recycled water	110,084	68,987	41,097	59.6%

The increase in regulated revenue for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily attributable to the organic growth in active water and wastewater connections, increased water and recycled water consumption and higher rates for GW-Saguaro, resulting from the GW-Saguaro general rate case, effective July 2024. The increased consumption was predominantly driven by the increase in active connections and higher usage from irrigation, construction and commercial customers.
Operating Expenses – The following table summarizes operating expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended		Favorable (Unfavorable)
	March 31,		2025 vs. 2024
	2025	2024	$	%
Personnel costs - operations and maintenance	$1,340	$1,293	$(47)	(3.6)%
Utilities, chemicals and repairs	1,032	791	(241)	(30.5)%
Other operations and maintenance expenses	1,315	1,200	(115)	(9.6)%
Total operations and maintenance expense	3,687	3,284	(403)	(12.3)%
Personnel costs - general and administrative	2,195	2,201	6	0.3%
Professional fees	467	451	(16)	(3.5)%
Other general and administrative expenses	1,525	1,473	(52)	(3.5)%
Total general and administrative expense	4,187	4,125	(62)	(1.5)%
Depreciation and amortization	3,328	2,934	(394)	(13.4)%
Total operating expenses	$11,202	$10,343	$(859)	(8.3)%
Operations and Maintenance – Operations and maintenance expenses primarily consist of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax.
Higher utilities, chemicals and repairs were primarily due to increased quantities of chemicals and power purchased to operate pumps and other related equipment as a result of increased consumption.
The increase in other operations and maintenance expenses was primarily driven by higher contract IT and labor services as a result of contracts that began in the fourth quarter of 2024.
General and Administrative – General and administrative expenses primarily consist of the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees. General and administrative expenses were up slightly by approximately $62,000 or 1.5%.
Depreciation and amortization - The increase for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was substantially attributable to an increase in depreciable fixed assets as well as additional amortization from new leased vehicles and office space in the three months ended March 31, 2025 compared to the same period in the prior year.
Other Expense – The increase in other expense was substantially attributable to lower income associated with Buckeye growth premiums of $0.2 million that resulted from fewer new meter connections in the area for the three months ended March 31, 2025 compared to the same period in 2024. In addition, the Company had higher net interest expense of $0.1 million offset by higher AFUDC-Equity of $0.1 million. Refer to Note 18 — “Other, Net” of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report for additional information regarding the Buckeye growth premiums.
Income Tax Expense – The primary driver for the decrease in income tax expense was lower pre-tax income for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Liquidity and Capital Resources
The Company’s capital resources are primarily provided by internally generated cash flows from operations, debt and equity financing and certain government grants. External debt financing is provided primarily through the issuance of long-term debt or utilization of the Company’s $20.0 million Revolver. Additionally, its regulated utility subsidiaries receive advances and contributions from customers, home builders, and real estate developers to partially fund construction necessary to extend service to new areas.
Significant sources of funds from historical financing activity included:
Sales of Equity Securities
The Company has historically completed multiple equity raises through sales of its common stock in both public and private offerings, including the recent transaction below.
On March 27, 2025, the Company completed a public offering of 3,220,000 shares of its common stock at a public offering price of $10.00 per share, which included 420,000 shares issued and sold to the underwriters following the exercise in full of their option to purchase additional shares of common stock. Certain existing stockholders, including certain directors and/or their affiliates, purchased an aggregate of 1,439,200 shares of common stock at the public offering price. The public offering resulted in approximately $32.2 million of gross proceeds or $30.8 million of net proceeds, after deducting underwriting discounts, commissions and offering expenses..
Refer to Note 9 - “Equity” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional details.
WIFA Grant and Note
In December 2023, the Company’s GW-Farmers utility was awarded a $1.6 million grant from WIFA to replace manual read meters with advanced metering infrastructure smart meters.
In April 2024, the Company’s Global Water - Rincon Water Company, Inc. utility (now part of GW-Saguaro) entered into a loan agreement with WIFA for a 4.911% WIFA Note (the “WIFA Note”) in the aggregate principal amount of $2.4 million, maturing April 2044. The Company intends to use the proceeds from the WIFA Note to improve the utility’s infrastructure, including enhancements to the fluoride treatment system and other projects. A portion of the WIFA Note is forgivable, which the Company accounts for as CIAC.
Revolver
The Company maintains a revolving credit facility with Northern Trust pursuant to a loan agreement entered into between the parties (as amended, the “Northern Trust Loan Agreement”). On April 14, 2025, the Company and Northern Trust entered into a sixth amendment to the Northern Trust Loan Agreement to, among other things, (i) extend the scheduled maturity date from July 1, 2026 to May 18, 2027 and (ii) increase the maximum principal amount available for borrowing under the Revolver from $15.0 million to $20.0 million. Pursuant to the Northern Trust Loan Agreement, the amounts outstanding bear interest, payable monthly, at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 2.00%. As of March 31, 2025, the Company had no outstanding borrowings under the Revolver.
Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%. The Series A notes (the “Series A Notes”) carry a principal balance of $28.8 million and bear an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. The Series B notes (the “Series B Notes”) carry a principal balance of $72.8 million and bear an interest rate of 4.58% over a 20-year term, with the principal payment due on June 15, 2036. Additionally, on January 3, 2024, the Company issued $20.0 million aggregate principal amount of 6.91% Senior Secured Notes due on January 3, 2034 (the “6.91% Notes” and collectively with the Series A Notes and the Series B Notes, the “Senior Secured Notes”). The 6.91% Notes accrue interest at 6.91% per annum from the date of issuance, payable semi-annually on January 3 and July 3 of each year, beginning on July 3, 2024, with a balloon payment due on January 3, 2034.

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
As of March 31, 2025, the Company has no notable near-term cash expenditures, other than for its capital improvement plan, the anticipated acquisition of seven isolated public water systems from the City of Tucson for a purchase price of $8.4 million and the principal payments for its Series B Notes in the amount of $1.9 million due in both June 2025 and December 2025. While specific facts and circumstances could change, the Company believes that with the cash on hand and the ability to draw on its $20.0 million Revolver, it will be able to generate sufficient cash flows to meet its operating cash flow requirements and capital maintenance needs, whilst remaining in compliance with its debt covenants for the next twelve months and beyond. In addition, the Company may choose to raise additional funds from time to time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures and/or strategic acquisitions for 2025 and beyond. However, there are currently no commitments in place for future financing, and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our stockholders.
The Company maintains a monthly dividend program with dividends currently set at $0.02533 per share ($0.30396 per share annually). Although the Company expects that monthly dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of the Company’s board of directors and is subject to legal requirements and debt service ratio covenant requirements.
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
For the three months ended March 31, 2025, net cash provided by operating activities totaled $7.5 million compared to $8.1 million for the three months ended March 31, 2024. The change in cash from operating activities was primarily driven by lower net income in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Cash from Investing Activities
The net cash used in investing activities totaled approximately $15.2 million for the three months ended March 31, 2025 compared to $5.8 million for the three months ended March 31, 2024. The $9.5 million increase in cash used in investing activities was the result of an increase in capital expenditures tied to the Company’s capital expenditure plan for 2025.
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
Cash from Financing Activities
The net cash provided by financing activities totaled $29.8 million for the three months ended March 31, 2025, an $14.0 million increase, as compared to the $15.8 million in cash provided by financing activities for the three months ended March 31, 2024. This increase was primarily driven by the $31.0 million issuance of common, net of issuance costs, in the three months ended

March 31, 2025, compared to a $20.0 million issuance of senior secured notes and subsequent repayment of $2.3 million in Revolver borrowings in the three months ended March 31, 2024.
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
Debt Covenants
The Company’s Senior Secured Notes and Revolver (collectively, the “debt securities”) require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. The debt securities also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. Further, the foregoing covenants are subject to various qualifications and limitations as set forth in each of the debt securities’ respective agreements. The debt securities are subject to certain customary events of default after which they could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. As of March 31, 2025, the Company was in compliance with its financial debt covenants under the Senior Secured Notes and the Northern Trust Loan Agreement.
Contractual Obligations and Off-Balance Sheet Arrangements
A summary of contractual obligations is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” of our 2024 Form 10-K. There have been no material changes in our reported contractual obligations from those disclosed in our 2024 Form 10-K.
As of March 31, 2025, the Company did not have any off-balance sheet arrangements.
Critical Accounting Estimates
A summary of our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our 2024 Form 10-K. There were no material changes made as of March 31, 2025.
ITEM 3. Qualitative and Quantitative Disclosures About Market Risk
Not applicable
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no material change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the ordinary course of business, the Company may, from time to time, be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. To our knowledge, the Company is not involved in any legal proceeding which is expected to have a material effect on the Company.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in Part I, Item 1A of the 2024 Form 10-K. There have been no material changes to such risk factors.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended March 31, 2025.
b) Use of Proceeds
None.
c) Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock the Company made during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2025	—	$—	—	$—
February 1 to February 28, 2025	—	—	—	—
March 1 to March 31, 2025	725	11.35	—	—
Total	725		—	$—

(1) Represents shares withheld from employees or board members to satisfy certain tax obligations due in connection with the vesting of restricted stock awards granted under the Global Water Resources, Inc. 2020 Omnibus Incentive Plan. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting date.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 4, 2016.
3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed May 4, 2016.

10.1	Sixth Modification Agreement, dated April 14, 2025, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2025.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Water Resources, Inc.

Date:	May 14, 2025	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)