Form 10-Q
period 2025-06-30
Global Water Resources, Inc.
filed 2025-08-13
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 12, 2025, the registrant had 27,473,277 shares of common stock, $0.01 par value per share, outstanding.

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

The Company’s Utilities
GW-Santa Cruz	Global Water - Santa Cruz Water Company, Inc.
GW-Palo Verde	Global Water - Palo Verde Utilities Company, Inc.
GW-Farmers	Global Water - Farmers Water Company, Inc.
GW-Hassayampa	Global Water - Hassayampa Utilities Company, Inc.
GW-Belmont	Global Water - Belmont Water Company, Inc.
GW-Turner	Global Water - Turner Ranches Irrigation, Inc.
GW-Saguaro	Global Water - Saguaro District Water Company, Inc.
GW-Ocotillo	Global Water - Ocotillo Water Company, Inc.
Abbreviations and Other
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
ADWR	Arizona Department of Water Resources
AFUDC	Allowance for funds utilized during construction
AIAC	Advances in Aid of Construction
ALJ	Administrative Law Judge
AMA	Active Management Area
AMI	Automated meter infrastructure
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CC&N	Certificate of Convenience & Necessity
CIAC	Contributions in Aid of Construction
CODM	Chief operating decision maker
Company (we, us, our, GWRI)	Global Water Resources, Inc.
CP Water	CP Water Company
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
HUF	Hook-up fee
ICFA	Infrastructure coordination and financing agreement
IT	Information technology
MCL	Maximum contaminant level
Northern Trust	The Northern Trust Company, an Illinois banking corporation
NPDWR	National Primary Drinking Water Regulations
PFAS	Per- and polyfluoroalkyl substances
Revolver	Revolving credit facility with Northern Trust
ROO	Recommended Opinion and Order
RSA	Restricted stock award
RSU	Restricted stock unit
RUCO	The Residential Utility Consumer Office, an office representing the interests of residential utility ratepayers
SEC	Securities and Exchange Commission
WIFA	Water Infrastructure Finance Authority of Arizona

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Utility Plant	$562,267	$512,993
Less accumulated depreciation	(160,518)	(153,614)
Net utility plant	401,749	359,379
Current Assets
Cash and cash equivalents	10,220	9,047
Accounts receivable, net of allowance for credit losses of $170 and $163, respectively	3,830	3,233
Unbilled revenue	3,806	3,109
Taxes, prepaid expenses and other current assets	3,969	4,080
Total current assets	21,825	19,469
Other Assets
Goodwill	6,282	9,486
Intangible assets, net	8,475	8,427
Regulatory assets	7,023	4,032
Restricted cash	2,156	2,109
Right-of-use assets, net	1,759	2,157
Other noncurrent assets	113	78
Total other assets	25,808	26,289
Total Assets	$449,382	$405,137
Capitalization and Liabilities
Capitalization
Common stock, $0.01 par value, 60,000,000 shares authorized; 27,830,545 and 24,570,994 shares issued, respectively	$273	$240
Treasury stock, 357,268 and 344,978 shares, respectively	(2)	(2)
Additional paid-in capital	76,469	47,366
Retained earnings	—	—
Total shareholders’ equity	76,740	47,604
Long-term debt, net	116,803	118,518
Total Capitalization	193,543	166,122
Current Liabilities
Accounts payable	986	2,051
Customer and meter deposits	1,669	1,609
Long-term debt, current portion	3,940	3,926
Leases, current portion	892	871
Accrued expenses and other current liabilities	12,519	13,801
Total current liabilities	20,006	22,258
Other Liabilities
Long-term lease liabilities	1,562	1,450
Deferred revenue - ICFA	22,449	21,517
Regulatory liabilities	5,360	5,386
Advances in aid of construction	145,854	126,467
Contributions in aid of construction, net	37,585	36,834
Deferred income tax liabilities, net	9,709	9,698
Other noncurrent liabilities	13,314	15,405
Total other liabilities	235,833	216,757
Commitments and contingencies (Refer to Note 16)
Total Capitalization and Liabilities	$449,382	$405,137
See accompanying notes to the condensed consolidated financial statements (unaudited)

GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Water service	$7,368	$6,668	$13,348	$11,894
Wastewater and recycled water service	6,873	6,842	13,350	13,226
Total revenue	14,241	13,510	26,698	25,120
Operating Expenses
Operations and maintenance	3,917	3,485	7,604	6,769
General and administrative	4,387	4,232	8,574	8,357
Depreciation and amortization	3,317	2,996	6,645	5,930
Total operating expenses	11,621	10,713	22,823	21,056
Operating Income	2,620	2,797	3,875	4,064
Other Income (Expense)
Interest income	216	266	315	504
Interest expense	(1,496)	(1,507)	(2,974)	(3,073)
Other, net	889	772	1,787	1,774
Total other expense	(391)	(469)	(872)	(795)
Income Before Income Taxes	2,229	2,328	3,003	3,269
Income Tax Expense	(617)	(598)	(800)	(848)
Net Income	$1,612	$1,730	$2,203	$2,421

Basic earnings per common share	$0.06	$0.07	$0.08	$0.10
Diluted earnings per common share	$0.06	$0.07	$0.08	$0.10
Dividends declared per common share	$0.08	$0.08	$0.15	$0.15

Weighted average number of common shares used in the determination of:
Basic	27,463,169	24,199,472	25,925,155	24,187,586
Diluted	27,504,578	24,308,524	25,986,878	24,306,316
 See accompanying notes to the condensed consolidated financial statements (unaudited)

GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)
(in thousands, except share and per share amounts)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of December 31, 2024	24,570,994	$240	(344,978)	$(2)	$47,366	$—	$47,604
Dividend declared $0.08 per share	—	—	—	—	(1,332)	(591)	(1,923)
Issuance of common stock, net	3,220,000	32	—	—	30,751	—	30,783
Share-based compensation	5,905	—	(943)	—	161	—	161
Net income	—	—	—	—	—	591	591
Balance as of March 31, 2025	27,796,899	$272	(345,921)	$(2)	$76,946	$—	$77,216
Dividend declared $0.08 per share	—	—	—	—	(475)	(1,612)	(2,087)
Issuance of common stock, net	—	—	—	—	(1)	—	(1)
Share-based compensation	33,646	1	(11,347)	—	(1)	—	—
Net income	—	—	—	—	—	1,612	1,612
Balance as of June 30, 2025	27,830,545	$273	(357,268)	$(2)	$76,469	$—	$76,740

Balance as of December 31, 2023	24,492,918	$240	(317,677)	$(2)	$47,585	$797	$48,620
Dividend declared $0.08 per share	—	—	—	—	(1,128)	(691)	(1,819)
Share option exercise	5,277	—	(4,405)	—	198	—	198
Net income	—	—	—	—	—	691	691
Balance as of March 31, 2024	24,498,195	$240	(322,082)	$(2)	$46,655	$797	$47,690
Dividend declared $0.08 per share	—	—	—	—	—	(1,821)	(1,821)
Share-based compensation	62,840	—	(21,543)	—	16	—	16
Net income	—	—	—	—	—	1,730	1,730
Balance as of June 30, 2024	24,561,035	$240	(343,625)	$(2)	$46,671	$706	$47,615

See accompanying notes to the condensed consolidated financial statements (unaudited)

GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$2,203	$2,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,645	5,930
Share-based compensation	280	595
Deferred income tax expense	53	838
AFUDC-Equity	(556)	(444)
Operating lease expense	207	214
Other adjustments	103	59
Changes in assets and liabilities
Accounts receivable and other current assets	(1,238)	(129)
Accounts payable and other current liabilities	(261)	101
Other noncurrent assets	(77)	(21)
Other noncurrent liabilities	1,468	4,007
Net cash provided by operating activities	8,827	13,571
Cash Flows from Investing Activities:
Capital expenditures	(35,395)	(12,207)
Other cash flows used in investing activities	—	(4)
Net cash used in investing activities	(35,395)	(12,211)
Cash Flows from Financing Activities:
Dividends paid	(3,928)	(3,640)
Advances and contributions in aid of construction	3,007	2,215
Repayments of notes payable	(1,965)	(1,917)
Line of credit repayments	—	(2,315)
Loan borrowings	222	20,000
Issuance of common stock, net of issuance costs	31,042	—
Financing costs of debt and equity transactions	(259)	(369)
Other financing activities	(331)	(401)
Net cash provided by financing activities	27,788	13,573
Increase in cash, cash equivalents, and restricted cash	1,220	14,933
Cash, cash equivalents, and restricted cash — Beginning of period	11,156	4,763
Cash, cash equivalents, and restricted cash — End of period	$12,376	$19,696
 See accompanying notes to the condensed consolidated financial statements (unaudited)
Supplemental disclosure of cash flow information:

	Six months ended June 30,
	2025	2024
Cash and cash equivalents	$10,220	$18,148
Restricted cash	2,156	1,548
Total cash, cash equivalents, and restricted cash	$12,376	$19,696

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
1. Description of Business, Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements
Basis of Presentation and Principles of Consolidation
The Company’s condensed consolidated financial statements (unaudited) and related disclosures as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the Company’s opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
2. Acquisitions
Acquisition of Water Systems from City of Tucson
On July 8, 2025, the Company’s GW-Ocotillo subsidiary completed the previously announced acquisition of seven water systems from Tucson Water, the City of Tucson’s water utility, in an all-cash transaction for an amended purchase price of approximately $8.2 million. The acquired water systems are located in and around Pima County where they serve approximately 2,200 water service connections. The current rate base of the seven water systems is approximately $7.7 million.

3. Regulatory Matters
Recent ACC Rulings and Activity
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
2024 GW-Farmers Rate Case - Decision No. 80695 - Issued April 29, 2025
On June 27, 2024, GW-Farmers filed a rate case application with the ACC for increased water rates based on a 2023 test year, with updates for changes in post-test year plant through December 31, 2024. On April 29, 2025, the ACC approved GW-Farmers’ rate case application in Decision No. 80695. Among other approvals, Decision No. 80695 approved an increase in GW-Farmers’ annual revenue requirement of $1.1 million and a return on equity of 9.6%, with increased rates to be phased-in over three periods, starting with 50% of the increase effective on May 1, 2025, and subsequent 25% portions of the increase effective November 1, 2025 and May 1, 2026. In addition to the rate increase, Decision No. 80695 also approved a deferral of the recovery of an acquisition premium of approximately $3 million related to the Company’s acquisition of GW-Farmers, which the Company recorded as of March 31, 2025. Decision No. 80695 calls for the acquisition premium to be recovered in a future rate case, subject to the GW-Farmers utility being found viable by the ACC. Refer to Note 8 – “Goodwill” for additional information.
2022 GW-Saguaro Rate Case - Decision No. 79383 - Issued June 20, 2024
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

4. Revenue Recognition
Disaggregated Revenue
For the three and six months ended June 30, 2025 and 2024, disaggregated revenue from contracts with customers by major source and customer class is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Regulated revenue
Water Service
Residential	$4,990	$4,807	$9,377	$8,969
Irrigation	1,173	887	1,793	1,254
Commercial	412	384	795	711
Multi-family	111	79	192	137
Construction	424	240	751	393
Other water revenue	258	271	440	430
Total water revenue	7,368	6,668	13,348	11,894
Wastewater and recycled water service
Residential	5,928	5,977	11,797	11,811
Commercial	293	312	580	617
Multi-family	58	42	107	81
Recycled water revenue	505	406	698	527
Other wastewater revenue	89	105	168	190
Total wastewater and recycled water revenue	6,873	6,842	13,350	13,226
Total regulated revenue	14,241	13,510	26,698	25,120
Total revenue	$14,241	$13,510	$26,698	$25,120
Contract Balances
The Company’s contract assets and liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Contract assets
Accounts receivable, net	$3,830	$3,233
Total contract assets	$3,830	$3,233
Contract liabilities
Deferred revenue - ICFA	$22,449	$21,517
Total contract liabilities	$22,449	$21,517
Accounts Receivable and Allowance for Credit Losses
Accounts receivable as of June 30, 2025 and December 31, 2024 consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Billed receivables	$4,000	$3,396
Less provision for credit losses	(170)	(163)
Accounts receivable, net	$3,830	$3,233

The following table summarizes the allowance for credit loss activity as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Beginning of Period	$(163)	$(122)
Credit Loss Expense	(59)	(103)
Write Offs	56	90
Recoveries	(4)	(28)
End of Period	$(170)	$(163)
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

	December 31, 2024 Balance	Payments Allocated to Deferred Revenue	Revenue Recognized	June 30, 2025 Balance
Deferred Revenue - ICFA	$21,517	$932	$—	$22,449
5. Earnings Per Share
Basic EPS in each period of this report were calculated by dividing net income by the weighted-average number of shares during those periods. Diluted EPS includes additional weighted-average common stock equivalents (options and restricted stock awards), if dilutive. A reconciliation of the denominator used in basic and diluted EPS calculations is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Basic weighted average common shares outstanding	27,463	24,199	25,925	24,188
Effect of dilutive securities:
Option grants	24	79	35	78
Restricted stock awards	18	31	27	40
Total dilutive securities	42	110	62	118
Diluted weighted average common shares outstanding	27,505	24,309	25,987	24,306
Anti-dilutive shares excluded from earnings per diluted shares	130	—	130	—
For the three and six months ended June 30, 2025, approximately 130,000 share-based awards were excluded from the computation of diluted EPS because their effect would have been anti-dilutive under the treasury stock method.

6. Utility Plant
Utility plant as of June 30, 2025 and December 31, 2024 consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Transmission and distribution plant	$342,068	$321,075
Equipment	75,931	67,917
Office buildings and other structures	68,858	67,313
Construction work-in-progress	73,095	54,388
Land	2,315	2,300
Total utility plant	$562,267	$512,993
Depreciation expense related to depreciable property was $3.2 million and $2.9 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense related to depreciable property was $6.4 million and $5.8 million for the six months ended June 30, 2025 and 2024, respectively.
7. Taxes, prepaid expenses and other current assets
Taxes, prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 consist of the following (in thousands):

	June 30, 2025	December 31, 2024
ICFA receivable	$2,191	$1,871
Prepaid expense	697	648
Buckeye growth premiums receivable	615	738
Prepaid insurance	303	533
Income tax receivable	149	149
Other current assets	14	141
Taxes, prepaid expenses and other current assets	$3,969	$4,080
8. Goodwill
The Company’s goodwill is related to historical acquisitions. As of June 30, 2025, there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to the acquisitions.
In March 2025, in connection with the 2024 GW-Farmers rate case, the Company reclassified approximately $3.0 million of goodwill to regulatory assets to establish an acquisition premium. Refer to Note 3 – “Regulatory Matters” for additional information. In addition, an immaterial adjustment to goodwill was recorded during the second quarter of 2025.
Changes in the carrying value of goodwill were as follows (in thousands):

December 31, 2024	$9,486
Reclass to regulatory assets	(2,959)
Other adjustments	(245)
June 30, 2025	$6,282

9. Equity
Public Offering of Common Stock
On March 27, 2025, the Company completed a public offering of 3,220,000 shares of its common stock at a public offering price of $10.00 per share, which included 420,000 shares issued and sold to the underwriters following the exercise in full of their option to purchase additional shares of common stock. Certain existing stockholders, including certain directors and/or their affiliates, purchased an aggregate of 1,439,200 shares of common stock at the public offering price. The public offering resulted in approximately $32.2 million of gross proceeds or $30.8 million of net proceeds, after deducting underwriting discounts, commissions and offering expenses paid by the Company.
10. Debt
WIFA Note
On April 30, 2024, the Company’s Global Water - Rincon Water Company, Inc. utility (now part of GW-Saguaro) entered into a loan agreement with WIFA for a note with a principal amount of $2.4 million (the “WIFA Note”) to improve the utility’s infrastructure, including enhancements to the fluoride treatment system and other projects, of which $0.7 million is forgivable. The WIFA Note is due on April 1, 2044 and bears an interest rate of 4.911%. Funding occurs through one or more draw requests submitted by the Company and the subsequent disbursement of principal by WIFA. The Company received the final disbursements in May 2025, and as of June 30, 2025, the outstanding balance of the WIFA Note was $1.6 million. In connection with the underlying assets being placed in service, the forgivable portion of the loan was recognized as CIAC in June 2025.
Revolver
The Company maintains a revolving credit facility with Northern Trust pursuant to a loan agreement entered into between the parties (as amended, the “Northern Trust Loan Agreement”). On April 14, 2025, the Company and Northern Trust entered into a sixth amendment to the Northern Trust Loan Agreement to, among other things, (i) extend the scheduled maturity date from July 1, 2026 to May 18, 2027 and (ii) increase the maximum principal amount available for borrowing under the Revolver from $15.0 million to $20.0 million. As of June 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under the Revolver.
11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of June 30, 2025 and December 31, 2024 consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued project liabilities	$4,536	$5,858
Other taxes	1,550	1,648
AIAC refunds, current portion	1,431	1,431
Interest	1,186	1,180
Accrued payroll	1,036	991
Dividend payable	695	614
Customer prepayments	545	556
Accrued license fees	350	353
Other accrued liabilities	1,190	1,170
Total accrued expenses and other current liabilities	$12,519	$13,801

12. Fair Value
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
HUF Funds - restricted cash	$507	$—	$—	$507	$870	$—	$—	$870
Certificate of Deposit - Restricted	1,649	—	—	1,649	1,239	—	—	1,239
Total	$2,156	$—	$—	$2,156	$2,109	$—	$—	$2,109
Liabilities:
Contingent Consideration	—	—	1,923	1,923	—	—	1,942	1,942
Total	$—	$—	$1,923	$1,923	$—	$—	$1,942	$1,942
HUF Funds - restricted cash and Certificates of Deposit - Restricted are presented on the Restricted cash line item of the Company’s condensed consolidated balance sheets (unaudited) and are valued at amortized cost, which approximates fair value.
As part of the GW-Farmers acquisition, the Company is required to pay the seller a growth premium equal to $1,000 (not in thousands) for each new account established in the service area, up to a maximum total aggregate growth premium of $3.5 million. The obligation period of the growth premium commenced on the closing date of the acquisition and ends (i) ten years after the first new account for residential purposes is established on land that is, at the time of the closing date of the acquisition, undeveloped or unplatted and owned by the seller within the service area; or, (ii) ten years after the date of closing if a new account (as previously described) has not been established. As of June 30, 2025, no new account was established on land that was undeveloped or unplatted at the closing date of the acquisition. The fair value of the contingent consideration was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company’s estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate. The estimated fair value of the remaining liability was $1.2 million as of both June 30, 2025 and December 31, 2024.
In addition, within the service area of its GW-Saguaro utility, the Company is required to pay a growth premium equal to $750 (not in thousands) for each new account established within specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date, or twenty years from the acquisition date. The fair value of the contingent consideration was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company’s estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate. The estimated fair value of the remaining liability was $0.7 million as of both June 30, 2025 and December 31, 2024.
Contingent consideration is included within Other noncurrent liabilities on the condensed consolidated balance sheets (unaudited). Refer to Note 16 — “Commitments and Contingencies” for additional information about contingent consideration.
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

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	116,803	115,145	118,518	118,702

13. Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2025 and 2024 applied to year-to-date pretax income, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2025 and 2024 were 27.7% and 25.7%, respectively. The effective tax rates for the six months ended June 30, 2025 and 2024 were 26.6% and 24.9%, respectively.
The increase in the effective tax rate for the three months ended June 30, 2025 compared to the prior year period was primarily attributable to differences between book and taxable compensation expense associated with share-based compensation awards vested in the second quarter of 2025.
The increase in the effective tax rate for the six months ended June 30, 2025 compared to the prior year period was primarily attributable to the reduction in deferred tax assets in the prior year period.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act into law, enacting significant changes to U.S. federal tax law. While we are currently evaluating the impacts of this new legislation, we do not anticipate a material impact on our results of operations, cash flows and financial position.
14. Share-based Compensation
Share-based compensation to both employees and non-employees for the three and six months ended June 30, 2025 and 2024, respectively, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee - RSA	$109	$197	$213	$395
Employee - RSU	83	71	156	156
Total employee share-based compensation	192	268	369	551
Non-employee - RSA	—	88	58	88
Non-employee - RSU	(2)	(35)	(63)	(44)
Total non-employee share-based compensation	(2)	53	(5)	44
Total share-based compensation	$190	$321	$364	$595
15. Transactions With Related Parties
The Company provides medical benefits to employees through its participation in a pooled plan sponsored by an affiliate of a significant shareholder and director of the Company. Medical claims paid to the plan were approximately $0.5 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively. Medical claims paid to the plan were approximately $1.0 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively.
Additionally, certain directors and/or their affiliates purchased an aggregate of 1,439,200 shares of common stock at the public offering price in the Company’s public offering of common stock in March 2025. Refer to Note 9 — “Equity,” for additional information.
16. Commitments and Contingencies
Commitments
On February 1, 2023, the Company acquired all of the equity of Farmers Water Co., an operator of a water utility with service area in Pima County, Arizona. Under the terms of the purchase agreement, the Company is obligated to pay the seller a growth premium for each new account established within the specified growth premium areas. As of June 30, 2025, no new account was established on land that was undeveloped or unplatted at the closing date of the acquisition. The estimated fair value of the remaining liability was $1.2 million as of both June 30, 2025 and December 31, 2024 and is included in “Other noncurrent liabilities” on the condensed consolidated balance sheets (unaudited).

Within the service area of its GW-Saguaro utility, the Company is required to pay a growth premium for each new account established within specified growth premium areas. As of June 30, 2025, no meters have been installed and no accounts have been established in any of the specified growth premium areas. The carrying value of the remaining liability was $0.7 million as of both June 30, 2025 and December 31, 2024, and is included in “Other noncurrent liabilities” on the condensed consolidated balance sheets (unaudited).
Refer to Note 12 — “Fair Value” for additional information about contingent consideration.
The Company has previously received certain ICFA advances related to its CP Water utility, which the Company is obligated to repay in the form of specified future ICFA fee reductions when those ICFA fees are due. The liability was $0.9 million as of both June 30, 2025 and December 31, 2024 and is included in “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets (unaudited).
Asset Retirement Obligations
The Company has recorded asset retirement obligations associated with various legal obligations including costs to remove and dispose of ADEQ specified materials located within some of the Company’s facilities. As of June 30, 2025 and December 31, 2024, the estimated liability was $1.0 million and $0.7 million, respectively, and is included in “Other noncurrent liabilities” on the condensed consolidated balance sheets (unaudited).
Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect the Company’s financial position, results of operations, or cash flows.
17. Business Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluate regularly by the CODM in deciding how to allocate resources and in assessing operating performance. At June 30, 2025, the Company is organized and operated as one operating and reportable segment as the Company is not organized around specific products and services, geographic regions, or regulatory environments. Further, the Company currently operates in one geographic region within the State of Arizona, wherein each operating utility operates within the same regulatory environment. Operating revenue is substantially derived from regulated water, wastewater, and recycled water service provided to customers based upon tariff rates approved by the ACC. Refer to Note 4 — “Revenue Recognition” for additional information on the Company’s sources of revenue, and refer to the condensed consolidated financial statements (unaudited) for measures of profit and loss, total assets, and capital expenditures of the Company.
The Company’s CODM is the Chief Executive Officer. While the Company reports revenue disaggregated by service type on the face of its condensed consolidated financial statements (unaudited), the Company does not manage the business based on any performance measure at the individual revenue stream level. The CODM uses consolidated financial information, as outlined below, to evaluate performance against budget and peers and to make all significant decisions regarding the allocation of the Company’s resources, and communicate results and performance to the Company’s board of directors.

The CODM regularly reviews the results of the Company based on GAAP net income as well as non-GAAP measures, EBITDA and Adjusted EBITDA. The Company defines EBITDA as net income before interest, income taxes, depreciation, and amortization and Adjusted EBITDA as EBITDA excluding the gain or loss related to (i) nonrecurring events; (ii) restricted stock expense related to awards made to employees and the board of directors; and (iii) disposal of assets, as applicable. Management believes that EBITDA and Adjusted EBITDA are useful supplemental measures of the Company’s operating performance and provide the Company’s investors meaningful measures of overall corporate performance. EBITDA is also presented because management believes that it is frequently used by investment analysts, investors, and other interested parties as a measure of financial performance. Adjusted EBITDA is also presented because management believes that it provides the Company’s investors an additional measure of the Company’s recurring core business. A reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$1,612	$1,730	$2,203	$2,421
Income tax expense	617	598	800	848
Interest income	(216)	(266)	(315)	(504)
Interest expense	1,496	1,507	2,974	3,073
Depreciation and amortization	3,317	2,996	6,645	5,930
EBITDA	6,826	6,565	12,307	11,768
Gain on disposal of fixed assets	—	(20)	—	(17)
Restricted stock expense	109	285	270	483
Acquisition gain resulting from regulatory decision	—	(37)	—	(37)
EBITDA adjustments	109	228	270	429
Adjusted EBITDA	$6,935	$6,793	$12,577	$12,197
The CODM reviews the following significant expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment Revenue	$14,241	$13,510	$26,698	$25,120
Segment Expenses
Personnel costs - operations and maintenance	1,356	1,184	2,696	2,477
Utilities, chemicals and repairs	1,183	1,084	2,215	1,875
Other operations and maintenance expenses	1,378	1,217	2,693	2,417
Personnel costs - general and administrative	2,236	2,185	4,431	4,386
Professional fees	441	482	908	933
Other general and administrative expenses	1,710	1,565	3,235	3,038
Depreciation and amortization	3,317	2,996	6,645	5,930
Total operating expenses	11,621	10,713	22,823	21,056
Operating income	2,620	2,797	3,875	4,064
Other Income (Expense)
Buckeye growth premiums	615	480	1,233	1,257
Other segment income and expenses	(1,006)	(949)	(2,105)	(2,052)
Total other expense	(391)	(469)	(872)	(795)
Income tax expense	(617)	(598)	(800)	(848)
Net Income	$1,612	$1,730	$2,203	$2,421
Other operations and maintenance and other general and administrative expenses include contract services, business development, board compensation, rent, insurance and taxes other than income taxes. Other segment income expenses include interest income, interest expense, AFUDC, and gains and losses on disposal of assets.

18. Other, Net
Other, net for the three and six months ended June 30, 2025 and 2024 consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Buckeye growth premiums	$615	$480	$1,233	$1,257
AFUDC-Equity	277	237	556	444
Other	(3)	55	(2)	73
Total Other, net	$889	$772	$1,787	$1,774
19. Supplemental Cash Flow Information
The following is supplemental cash flow information for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow information:
Cash paid for interest - net of amounts capitalized	$2,839	$2,290
Cash paid for income taxes	1,027	—
Operating cash flows used for finance leases	29	19
Operating cash flows used for operating leases	192	153
Financing cash flows used for finance leases	202	110
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	5,067	710
Utility Plant constructed by developers and conveyed	15,424	2,645
Finance lease additions	7	290
HUF transferred to CIAC	419	394
Asset retirement obligation additions	278	—

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of Global Water Resources, Inc.’s financial condition and results of operations (“MD&A”) relate to the three and six months ended June 30, 2025 and should be read together with the consolidated financial statements and accompanying notes included in Part I, Item 1 of this report.
Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward-looking statements include future estimates described in “Business Outlook”, “Factors Affecting our Results of Operations”, and “Liquidity and Capital Resources”. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, growth, and opportunities; future financial performance; regulatory and ACC proceedings, decisions and approvals, such as the anticipated benefits resulting from rate decisions, including any collective revenue increases due to new water and wastewater rates, our beliefs and expectations pertaining to ACC actions relating to our Southwest Plant, as well as the outcome, timing and other statements regarding our plans, expectations and estimates relating to our rate case and other applications with the ACC, including estimated rate base; our plans relating to future filings of our rate cases with the ACC; acquisition plans and strategies, including our ability to complete additional acquisitions, and our expectations about future benefits of our acquisitions, such as projected revenue from our acquisitions, as well as our plans relating to the integration and upgrade of acquired water systems; statements concerning Arizona’s Assured Water Supply “Ag-to-Urban” program, including anticipated benefits; expectations about prospective growth and opportunities, including the company’s belief that its regionally planned service areas can ultimately serve hundreds of thousands of additional potential service connections by continuing to apply its Total Water Management stewardship practices with its existing permitted water supplies; technologies, including expected benefits from implementing such technologies; revenue; metrics; operating expenses; trends relating to our industry, market, population and job growth, and housing permits; the adequacy of our water supply to service our current demand and growth for the foreseeable future; liquidity and capital resources; plans and expectations for capital expenditures; cash flows and uses of cash; dividends; depreciation and amortization; tax payments; our ability to repay indebtedness and invest in initiatives; the anticipated impact and resolutions of legal matters; the anticipated impact of new or proposed laws, including regulatory requirements, tax changes, and judicial decisions; and the anticipated impact of accounting changes and other pronouncements.
Forward-looking statements should not be read as a guarantee of future performance or results. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward-looking statement. Investors are cautioned not to place undue reliance on forward-looking information. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements, including risks related to legal, regulatory, and legislative matters; risks related to our business and operations; risks related to market and financial matters; risks related to technology; and risks related to the ownership of our common stock, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These and other factors are discussed in the risk factors described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and in Part II, Item 1A “Risk Factors” in this report, as updated from time to time in our subsequent filings with the SEC. Any forward-looking statement speaks only as of the date of this report. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
GWRI is a water resource management company that owns, operates, and manages thirty-nine water, wastewater, and recycled water public utility systems in strategically located communities, principally in metropolitan Phoenix and Tucson, Arizona. We seek to deploy an integrated approach, referred to as “Total Water Management.” Total Water Management is a comprehensive approach to water utility management that reduces demand on scarce non-renewable water sources and costly renewable water supplies, in a manner that ensures sustainability and greatly benefits communities both environmentally and economically. This approach employs a series of principles and practices that can be tailored to each community:
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
Business Outlook
We continue to experience organic growth exhibited through our year-over-year organic increase in active connections (i.e., exclusive of acquisition related growth) of 3.8% as of June 30, 2025. According to the 2024 U.S. Census estimates, the Phoenix metropolitan statistical area (“MSA”) is the 10th largest MSA in the U.S. and had an estimated population of 5.2 million, an increase of 7.0% over the 4.8 million people reported in the 2020 Census. Growth in the Phoenix MSA continues as a result of its excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 5.8 million people by 2030 and 6.5 million by 2040.
Our organic growth continues to be heavily influenced by the substantially lower cost of housing in the City of Maricopa as compared to other areas in the Phoenix MSA. As of June 2025, the median home sales price was nearly 30% lower in the City of Maricopa than in the City of Phoenix. We are monitoring potential effects on our operations due to changes in the macroeconomic environment, such as the impacts of tariffs on our operational costs and construction work in progress as well as new home construction in our service areas. We continue to expect a positive long-term outlook based on forecasted performance of job growth and construction in the Phoenix MSA housing market.
In the second quarter of 2025, the Arizona State University - W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus Panel revised its 2025 and 2026 forecasts downward for single family and multi-family permits in the Phoenix MSA, which are presented in the table below:

	2025	2026
Phoenix MSA Consensus
Single family permits	24,010	24,090
Multi-family permits	10,559	10,728
Single family and multi-family housing equivalent permits issued for the three and six months ended June 30, 2025 and 2024 are presented in the table below:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	#	%	2025	2024	#	%
Single family permits
City of Maricopa	177	233	(56)	(24)%	365	558	(193)	(35)%
Phoenix MSA	5,929	6,898	(969)	(14)%	12,337	14,433	(2,096)	(15)%
Multi-family housing equivalent permits
City of Maricopa	86	776	(690)	(89)%	290	1,176	(886)	(75)%
Management believes that despite the year over year declines in permit activity due to external factors and macroeconomic challenges, including, among other things, uncertainty related to tariffs, we are well-positioned to benefit from the long-term growth expected in the Phoenix MSA due to the availability of lots and existing infrastructure in place within our service areas.
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
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act into law, enacting significant changes to U.S. federal tax law. While we are currently evaluating the impacts of this new legislation, we do not anticipate a material impact on our results of operations, cash flows and financial position.
We continue to monitor the impact of business and macroeconomic conditions, including inflationary pressures and changes in tariff policy, on our business and operations. While these conditions did not have a material effect on our business operations, results of operations, cash flows and financial position for the three and six months ended June 30, 2025, we are unable to predict the ultimate extent to which our business operations, results of operations, cash flows, and financial position could be impacted.
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenue and variable expenses in a corresponding manner. As of June 30, 2025, active service connections increased 2,383, or 3.8%, to 65,639 compared to 63,256 active service connections as of June 30, 2024, primarily due to organic growth in our service areas. Approximately 89.8% of the 65,639 active service connections are serviced by our GW-Santa Cruz and GW-Palo Verde utilities as of June 30, 2025.
The graph below presents the historical change in active connections for our ongoing operations over the past five years.

Total Active Connections
70,000
65,000
60,000
55,000
50,000
45,000
46,573
48,899
51,314
53,882
55,814
56,270
60,291
61,791
63,256
64,520
65,639
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Jun-23
Dec-23
Jun-24
Dec-24
Jun-25

Recent Acquisition Activity
Acquisition of Water Systems from City of Tucson
On July 8, 2025, the Company’s GW-Ocotillo subsidiary completed the previously announced acquisition of seven water systems from Tucson Water, the City of Tucson’s water utility, in an all-cash transaction for an amended purchase price of approximately $8.2 million. The acquired water systems are located in and around Pima County where they serve approximately 2,200 water service connections. The current rate base of the seven water systems is approximately $7.7 million and the Company expects the acquired water systems to generate approximately $1.5 million in revenue annually. The acquisition brings the total number of Global Water customers in Pima County to approximately 7,200. The Company will integrate the acquired water systems using the same proven approach to consolidation and effective water management implemented in its other recent acquisitions in Pima County. The Company plans to update the acquired water systems over time with the installation of upgraded AMI, which will include smart meters that enable wireless usage metering, similar to the technology that Global Water has deployed for more than 95% of its existing water connections.
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
We are required to file rate cases with the ACC to obtain approval for a change in the rates we charge to customers. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. We believe it is common industry practice to file for a rate increase every three to five years. Refer to “— Rate Regulation Updates” below and Note 3 — “Regulatory Matters” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional information.
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
In April 2024, the federal Judicial Panel on Multidistrict Litigation approved the consolidation of approximately 500 separate cases against multiple defendant manufacturers into a single multi-district civil class action lawsuit (“MDL”) known as Aqueous Film-Forming Foams (“AFFF”) Products Liability Litigation MDL No. 2873 (the “AFFF MDL”). The AFFF MDL was filed in the U.S. District Court for the District of South Carolina (the “Court”) and is intended to resolve claims associated with PFAS contamination in water systems from the manufacture and widespread use of AFFF, which is believed to be a significant source of PFAS contamination in water systems. AFFF containing PFAS (and until 2002, perfluorooctanoic acid, a related compound) was widely used in fire suppression systems, firefighting vehicles, and at fire training facilities nationwide. The Company is in the class of plaintiffs in the AFFF MDL, and 3M, one of the primary defendants in the AFFF MDL, has recently begun distributing its first annual incremental payments to the plaintiffs pursuant to the settlement reached with 3M and approved by the Court. Annual payments by 3M are expected to continue to be made to the Company through 2036 and are expected to be immaterial. Any settlement reached with any of the remaining defendants in the AFFF MDL will be subject to the final approval of the Court. There can be no assurance as to the outcome of the AFFF MDL with regard to these remaining defendants, including any decision or resolution thereof, timing, or the ultimate amounts that may be realized, if any.
Lead and Copper Rule Improvements
In October 2024, the EPA announced a final rule requiring drinking water systems to identify and replace lead pipes within ten years. In accordance with the 2021 Lead and Copper Rule Revision and in connection with the 2024 Lead and Copper Rule Improvements, the Company has conducted an inventory of its service lines. The inventory has been substantially completed and found no lead pipes in our water systems. While the Company is evaluating the full impact of this new rule, we do not believe it will have a material impact on our results of operations.
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
Access to and Quality of Water Supply
In many areas of Arizona (including certain areas that we service), water supplies are limited and, in some cases, current usage rates exceed sustainable levels for certain water resources. We currently rely predominantly on the pumping of groundwater and the generation and delivery of recycled water for non-potable uses to meet future demands in our service areas. At present, groundwater (and recycled water derived from groundwater) is the primary water supply available to us. In addition, regulatory restrictions on the use of groundwater and the development of groundwater wells, lack of available water rights, drought, overuse of local or regional sources of water, protection of threatened species or habitats, or other factors, including climate change, may limit the availability of ground or surface water. In particular, water resource constraints exist in certain areas within Pinal County near and around the City of Maricopa. In particular, water resource constraints exist in certain areas within Pinal County near and around the City of Maricopa. We have obtained two DAWS in the Maricopa/Casa Grande service area (GW-Santa Cruz) for approximately 22,900 acre-feet of water use in total. We have significant unused capacity provided by the large DAWS in the north, including the incorporated City of Maricopa. In Pinal County, southwest of the City of Maricopa, growth covered by the smaller DAWS is more constrained by state law and groundwater regulations, which may impact developers’ ability to obtain final plat approval if the DAWS is not expanded. While we believe we have sufficient capacity for many years to support connection growth in this area, it is the increase in land entitlement that may exceed the allocation of the smaller DAWS, which in turn may limit future plat approvals. We are working with our development partners and others to develop long-term solutions for this area. Regardless, considering the existing capacity in both DAWS, we believe that we have an adequate supply of water to service our current demand and growth for the foreseeable future in our service areas. For additional information and risks associated with the access to and quality of water supply, see “Risk Factors,” included in Part II, Item 1A of this report and the 2024 10-K.
In June 2025, Senate Bill 1611, known as the Arizona Assured Water Supply “Ag-to-Urban” program, was signed into law, which is a potentially transformative development for water sustainability, housing, and economic growth across the state. The program allows landowners who cease agricultural operations to convert their water rights for use in new development. According to the ADWR, up to 384,000 acres of agricultural land in the Phoenix and Pinal AMAs are eligible for ag-to-urban conversion, representing an area with the potential to support over 1 million new homes. We anticipate the Ag-to-Urban program will help advance our strategic focus on Total Water Management and support growth across our service areas, while also providing expected benefits to the long-term sustainability of the state’s aquifers, including the aquifer beneath the City of Maricopa.
Rate Regulation Updates
In December 2024, the ACC approved a policy statement (the “Formula Rate Policy Statement”) allowing for Formula Rate Plans (“Formula Rates”) in future rate cases. Formula Rates generally enable utilities to adjust their rates on a semi-regular basis–often annually–based on a pre-approved formula related to specific cost inputs. The Company believes that Formula Rates benefit both customers and utilities by allowing for smaller, more predictable changes in rates for customers as well as minimizing the “regulatory lag” by allowing utilities to recover (or pass back to customers) costs more promptly and invest in infrastructure more efficiently. Utilities with approved Formula Rates will be required to have a full rate case before the ACC at least every five years, unless an alternative schedule is established. On March 28, 2025, RUCO, the Arizona Large Customer Group (“ALCG”) and an individual customer filed a lawsuit challenging the ACC’s authority to issue the formula rate policy statement outside of Arizona’s formula rulemaking process. On June 13, 2025, the lawsuit challenging the ACC’s formula rate policy was dismissed by the Superior Court of Arizona. Following the dismissal, the plaintiffs filed an appeal with the Arizona Court of Appeals as well as a Petition for Special Action with the Arizona Supreme Court. The Supreme Court declined to exercise jurisdiction on the Petition for Special Action. The plaintiffs have also filed a Petition for Special Action with the Arizona Court of Appeals.
On March 5, 2025, GW-Santa Cruz and GW-Palo Verde each filed a general rate case application with the ACC for water and wastewater rates, respectively. The GW-Santa Cruz and GW-Palo Verde rate case is based on a test year ending December 31, 2024, with updates for changes in post-test year plant. The rate case includes a request for rate increases that, if approved by the ACC, would result in a net annual revenue increase of approximately $6.5 million, to be implemented with the first phase beginning in May 2026 and the second phase in January 2027. The requested rate increases would reflect a proposed resolution of matters relating to the Company’s Southwest Plant with the ACC, including recovery of the Company’s investment and premature revenue collection with respect to the Southwest Plant. The Company also proposed the use of Formula Rates prospectively to address revenue increases in the future, that if approved, would allow costs and investments to be updated annually in a smaller, more gradual fashion.
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
The following table describes current rate case actions as applicable for each of our regulated utilities (in millions):

Company	Approved Return on Equity	Approved Incremental Annual Revenue(1) ($)	Filing Date	ACC Decision #	Rates Effective
Approved Rate Cases
GW-Santa Cruz(2)	9.20%	1.2	July 22, 2020	78644	July 1, 2022
GW-Palo Verde(2)	9.20%	0.7	July 22, 2020	78644	July 1, 2022
GW-Belmont(2)	9.20%	0.2	July 22, 2020	78644	July 1, 2022
GW-Turner(2)	9.20%	0.1	July 22, 2020	78644	July 1, 2022
GW-Saguaro(3)	9.60%	0.4	June 27, 2023	79383	July 1, 2024
GW-Farmers(4)	9.60%	1.1	June 27, 2024	80695	May 1, 2025

Pending Rate Cases
GW-Santa Cruz(5)	In process	In process	March 5, 2025	In process	In process
GW-Palo Verde(5)	In process	In process	March 5, 2025	In process	In process
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
(4)Rates are to be phased-in over three periods, starting with 50% of the increase effective on May 1, 2025. Subsequent 25% portions of the increase will be effective November 1, 2025 and May 1, 2026.
(5)In March 2025, the Company filed a general rate case application with the ACC related to its GW-Santa Cruz and GW-Palo Verde utilities. The GW-Santa Cruz and GW-Palo Verde rate case is based on a test year ending December 31, 2024, with updates for changes in post-test year plant. A procedural schedule has been set, with testimony expected to commence in the fourth quarter of 2025.
For a full summary of the Company’s current regulatory activity, including other approved details of recent rate cases, refer to Note 3 — “Regulatory Matters” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report.

Comparison of Results of Operations for the Three Months Ended June 30, 2025 and 2024
The Company is not organized around a specific product or service, geographic region, or regulatory environment. Refer to Note 17 — “Business Segment Information” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional segment information.
Financial and operational data for the three months ended June 30, 2025 and 2024 is summarized in the following table (in thousands, except for share amounts):

	Three Months Ended		Favorable (Unfavorable)
	June 30,		2025 vs. 2024
	2025	2024	$	%
Revenue	$14,241	$13,510	$731	5.4%
Operating expenses	11,621	10,713	(908)	(8.5)%
Operating income	2,620	2,797	(177)	(6.3)%
Total other expense	(391)	(469)	78	16.6%
Income before income taxes	2,229	2,328	(99)	(4.3)%
Income tax expense	(617)	(598)	(19)	(3.2)%
Net income	$1,612	$1,730	$(118)	(6.8)%

Basic earnings per common share	$0.06	$0.07	$(0.01)	(14.3)%
Diluted earnings per common share	$0.06	$0.07	$(0.01)	(14.3)%
Revenue – Operating revenue is substantially derived from regulated water, wastewater, and recycled water service provided to customers based upon tariff rates approved by the ACC. Regulated revenue consists of amounts billed to customers based on approved fixed monthly fees and consumption based fees, as well as unbilled revenue, which is estimated revenue from the last meter reading date to the end of the accounting period utilizing historical customer data recorded.

The following table summarizes revenue for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Favorable (Unfavorable)
	June 30,		2025 vs. 2024
	2025	2024	$	%
Water service
Basic charge	$3,619	$3,412	$207	6.1%
Consumption	3,611	3,109	502	16.1%
Other	138	147	(9)	(6.1)%
Total water service	7,368	6,668	700	10.5%
Wastewater and recycled water service
Basic	6,280	6,330	(50)	(0.8)%
Consumption	505	406	99	24.4%
Other	88	106	(18)	(17.0)%
Total wastewater and recycled water service	6,873	6,842	31	0.5%
Total regulated revenue	14,241	13,510	731	5.4%
Total revenue	$14,241	$13,510	$731	5.4%

Active water connections	36,382	35,128	1,254	3.6%
Active wastewater connections	29,257	28,128	1,129	4.0%
Total active connections	65,639	63,256	2,383	3.8%

Consumption (in million gallons)
Water service	1,201	1,110	91	8.2%
Recycled water	289	232	57	24.5%
The increase in regulated revenue for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily attributable to the organic growth in active water and wastewater connections, increased water and recycled water consumption, higher rates for GW-Saguaro, resulting from the GW-Saguaro general rate case, effective July 2024 and January 2025, and higher rates for GW-Farmers resulting from the GW-Farmers general rate case, effective May 1, 2025. The increased consumption was predominantly driven by the increase in active connections and higher usage from irrigation and construction customers. The increase in wastewater and recycled water service revenue was partially offset by $0.2 million in bill credits related to the Company's Southwest Plant, which were effective beginning August 2024. Refer to Note 3 - "Regulatory Matters" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of the 2024 Form 10-K for additional information regarding the Southwest Plant bill credits.

Operating Expenses – The following table summarizes operating expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Favorable (Unfavorable)
	June 30,		2025 vs. 2024
	2025	2024	$	%
Personnel costs - operations and maintenance	$1,356	$1,184	$(172)	(14.5)%
Utilities, chemicals and repairs	1,183	1,084	(99)	(9.1)%
Other operations and maintenance expenses	1,378	1,217	(161)	(13.2)%
Total operations and maintenance expense	3,917	3,485	(432)	(12.4)%
Personnel costs - general and administrative	2,236	2,185	(51)	(2.3)%
Professional fees	441	482	41	8.5%
Other general and administrative expenses	1,710	1,565	(145)	(9.3)%
Total general and administrative expense	4,387	4,232	(155)	(3.7)%
Depreciation and amortization	3,317	2,996	(321)	(10.7)%
Total operating expenses	$11,621	$10,713	$(908)	(8.5)%
Operations and Maintenance – Operations and maintenance expenses primarily consist of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax.
Higher personnel costs were primarily attributable to increased salaries and wages as a result of filling previously vacant positions as well as increased medical costs.
The increase in other operations and maintenance expenses was primarily driven by additional contracts with IT service providers and one-time costs related to wastewater disposal.
General and Administrative – General and administrative expenses primarily consist of the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees.
The increase in other general and administrative expenses was primarily attributable to higher costs associated with various service providers.
Depreciation and amortization - The increase for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was substantially attributable to an increase in depreciable fixed assets as well as additional amortization from a new office lease in Pima County in December 2024.
Other Expense – The decrease in other expense was substantially attributable to higher income associated with Buckeye growth premiums of $0.1 million that resulted from an increase in new meter connections in the area for the three months ended June 30, 2025 compared to the same period in 2024. Refer to Note 18 — “Other, Net” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional information regarding the Buckeye growth premiums.
Income Tax Expense – Income tax expenses are slightly higher in the three months ended June 30, 2025 compared to the same period in the prior year. The increase was primarily the result of differences between book and taxable compensation expense associated with share-based compensation awards vested in the second quarter of 2025.

Comparison of Results of Operations for the Six Months Ended June 30, 2025 and 2024
Financial and operational data for the six months ended June 30, 2025 and 2024 is summarized in the following table (in thousands, except for share amounts):

	Six Months Ended		Favorable (Unfavorable)
	June 30,		2025 vs. 2024
	2025	2024	$	%
Revenue	$26,698	$25,120	$1,578	6.3%
Operating expenses	22,823	21,056	(1,767)	(8.4)%
Operating income	3,875	4,064	(189)	(4.7)%
Total other expense	(872)	(795)	(77)	(9.7)%
Income before income taxes	3,003	3,269	(266)	(8.1)%
Income tax expense	(800)	(848)	48	5.7%
Net income	$2,203	$2,421	$(218)	(9.0)%

Basic earnings per common share	$0.08	$0.10	$(0.02)	(20.0)%
Diluted earnings per common share	$0.08	$0.10	$(0.02)	(20.0)%
Revenue
The following table summarizes revenue for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended		Favorable (Unfavorable)
	June 30,		2025 vs. 2024
	2025	2024	$	%
Water service
Basic charge	$7,127	$6,795	$332	4.9%
Consumption	5,957	4,831	1,126	23.3%
Other	264	268	(4)	(1.5)%
Total water service	13,348	11,894	1,454	12.2%
Wastewater and recycled water service
Basic	12,484	12,508	(24)	(0.2)%
Consumption	698	527	171	32.4%
Other	168	191	(23)	(12.0)%
Total wastewater and recycled water service	13,350	13,226	124	0.9%
Total regulated revenue	26,698	25,120	1,578	6.3%
Total revenue	$26,698	$25,120	$1,578	6.3%

Active water connections	36,382	35,128	1,254	3.6%
Active wastewater connections	29,257	28,128	1,129	4.0%
Total active connections	65,639	63,256	2,383	3.8%

Consumption (in million gallons)
Water service	2,037	1,783	254	14.2%
Recycled water	399	301	98	32.5%
The increase in regulated revenue for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily attributable to the organic growth in active water and wastewater connections, increased water and recycled water consumption, higher rates for GW-Saguaro, resulting from the GW-Saguaro general rate case, effective July 2024 and January 2025, and higher rates for GW-Farmers, resulting from the GW-Farmers general rate case, effective May 1, 2025. The increased consumption was predominantly driven by the increase in active connections and higher usage from irrigation, residential, and construction customers. The increase in wastewater and recycled water service revenue was partially offset by

$0.3 million in bill credits related to the Company's Southwest Plant, which were effective beginning August 2024. Refer to Note 3 - "Regulatory Matters" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of the 2024 Form 10-K for additional information regarding the Southwest Plant bill credits.
Operating Expenses – The following table summarizes operating expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended		Favorable (Unfavorable)
	June 30,		2025 vs. 2024
	2025	2024	$	%
Personnel costs - operations and maintenance	$2,696	$2,477	$(219)	(8.8)%
Utilities, chemicals and repairs	2,215	1,875	(340)	(18.1)%
Other operations and maintenance expenses	2,693	2,417	(276)	(11.4)%
Total operations and maintenance expense	7,604	6,769	(835)	(12.3)%
Personnel costs - general and administrative	4,431	4,386	(45)	(1.0)%
Professional fees	908	933	25	2.7%
Other general and administrative expenses	3,235	3,038	(197)	(6.5)%
Total general and administrative expense	8,574	8,357	(217)	(2.6)%
Depreciation and amortization	6,645	5,930	(715)	(12.1)%
Total operating expenses	$22,823	$21,056	$(1,767)	(8.4)%
Operations and Maintenance
Higher personnel costs were primarily attributable to increased salaries and wages as a result of filling previously vacant positions.
Higher utilities, chemicals and repairs were primarily the result of a $0.2 million increase in power purchased to operate pumps and other related equipment as a result of increased consumption, additional processing equipment in operation and utility rate increases. In addition, increased consumption was also the primary driver of a $0.1 million increase in chemical costs.
The increase in other operations and maintenance expenses was primarily driven by additional contracts with IT service providers, one-time costs related to wastewater disposal, and an increase in rent expense as a result of a new office lease in Pima County in December 2024.
General and Administrative
The increase in other general and administrative expenses was primarily attributable to higher costs associated with various service providers and increased costs related to municipality licensing-type agreements.
Depreciation and amortization - The increase for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was substantially attributable to a 6.7% increase in depreciable fixed assets as well as additional amortization from the new office lease referred to above.
Other Expense – The increase in other expense was substantially attributable to lower income associated with Buckeye growth premiums that resulted from fewer new meter connections in the area, and a $0.1 million increase in interest expense, net of interest income, partially offset by higher AFUDC-Equity of $0.1 million, for the six months ended June 30, 2025 compared to the same period in 2024. Refer to Note 18 — “Other, Net” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional information regarding the Buckeye growth premiums.
Income Tax Expense – The primary driver for the decrease in income tax expense was lower pre-tax income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

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
On March 27, 2025, the Company completed a public offering of 3,220,000 shares of its common stock at a public offering price of $10.00 per share, which included 420,000 shares issued and sold to the underwriters following the exercise in full of their option to purchase additional shares of common stock. Certain existing stockholders, including certain directors and/or their affiliates, purchased an aggregate of 1,439,200 shares of common stock at the public offering price. The public offering resulted in approximately $32.2 million of gross proceeds or $30.8 million of net proceeds, after deducting underwriting discounts, commissions and offering expenses paid by the Company.
WIFA Grant and Note
In December 2023, the Company’s GW-Farmers utility was awarded a $1.6 million grant from WIFA to replace manual read meters with advanced metering infrastructure smart meters.
On April 30, 2024, the Company’s Global Water - Rincon Water Company, Inc. utility (now part of GW-Saguaro) entered into a loan agreement with WIFA for a note with a principal amount of $2.4 million (the “WIFA Note”) to improve the utility’s infrastructure, including enhancements to the fluoride treatment system and other projects, of which $0.7 million is forgivable. The WIFA Note is due on April 1, 2044 and bears an interest rate of 4.911%. Funding occurs through one or more draw requests submitted by the Company and the subsequent disbursement of principal by WIFA. The Company received the final disbursements in May 2025, and as of June 30, 2025, the outstanding balance of the WIFA Note was $1.6 million. In connection with the underlying assets being placed in service, the forgivable portion of the loan was recognized as CIAC in June 2025.
Revolver
The Company maintains a revolving credit facility with Northern Trust pursuant to a loan agreement entered into between the parties (as amended, the “Northern Trust Loan Agreement”). On April 14, 2025, the Company and Northern Trust entered into a sixth amendment to the Northern Trust Loan Agreement to, among other things, (i) extend the scheduled maturity date from July 1, 2026 to May 18, 2027 and (ii) increase the maximum principal amount available for borrowing under the Revolver from $15.0 million to $20.0 million. Pursuant to the Northern Trust Loan Agreement, the amounts outstanding bear interest, payable monthly, at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 2.00%. As of June 30, 2025, the Company had no outstanding borrowings under the Revolver.
Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%. The Series A notes (the “Series A Notes”) carry a principal balance of $28.8 million and bear an interest rate of 4.38% over a twelve-year term, with the principal payment due on June 15, 2028. The Series B notes (the “Series B Notes”) carry a principal balance of $70.9 million and bear an interest rate of 4.58% over a 20-year term, with the principal payment due on June 15, 2036. Additionally, on January 3, 2024, the Company issued $20.0 million aggregate principal amount of 6.91% Senior Secured Notes due on January 3, 2034 (the “6.91% Notes” and collectively with the Series A Notes and the Series B Notes, the “Senior Secured Notes”). The 6.91% Notes accrue interest at 6.91% per annum from the date of issuance, payable semi-annually on January 3 and July 3 of each year, beginning on July 3, 2024, with a balloon payment due on January 3, 2034.

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
On July 8, 2025, the Company completed the previously announced acquisition of seven water systems from Tucson Water, the City of Tucson’s water utility, for a purchase price of approximately $8.2 million.
As of June 30, 2025, the Company has no notable near-term cash expenditures, other than for its capital improvement plan and the principal payments for its Series B Notes in the amount of $1.9 million due in both December 2025 and June 2026. While specific facts and circumstances could change, the Company believes that with the cash on hand and the ability to draw on its $20.0 million Revolver, it will be able to generate sufficient cash flows to meet its operating cash flow requirements and capital maintenance needs, whilst remaining in compliance with its debt covenants for the next twelve months and beyond. In addition, the Company may choose to raise additional funds from time to time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures and/or strategic acquisitions for 2025 and beyond. However, there are currently no commitments in place for future financing, and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our stockholders.
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
For the six months ended June 30, 2025, net cash provided by operating activities totaled $8.8 million compared to $13.6 million for the six months ended June 30, 2024. The change in cash from operating activities was primarily driven by higher accounts receivable and unbilled revenue, lower accounts payable, and lower net income in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was partially offset by an increase in depreciation and amortization.
Cash from Investing Activities
The net cash used in investing activities totaled approximately $35.4 million for the six months ended June 30, 2025 compared to $12.2 million for the six months ended June 30, 2024. The $23.2 million increase in cash used in investing activities was the result of an increase in capital expenditures tied to the Company’s capital expenditure plan for 2025.
The Company continues to invest capital prudently in existing, core service areas where the Company is able to deploy the Total Water Management model as this includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. The projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors. As a result, the Company may adjust capital expenditures to correspond with any substantial changes in demand for new development in its service areas. The Company expected to continue its elevated level of capital expenditures in 2025 relative to 2024.

Cash from Financing Activities
The net cash provided by financing activities totaled $27.8 million for the six months ended June 30, 2025, a $14.2 million increase, as compared to $13.6 million in cash provided by financing activities for the six months ended June 30, 2024. This increase was primarily driven by $30.8 million of proceeds from the issuance of common stock, net of issuance costs, and an increase of $0.8 million in AIAC and CIAC in the six months ended June 30, 2025 compared to a $20.0 million of proceeds from the issuance of the 6.91% Notes and the repayment of $2.3 million in Revolver borrowings in the six months ended June 30, 2024.
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
Debt Covenants
The Company’s Senior Secured Notes and Revolver (collectively, the “debt securities”) require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. The debt securities also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. Further, the foregoing covenants are subject to various qualifications and limitations as set forth in each of the debt securities’ respective agreements. The debt securities are subject to certain customary events of default after which they could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. As of June 30, 2025, the Company was in compliance with its financial debt covenants under the Senior Secured Notes and the Northern Trust Loan Agreement.
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
As of June 30, 2025, the Company did not have any off-balance sheet arrangements.
Critical Accounting Estimates
A summary of our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our 2024 Form 10-K. There were no material changes made as of June 30, 2025.
ITEM 3. Qualitative and Quantitative Disclosures About Market Risk
Not applicable
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no material change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the ordinary course of business, the Company may, from time to time, be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. To our knowledge, the Company is not involved in any legal proceeding which is expected to have a material effect on the Company.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in Part I, Item 1A of the 2024 Form 10-K. There have been no material changes to such risk factors, other than as set forth below:
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
In particular, water resource constraints exist in certain areas within Pinal County near and around the City of Maricopa. We have obtained two DAWS in the Maricopa/Casa Grande service area (GW-Santa Cruz) for approximately 22,900 acre-feet of water use in total. We have significant unused capacity provided by the large DAWS in the north, including the incorporated City of Maricopa. In Pinal County, southwest of the City of Maricopa, growth covered by the smaller DAWS is more constrained by state law and groundwater regulations, which may impact developers’ ability to obtain final plat approval if the DAWS is not expanded. While we believe we have sufficient capacity for many years to support connection growth in this area, it is the increase in land entitlement that may exceed the allocation of the smaller DAWS, which in turn may limit future plat approvals. We are working with our development partners and others to develop long-term solutions for this area. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Results of Operations—Access to and Quality of Water Supply”, included in Part I, Item 2 of this report.
In addition, if we chose to expand to states other than Arizona, we may have difficulty acquiring the necessary approvals and permits or complying with environmental, health and safety or quality standards of such states. See “Risk Factors—Business and Operational Factors — Doing business in jurisdictions other than Arizona may present unforeseen regulatory, legal and operational challenges that could impede or delay our operations or adversely affect our profitability,” included in Part I, Item 1A of the 2024 Form 10-K
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
a) Sales of Unregistered Securities
No unregistered securities were sold during the three months ended June 30, 2025.
b) Use of Proceeds
None.
c) Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock the Company made during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2025	—	$—	—	$—
May 1 to May 31, 2025	11,347	10.41	—	—
June 1 to June 30, 2025	—	—	—	—
Total	11,347		—	$—

(1) Represents shares withheld from employees or board members to satisfy certain tax obligations due in connection with the vesting of restricted stock awards granted under the Global Water Resources, Inc. 2020 Omnibus Incentive Plan. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting date.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

Global Water Resources, Inc.

Date:	August 13, 2025	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)