Form 10-Q
period 2025-09-30
Global Water Resources, Inc.
filed 2025-11-12
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 10, 2025, the registrant had 28,750,265 shares of common stock, $0.01 par value per share, outstanding.

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

The Company’s Utilities
GW-Santa Cruz	Global Water - Santa Cruz Water Company, Inc.
GW-Palo Verde	Global Water - Palo Verde Utilities Company, Inc.
GW-Farmers	Global Water - Farmers Water Company, Inc.
GW-Hassayampa	Global Water - Hassayampa Utilities Company, Inc.
GW-Belmont	Global Water - Belmont Water Company, Inc.
GW-Turner	Global Water - Turner Ranches Irrigation, Inc.
GW-Saguaro	Global Water - Saguaro District Water Company, Inc.
GW-Ocotillo	Global Water - Ocotillo Water Company, Inc.
Abbreviations and Other
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
ADWR	Arizona Department of Water Resources
AFUDC	Allowance for funds utilized during construction
AIAC	Advances in Aid of Construction
ALJ	Administrative Law Judge
AMA	Active Management Area
AMI	Automated meter infrastructure
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CC&N	Certificate of Convenience & Necessity
CIAC	Contributions in Aid of Construction
CODM	Chief operating decision maker
Company (we, us, our, GWRI)	Global Water Resources, Inc.
CP Water	CP Water Company
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
HUF	Hook-up fee
ICFA	Infrastructure coordination and financing agreement
IT	Information technology
MCL	Maximum contaminant level
Northern Trust	The Northern Trust Company, an Illinois banking corporation
NPDWR	National Primary Drinking Water Regulations
PFAS	Per- and polyfluoroalkyl substances
Revolver	Revolving credit facility with Northern Trust
ROO	Recommended Opinion and Order
RSA	Restricted stock award
RSU	Restricted stock unit
RUCO	The Residential Utility Consumer Office, an office representing the interests of residential utility ratepayers
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
WIFA	Water Infrastructure Finance Authority of Arizona

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Utility Plant	$591,887	$512,993
Less accumulated depreciation	(164,417)	(153,614)
Net utility plant	427,470	359,379
Current Assets
Cash and cash equivalents	15,255	9,047
Accounts receivable, net of allowance for credit losses of $178 and $163, respectively	3,768	3,233
Unbilled revenue	3,665	3,109
Taxes, prepaid expenses and other current assets	2,348	4,080
Total current assets	25,036	19,469
Other Assets
Goodwill	6,511	9,486
Intangible assets, net	8,475	8,427
Regulatory assets	7,029	4,032
Restricted cash	2,320	2,109
Right-of-use assets, net	3,693	2,157
Other noncurrent assets	118	78
Total other assets	28,146	26,289
Total Assets	$480,652	$405,137
Capitalization and Liabilities
Capitalization
Common stock, $0.01 par value, 60,000,000 shares authorized; 29,108,718 and 24,570,994 shares issued, respectively	$286	$240
Treasury stock, 358,453 and 344,978 shares, respectively	(2)	(2)
Additional paid-in capital	89,341	47,366
Retained earnings	—	—
Total shareholders’ equity	89,625	47,604
Long-term debt, net	116,797	118,518
Total Capitalization	206,422	166,122
Current Liabilities
Accounts payable	933	2,051
Customer and meter deposits	1,649	1,609
Long-term debt, current portion	3,939	3,926
Leases, current portion	793	871
Accrued expenses and other current liabilities	13,891	13,801
Total current liabilities	21,205	22,258
Other Liabilities
Revolver borrowings	6,850	—
Long-term lease liabilities	3,565	1,450
Deferred revenue - ICFA	22,527	21,517
Regulatory liabilities	5,353	5,386
Advances in aid of construction	153,507	126,467
Contributions in aid of construction, net	38,359	36,834
Deferred income tax liabilities, net	9,993	9,698
Other noncurrent liabilities	12,871	15,405
Total other liabilities	253,025	216,757
Commitments and contingencies (Refer to Note 17)
Total Capitalization and Liabilities	$480,652	$405,137
See accompanying notes to the condensed consolidated financial statements (unaudited)

GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Water service	$8,481	$7,493	$21,829	$19,387
Wastewater and recycled water service	7,038	6,828	20,388	20,054
Total revenue	15,519	14,321	42,217	39,441
Operating Expenses
Operations and maintenance	4,123	3,444	11,727	10,213
General and administrative	4,919	3,960	13,493	12,317
Depreciation and amortization	3,555	2,933	10,200	8,863
Total operating expenses	12,597	10,337	35,420	31,393
Operating Income	2,922	3,984	6,797	8,048
Other Income (Expense)
Interest income	45	240	360	744
Interest expense	(1,490)	(1,504)	(4,464)	(4,577)
Other, net	880	1,266	2,667	3,040
Total other income (expense)	(565)	2	(1,437)	(793)
Income Before Income Taxes	2,357	3,986	5,360	7,255
Income Tax Expense	(640)	(1,061)	(1,440)	(1,909)
Net Income	$1,717	$2,925	$3,920	$5,346

Basic earnings per common share	$0.06	$0.12	$0.15	$0.22
Diluted earnings per common share	$0.06	$0.12	$0.15	$0.22
Dividends declared per common share	$0.08	$0.08	$0.23	$0.23

Weighted average number of common shares used in the determination of:
Basic	27,475,956	24,219,564	26,447,769	24,198,270
Diluted	27,508,451	24,302,521	26,500,207	24,301,974
 See accompanying notes to the condensed consolidated financial statements (unaudited)

GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)
(in thousands, except share and per share amounts)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of December 31, 2024	24,570,994	$240	(344,978)	$(2)	$47,366	$—	$47,604
Dividend declared $0.08 per share	—	—	—	—	(1,332)	(591)	(1,923)
Issuance of common stock, net	3,220,000	32	—	—	30,751	—	30,783
Share-based compensation	5,905	—	(943)	—	161	—	161
Net income	—	—	—	—	—	591	591
Balance as of March 31, 2025	27,796,899	272	(345,921)	(2)	76,946	—	77,216
Dividend declared $0.08 per share	—	—	—	—	(475)	(1,612)	(2,087)
Issuance of common stock, net	—	—	—	—	(1)	—	(1)
Share-based compensation	33,646	1	(11,347)	—	(1)	—	—
Net income	—	—	—	—	—	1,612	1,612
Balance as of June 30, 2025	27,830,545	273	(357,268)	(2)	76,469	—	76,740
Dividend declared $0.08 per share	—	—	—	—	(405)	(1,717)	(2,122)
Issuance of common stock, net	1,270,572	13	—	—	13,034	—	13,047
Share-based compensation	7,601	—	(1,185)	—	243	—	243
Net income	—	—	—	—	—	1,717	1,717
Balance as of September 30, 2025	29,108,718	$286	(358,453)	$(2)	$89,341	$—	$89,625

Balance as of December 31, 2023	24,492,918	$240	(317,677)	$(2)	$47,585	$797	$48,620
Dividend declared $0.08 per share	—	—	—	—	(1,128)	(691)	(1,819)
Share option exercise	5,277	—	(4,405)	—	198	—	198
Net income	—	—	—	—	—	691	691
Balance as of March 31, 2024	24,498,195	240	(322,082)	(2)	46,655	797	47,690
Dividend declared $0.08 per share	—	—	—	—	—	(1,821)	(1,821)
Share-based compensation	62,840	—	(21,543)	—	16	—	16
Net income	—	—	—	—	—	1,730	1,730
Balance as of June 30, 2024	24,561,035	240	(343,625)	(2)	46,671	706	47,615
Dividend declared $0.08 per share	—	—	—	—	—	(1,823)	(1,823)
Share option exercise	—	—	(704)	—	—	—	—
Share-based compensation	4,920	—	—	—	124	—	124
Net income	—	—	—	—	—	2,925	2,925
Balance as of September 30, 2024	24,565,955	$240	(344,329)	$(2)	$46,795	$1,808	$48,841

See accompanying notes to the condensed consolidated financial statements (unaudited)

GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$3,920	$5,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,200	8,863
Share-based compensation	715	873
Deferred income tax expense	417	1,838
AFUDC-Equity	(839)	(682)
Operating lease expense	287	298
Other adjustments	162	6
Changes in assets and liabilities
Accounts receivable and other current assets	712	(1,387)
Accounts payable and other current liabilities	1,987	705
Other noncurrent assets	(18)	38
Other noncurrent liabilities	(67)	(102)
Net cash provided by operating activities	17,476	15,796
Cash Flows from Investing Activities:
Capital expenditures	(49,629)	(19,171)
Cash paid for acquisitions, net of cash acquired	(8,098)	—
Net cash used in investing activities	(57,727)	(19,171)
Cash Flows from Financing Activities:
Dividends paid	(6,016)	(5,462)
Advances and contributions in aid of construction	5,542	10,455
Refunds of advances for construction	(1,327)	(1,256)
Repayments of notes payable	(1,993)	(1,952)
Revolver borrowings	7,200	—
Revolver repayments	(350)	(2,315)
Loan borrowings	222	22,137
Issuance of common stock, net of issuance costs	44,130	—
Financing costs of debt and equity transactions	(299)	(418)
Other financing activities	(439)	(499)
Net cash provided by financing activities	46,670	20,690
Increase in cash, cash equivalents, and restricted cash	6,419	17,315
Cash, cash equivalents, and restricted cash — Beginning of period	11,156	4,763
Cash, cash equivalents, and restricted cash — End of period	$17,575	$22,078
 See accompanying notes to the condensed consolidated financial statements (unaudited)
Supplemental disclosure of cash flow information:

	Nine months ended September 30,
	2025	2024
Cash and cash equivalents	$15,255	$18,145
Restricted cash	2,320	3,933
Total cash, cash equivalents, and restricted cash	$17,575	$22,078

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
1. Description of Business, Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements
Basis of Presentation and Principles of Consolidation
The Company’s condensed consolidated financial statements (unaudited) and related disclosures as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the Company’s opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software. The amendments in ASU 2025-06 remove all references to project stages throughout Subtopic 350-40 and clarify (i) the threshold entities apply to begin capitalizing costs and (ii) disclosure requirements. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impacts this amendment will have on its consolidated financial statements and required disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides entities with a practical expedient when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under Revenue from Contracts with Customers (Topic 606). The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. For entities that elect the practical expedient, ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impacts this amendment will have on its consolidated financial statements and required disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This pronouncement requires disaggregated disclosure of income statement expenses for public business entities. In January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of this standard. This standard requires disclosure in tabular format of disaggregation of relevant expense captions presented on the income statement by certain natural expense categories with certain related qualitative disclosures within the notes to the financial statements. The ASU does not change the expense captions an entity presents on the income statement. The standard is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impacts this amendment will have on its consolidated financial statements and required disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect this pronouncement to have a material impact on its income tax disclosures and intends to adopt the pronouncement for its Annual Report on Form 10-K for the year ending December 31, 2025.

2. Acquisitions
Acquisition of Water Systems from City of Tucson
On July 8, 2025, the Company’s GW-Ocotillo subsidiary completed the previously announced acquisition of seven water systems from Tucson Water, the City of Tucson’s water utility, in an all-cash transaction for an amended purchase price of approximately $8.1 million. The systems served approximately 2,200 water service connections in and around Pima County with a rate base of approximately $7.7 million at the time of acquisition.
The acquisition, which served to grow our footprint in Pima County, was accounted for as a business combination under ASC 805, “Business Combinations” and the purchase price was allocated to the acquired utility assets and liabilities based on the acquisition-date fair values. Fair values are determined in accordance with ASC 820 “Fair Value Measurement,” which allows for the characteristics of the acquired assets and liabilities to be considered, particularly restrictions on the use of the asset and liabilities. Regulation is considered both a restriction on the use of the assets and liabilities, as it relates to inclusion in rate base, and a fundamental input to measuring the fair value in a business combination. Substantially all the Company’s operations are subject to the rate-setting authority of the ACC and are accounted for pursuant to accounting guidance for regulated operations. The rate-setting and cost recovery provisions currently in place for the Company’s regulated operations provide revenues derived from costs, including a return on investment of assets and liabilities included in rate base. As such, the fair value of the acquired utility assets and liabilities subject to these rate-setting provisions approximates the pre-acquisition carrying values and does not reflect any net valuation adjustments.
The purchase price allocation of the net assets acquired in the transaction is as follows as of the acquisition date (in thousands):

Net assets acquired:
Utility plant, net	$7,731
Cash	25
Accounts receivable	163
Other accrued liabilities	(25)
Total net assets assumed	7,894
Goodwill	229
Total purchase price	$8,123
The goodwill reflects the value paid primarily for the long-term potential for connection growth as a result of the Company’s increased scale and diversity, opportunities for synergies, and an improved risk profile.
While the Company uses the best available estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, such estimates are inherently uncertain and subject to refinement. Events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results. As a result, during the one-year measurement period from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Any adjustments subsequent to the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, will be recorded in the Company’s Condensed Consolidated Statements of Operations.
3. Regulatory Matters
Recent ACC Rulings and Activity
2025 GW-Santa Cruz and GW-Palo Verde Rate Case
On March 5, 2025, GW-Santa Cruz and GW-Palo Verde (collectively, the “GW-Utilities”) each filed a general rate case application with the ACC for water and wastewater rates, respectively. The GW-Santa Cruz and GW-Palo Verde rate case is based on a test year ending December 31, 2024, with updates for changes in post-test year plant. On October 1, 2025, the ACC Utilities Division (“ACC Staff”) and RUCO filed their respective initial written testimonies with the ACC in the rate case.
The GW-Utilities provided their rebuttal testimony on November 6, 2025. Surrebuttal testimony from ACC Staff and RUCO is due December 1, 2025, and rejoinder testimony from the GW-Utilities is due December 10, 2025. A hearing with the ALJ is scheduled to begin December 15, 2025, after which the ALJ will issue a ROO that the ACC will vote on at a later date. Both the ROO and the ACC vote are anticipated in the first half of 2026.

2024 GW-Farmers Rate Case - Decision No. 80695 - Issued April 29, 2025
On June 27, 2024, GW-Farmers filed a rate case application with the ACC for increased water rates based on a 2023 test year, with updates for changes in post-test year plant through December 31, 2024. On April 29, 2025, the ACC approved GW-Farmers’ rate case application in Decision No. 80695. Among other approvals, Decision No. 80695 approved an increase in GW-Farmers’ annual revenue requirement of $1.1 million and a return on equity of 9.6%, with increased rates to be phased-in over three periods. 50% of the increase was effective on May 1, 2025, with another 25% effective on November 1, 2025. The final 25% increase will be phased in on May 1, 2026. In addition to the rate increase, Decision No. 80695 also approved a deferral of the recovery of an acquisition premium of approximately $3 million related to the Company’s acquisition of GW-Farmers, which the Company recorded as of March 31, 2025. Decision No. 80695 calls for the acquisition premium to be recovered in a future rate case, subject to the GW-Farmers utility being found viable by the ACC. Refer to Note 8 – “Goodwill” for additional information.
2022 GW-Saguaro Rate Case - Decision No. 79383 - Issued June 20, 2024
On June 20, 2024, the ACC issued Decision No. 79383, which related to each of the rate case applications filed by seven of the Company’s regulated water utilities for increased water rates based on a 2022 test year. Decision No. 79383 approved, among other things, a collective annual revenue increase of approximately $351,000. The approved rates are being phased-in over five periods with the first increase effective July 1, 2024. The subsequent four increases will be effective on January 1 of each subsequent year. The majority of the revenue increase was phased in on January 1, 2025.

4. Revenue Recognition
Disaggregated Revenue
For the three and nine months ended September 30, 2025 and 2024, disaggregated revenue from contracts with customers by major source and customer class is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Regulated revenue
Water Service
Residential	$5,583	$5,034	$14,961	$14,003
Irrigation	1,530	1,205	3,323	2,459
Commercial	652	446	1,447	1,158
Multi-family	121	95	313	231
Construction	251	469	1,002	861
Other water revenue	344	244	783	675
Total water revenue	8,481	7,493	21,829	19,387
Wastewater and recycled water service
Residential	5,978	5,796	17,775	17,607
Commercial	297	292	877	908
Multi-family	93	44	200	126
Recycled water revenue	568	607	1,266	1,133
Other wastewater revenue	102	89	270	280
Total wastewater and recycled water revenue	7,038	6,828	20,388	20,054
Total revenue	$15,519	$14,321	$42,217	$39,441
Contract Balances
The Company’s contract assets and liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Contract assets
Accounts receivable, net	$3,768	$3,233
Total contract assets	$3,768	$3,233
Contract liabilities
Deferred revenue - ICFA	$22,527	$21,517
Total contract liabilities	$22,527	$21,517
Accounts Receivable and Allowance for Credit Losses
Accounts receivable as of September 30, 2025 and December 31, 2024 consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Billed receivables	$3,946	$3,396
Less provision for credit losses	(178)	(163)
Accounts receivable, net	$3,768	$3,233

The following table summarizes the allowance for credit loss activity as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Beginning of Period	$(163)	$(122)
Credit Loss Expense	(99)	(103)
Write Offs	94	90
Recoveries	(10)	(28)
End of Period	$(178)	$(163)
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

	December 31, 2024 Balance	Payments Allocated to Deferred Revenue	Revenue Recognized	September 30, 2025 Balance
Deferred Revenue - ICFA	$21,517	$1,010	$—	$22,527
5. Earnings Per Share
Basic EPS in each period of this report were calculated by dividing net income by the weighted-average number of shares during those periods. Diluted EPS includes additional weighted-average common stock equivalents (options and restricted stock awards), if dilutive. A reconciliation of the denominator used in basic and diluted EPS calculations is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Basic weighted average common shares outstanding	27,476	24,220	26,448	24,198
Effect of dilutive securities:
Option grants	15	79	29	80
Restricted stock awards	17	4	23	24
Total dilutive securities	32	83	52	104
Diluted weighted average common shares outstanding	27,508	24,303	26,500	24,302
Anti-dilutive shares excluded from earnings per diluted shares	129	—	130	—
For the three and nine months ended September 30, 2025, approximately 129,000 and 130,000 share-based awards, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive under the treasury stock method.

6. Utility Plant
Utility plant as of September 30, 2025 and December 31, 2024 consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Transmission and distribution plant	$356,546	$321,075
Equipment	78,764	67,917
Office buildings and other structures	72,564	67,313
Construction work-in-progress	81,116	54,388
Land	2,897	2,300
Total utility plant	$591,887	$512,993
Depreciation expense related to depreciable property was $3.5 million and $2.9 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense related to depreciable property was $10.0 million and $8.6 million for the nine months ended September 30, 2025 and 2024, respectively.
7. Taxes, prepaid expenses and other current assets
Taxes, prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid insurance	$845	$533
Prepaid expense	711	648
Buckeye growth premiums receivable	615	738
Income tax receivable	149	149
ICFA receivable	—	1,871
Other current assets	28	141
Taxes, prepaid expenses and other current assets	$2,348	$4,080
8. Goodwill
The Company’s goodwill is related to historical acquisitions. As of September 30, 2025, there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to the acquisitions.
In March 2025, in connection with the 2024 GW-Farmers rate case, the Company reclassified approximately $3.0 million of goodwill to regulatory assets to establish an acquisition premium. Refer to Note 3 – “Regulatory Matters” for additional information. In addition, an immaterial adjustment to goodwill was recorded during the second quarter of 2025.
In July 2025, the Company recorded an additional $0.2 million of goodwill in connection with the seven water systems acquired from the City of Tucson (refer to Note 2 – Acquisitions for additional information).
Changes in the carrying value of goodwill were as follows (in thousands):

September 30, 2025
December 31, 2024	$9,486
Acquisition activity	229
Reclassification to regulatory assets	(2,959)
Other adjustments	(245)
September 30, 2025	$6,511

9. Equity
Private Placement of Common Stock
On September 30, 2025, the Company entered into a securities purchase agreement for the issuance and sale by the Company of an aggregate of 1,270,572 shares of the Company’s common stock at a purchase price of $10.30 per share in an offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. The Company received gross proceeds of approximately $13.1 million from the offering. Certain existing shareholders, including certain directors and/or their affiliates, purchased an aggregate of 882,223 shares of common stock in the offering at the purchase price.
Public Offering of Common Stock
On March 27, 2025, the Company completed a public offering of 3,220,000 shares of its common stock at a public offering price of $10.00 per share, which included 420,000 shares issued and sold to the underwriters following the exercise in full of their option to purchase additional shares of common stock. Certain existing shareholders, including certain directors and/or their affiliates, purchased an aggregate of 1,439,200 shares of common stock at the public offering price. The public offering resulted in approximately $32.2 million of gross proceeds or $30.8 million of net proceeds, after deducting underwriting discounts, commissions and offering expenses paid by the Company.
10. Debt
WIFA Note
On April 30, 2024, the Company’s Global Water - Rincon Water Company, Inc. utility (now part of GW-Saguaro) entered into a loan agreement with WIFA for a note with a principal amount of $2.4 million (the “WIFA Note”) to improve the utility’s infrastructure, including enhancements to the fluoride treatment system and other projects, of which $0.7 million is forgivable. The WIFA Note is due on April 1, 2044 and bears an interest rate of 4.911%. Funding occurs through one or more draw requests submitted by the Company and the subsequent disbursement of principal by WIFA. The Company received the final disbursements in May 2025, and as of September 30, 2025, the outstanding balance of the WIFA Note was $1.6 million. In connection with the underlying assets being placed in service, the forgivable portion of the loan was recognized as CIAC in June 2025.
Revolver
The Company maintains a revolving credit facility with Northern Trust pursuant to a loan agreement entered into between the parties (as amended, the “Northern Trust Loan Agreement”). On April 14, 2025, the Company and Northern Trust entered into a sixth amendment to the Northern Trust Loan Agreement to, among other things, (i) extend the scheduled maturity date from July 1, 2026 to May 18, 2027 and (ii) increase the maximum principal amount available for borrowing under the Revolver from $15.0 million to $20.0 million. As of September 30, 2025, the Company had outstanding borrowings of $6.9 million under the Revolver, and the weighted average interest rate of the borrowings was 6.43%. As of December 31, 2024, the Company had no outstanding borrowings under the Revolver.

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of September 30, 2025 and December 31, 2024 consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued project liabilities	$3,563	$5,858
Other taxes	2,161	1,648
Interest	1,969	1,180
Accrued payroll	1,635	991
AIAC refunds, current portion	1,400	1,431
Customer prepayments	891	556
Dividend payable	728	614
Accrued license fees	382	353
Other accrued liabilities	1,162	1,170
Total accrued expenses and other current liabilities	$13,891	$13,801
12. Leases
In the third quarter of 2025, the Company remeasured one of its operating leases for office space as a result of extending the termination date from April 30, 2027 to April 30, 2032. The lease remeasurement resulted in an increase in the lease liability and right-of-use asset of approximately $2.1 million on the condensed consolidated balance sheets (unaudited). The lease remeasurement did not materially impact the condensed consolidated statements of operations (unaudited).
13. Fair Value
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent Consideration	—	—	1,911	1,911	—	—	1,942	1,942
Total	$—	$—	$1,911	$1,911	$—	$—	$1,942	$1,942
Contingent consideration is included within Other noncurrent liabilities on the condensed consolidated balance sheets (unaudited). Refer to Note 17 — “Commitments and Contingencies” for additional information about contingent consideration.
Other Fair Value Disclosures for Financial Instruments
HUF Funds - restricted cash and Certificates of Deposit - Restricted are presented on the Restricted cash line item of the Company’s condensed consolidated balance sheets (unaudited) and are valued at amortized cost, which approximates fair value.
The Company’s line of credit is presented as a separate line item within the other liabilities section of the condensed consolidated balance sheets (unaudited) and is valued at amortized cost, which approximates fair value due to its variable interest rate that resets daily based on the daily simple SOFR plus a 2.1% spread. Refer to Note 10 — “Debt” for additional information about the line of credit.

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

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$116,797	$117,501	$118,518	$118,702
14. Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2025 and 2024 applied to year-to-date pretax income, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended September 30, 2025 and 2024 were 27.2% and 26.6%, respectively. The effective tax rates for the nine months ended September 30, 2025 and 2024 were 26.9% and 26.3%, respectively.
The effective tax rates were largely consistent for both the three and nine months ended September 30, 2025 and 2024 as compared to the relative prior year periods.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act into law, enacting significant changes to U.S. federal tax law. While we are currently evaluating the impacts of this new legislation, we do not anticipate a material impact on our results of operations, cash flows, and financial position.
15. Share-based Compensation
Share-based compensation to both employees and non-employees for the three and nine months ended September 30, 2025 and 2024, respectively, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee - RSA	$198	$55	$411	$450
Employee - RSU	85	124	241	280
Total employee share-based compensation	283	179	652	730
Non-employee - RSA	58	68	115	156
Non-employee - RSU	10	30	(52)	(14)
Total non-employee share-based compensation	68	98	63	142
Total share-based compensation	$351	$277	$715	$872
16. Transactions With Related Parties
The Company provides medical benefits to employees through its participation in a pooled plan sponsored by an affiliate of a significant shareholder and director of the Company. Medical claims paid to the plan were approximately $0.5 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively. Medical claims paid to the plan were approximately $1.5 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively.
Certain directors and/or their affiliates purchased an aggregate of 1,439,200 shares of common stock at the public offering price in the Company’s public offering of common stock in March 2025. In addition, certain directors and/or their affiliates purchased an aggregate of 882,223 shares of common stock at a purchase price of $10.30 in the Company’s private placement offering of common stock in September 2025. Refer to Note 9 — “Equity,” for additional information.

17. Commitments and Contingencies
Commitments
On February 1, 2023, the Company acquired all of the equity of Farmers Water Co., an operator of a water utility with service area in Pima County, Arizona. Under the terms of the purchase agreement, the Company is obligated to pay the seller a growth premium equal to $1,000 (not in thousands) for each new account established within the specified growth premium areas, up to a maximum total aggregate growth premium of $3.5 million. The obligation period of the growth premium commenced on the closing date of the acquisition and ends (i) ten years after the first new account for residential purposes is established on land that was, at the time of the closing date of the acquisition, undeveloped or unplatted and owned by the seller within the service area; or (ii) ten years after the date of closing if a new account (as previously described) has not been established. As of September 30, 2025, no new account was established on land that was undeveloped or unplatted at the closing date of the acquisition. The fair value of the contingent consideration was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company’s estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate. The estimated fair value of the remaining liability was $1.2 million as of both September 30, 2025 and December 31, 2024 and is included in “Other noncurrent liabilities” on the condensed consolidated balance sheets (unaudited).
Within the service area of its GW-Saguaro utility, the Company is required to pay a growth premium equal to $750 (not in thousands) for each new account established within specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date, or twenty years from the acquisition date. As of September 30, 2025, no meters have been installed and no accounts have been established in any of the specified growth premium areas. The fair value of the contingent consideration was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company’s estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate. The fair value of the remaining liability was $0.7 million as of both September 30, 2025 and December 31, 2024, and is included in “Other noncurrent liabilities” on the condensed consolidated balance sheets (unaudited).
The Company has previously received certain ICFA advances related to its CP Water utility, which the Company is obligated to repay in the form of specified future ICFA fee reductions when those ICFA fees are due. The liability was $0.9 million as of both September 30, 2025 and December 31, 2024 and is included in “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets (unaudited).
Asset Retirement Obligations
The Company has recorded asset retirement obligations associated with various legal obligations including costs to remove and dispose of ADEQ specified materials located within some of the Company’s facilities. As of September 30, 2025 and December 31, 2024, the estimated liability was $1.1 million and $0.7 million, respectively, and is included in “Other noncurrent liabilities” on the condensed consolidated balance sheets (unaudited).
Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect the Company’s financial position, results of operations, or cash flows.

18. Business Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluate regularly by the CODM in deciding how to allocate resources and in assessing operating performance. At September 30, 2025, the Company is organized and operated as one operating and reportable segment as the Company is not organized around specific products and services, geographic regions, or regulatory environments. Further, the Company currently operates in one geographic region within the State of Arizona, wherein each operating utility operates within the same regulatory environment. Operating revenue is substantially derived from regulated water, wastewater, and recycled water service provided to customers based upon tariff rates approved by the ACC. Refer to Note 4 — “Revenue Recognition” for additional information on the Company’s sources of revenue, and refer to the condensed consolidated financial statements (unaudited) for measures of profit and loss, total assets, and capital expenditures of the Company.
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
The CODM regularly reviews the results of the Company based on GAAP net income as well as non-GAAP measures, EBITDA and Adjusted EBITDA. The Company defines EBITDA as net income before interest, income taxes, depreciation, and amortization and Adjusted EBITDA as EBITDA excluding the gain or loss related to (i) nonrecurring events; (ii) restricted stock expense related to awards made to employees and the board of directors; and (iii) disposal of assets, as applicable. Management believes that EBITDA and Adjusted EBITDA are useful supplemental measures of the Company’s operating performance and provide the Company’s investors meaningful measures of overall corporate performance. EBITDA is also presented because management believes that it is frequently used by investment analysts, investors, and other interested parties as a measure of financial performance. Adjusted EBITDA is also presented because management believes that it provides the Company’s investors an additional measure of the Company’s recurring core business. A reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$1,717	$2,925	$3,920	$5,346
Income tax expense	640	1,061	1,440	1,909
Interest income	(45)	(240)	(360)	(744)
Interest expense	1,490	1,504	4,464	4,577
Depreciation and amortization	3,555	2,933	10,200	8,863
EBITDA	7,357	8,183	19,664	19,951
Gain on disposal of fixed assets	—	12	—	(5)
Restricted stock expense	256	123	526	606
Acquisition gain resulting from regulatory decision	—	—	—	(37)
Gain on adjustment of contingent consideration liability	—	(119)	—	(119)
Storm-related expenses	172	—	172	—
EBITDA adjustments	428	16	698	445
Adjusted EBITDA	$7,785	$8,199	$20,362	$20,396

The CODM reviews the following significant expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment Revenue	$15,519	$14,321	$42,217	$39,441
Segment Expenses
Personnel costs - operations and maintenance	1,436	1,099	4,132	3,576
Utilities, chemicals and repairs	1,229	1,153	3,444	3,028
Other operations and maintenance expenses	1,458	1,192	4,151	3,609
Personnel costs - general and administrative	2,470	2,100	6,901	6,486
Professional fees	525	381	1,433	1,314
Other general and administrative expenses	1,924	1,479	5,159	4,517
Depreciation and amortization	3,555	2,933	10,200	8,863
Total operating expenses	12,597	10,337	35,420	31,393
Operating income	2,922	3,984	6,797	8,048
Other Income (Expense)
Buckeye growth premiums	615	918	1,848	2,175
Other segment income and expenses	(1,180)	(916)	(3,285)	(2,968)
Total other expense	(565)	2	(1,437)	(793)
Income tax expense	(640)	(1,061)	(1,440)	(1,909)
Net Income	$1,717	$2,925	$3,920	$5,346
Other operations and maintenance and other general and administrative expenses include contract services, business development, board compensation, rent, insurance and taxes other than income taxes. Other segment income expenses include interest income, interest expense, AFUDC, and gains and losses on disposal of assets.
19. Other, Net
Other, net for the three and nine months ended September 30, 2025 and 2024 consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Buckeye growth premiums	$615	$918	$1,848	$2,175
AFUDC-Equity	283	238	839	682
Other	(18)	110	(20)	183
Total Other, net	$880	$1,266	$2,667	$3,040

20. Supplemental Cash Flow Information
The following is supplemental cash flow information for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information:
Cash paid for interest - net of amounts capitalized	$3,781	$3,114
Cash paid for income taxes	1,364	107
Operating cash flows used for finance leases	42	31
Operating cash flows used for operating leases	297	200
Financing cash flows used for finance leases	289	183
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	3,898	3,417
Utility Plant constructed by developers and conveyed	23,897	10,831
Finance lease additions	7	604
HUF transferred to CIAC	1,371	766
Asset retirement obligation additions	418	—
Operating lease remeasurement	2,095	—

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of Global Water Resources, Inc.’s financial condition and results of operations (“MD&A”) relate to the three and nine months ended September 30, 2025 and should be read together with the consolidated financial statements and accompanying notes included in Part I, Item 1 of this report.
Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q are forward-looking in nature and may constitute “forward-looking information” within the meaning of applicable securities laws. Often, but not always, forward-looking statements can be identified by the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “projects”, “estimates”, “objective”, “goal”, “focus”, “aim”, “should”, “could”, “may”, and similar expressions. These forward-looking statements include future estimates described in “Business Outlook”, “Factors Affecting our Results of Operations”, and “Liquidity and Capital Resources”. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, growth, and opportunities; future financial performance; regulatory and ACC proceedings, decisions and approvals, such as the anticipated benefits resulting from rate decisions, including any collective revenue increases due to new water and wastewater rates, our beliefs and expectations pertaining to ACC actions relating to our Southwest Plant, as well as the outcome, timing and other statements regarding our plans, expectations and estimates relating to our rate cases and other applications with the ACC, including estimated rate base; our plans relating to future filings of our rate cases with the ACC; acquisition plans and strategies, including our ability to complete additional acquisitions, and our expectations about future benefits of our acquisitions, such as projected revenue from our acquisitions, as well as our plans relating to the integration and upgrade of acquired water systems; statements concerning Arizona’s Assured Water Supply “Ag-to-Urban” program, including anticipated benefits; expectations about prospective growth and opportunities, including the company’s belief that its regionally planned service areas can ultimately serve hundreds of thousands of additional potential service connections by continuing to apply its Total Water Management stewardship practices with its existing permitted water supplies; technologies, including expected benefits from implementing such technologies; revenue; metrics; operating expenses; trends relating to our industry, market, population and job growth, and housing permits; the adequacy of our water supply to service our current demand and growth for the foreseeable future; liquidity and capital resources; plans and expectations for capital expenditures; cash flows and uses of cash; dividends; depreciation and amortization; tax payments; our ability to repay indebtedness and invest in initiatives; the anticipated impact and resolutions of legal matters; the anticipated impact of new or proposed laws, including regulatory requirements, tax changes, and judicial decisions; and the anticipated impact of accounting changes and other pronouncements.
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
Business Outlook
We continue to experience organic growth exhibited through our year-over-year organic increase in active connections (i.e., exclusive of acquisition-related growth) of 3.5% as of September 30, 2025. According to the 2024 U.S. Census estimates, the Phoenix metropolitan statistical area (“MSA”) is the 10th largest MSA in the U.S. and had an estimated population of 5.2 million, an increase of 7.0% over the 4.8 million people reported in the 2020 Census. Growth in the Phoenix MSA continues as a result of its excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 5.8 million people by 2030 and 6.5 million by 2040.
Our organic growth continues to be primarily influenced by the comparatively lower cost of housing in the City of Maricopa relative to other areas within the Phoenix MSA. As of September 2025, the median home sales price in the City of Maricopa was 26% lower than in the City of Phoenix. We continue to monitor potential effects on our operations due to changes in the macroeconomic environment, such as the impacts of tariffs on our operational costs and construction work in progress, as well as new home construction in our service areas. We continue to expect a positive long-term outlook based on forecasted performance of job growth and construction in the Phoenix MSA housing market.
In the third quarter of 2025, the Arizona State University - W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus Panel revised its 2025 forecast slightly downward for single family permits, and upward for multi-family permits in the Phoenix MSA. The 2026 forecast was revised downward for both single family and multi-family permits in the Phoenix MSA. These updated forecasts are presented in the table below:

	2025	2026
Phoenix MSA Consensus
Single family permits	23,481	23,684
Multi-family permits	11,167	10,542
Single family and multi-family housing equivalent permits issued for the three and nine months ended September 30, 2025 and 2024 are presented in the table below:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	#	%	2025	2024	#	%
Single family permits
City of Maricopa	164	206	(42)	(20)%	527	764	(237)	(31)%
Phoenix MSA	4,724	6,692	(1,968)	(29)%	17,061	21,125	(4,064)	(19)%
Multi-family housing equivalent permits
City of Maricopa	174	24	150	625%	464	1,200	(736)	(61)%
Although recent permit activity has generally declined year over year primarily as a result of macroeconomic headwinds and uncertainty surrounding tariffs and interest rates, management expects these pressures to be temporary. Management believes we remain well-positioned to benefit from the anticipated long-term growth of the Phoenix MSA, supported by ample lot availability and strong existing infrastructure in our service areas.

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
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act into law, enacting significant changes to U.S. federal tax law. While we are currently evaluating the impacts of this new legislation, we do not anticipate a material impact on our results of operations, cash flows, and financial position.
We continue to monitor the impact of business and macroeconomic conditions, including inflationary pressures and changes in tariff policy, on our business and operations. While these conditions did not have a material effect on our business operations, results of operations, cash flows and financial position for the three and nine months ended September 30, 2025, we are unable to predict the ultimate extent to which our business operations, results of operations, cash flows, and financial position could be impacted.
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenue and variable expenses in a corresponding manner. As of September 30, 2025, active service connections increased 4,241, or 6.6%, to 68,130 compared to 63,889 active service connections as of September 30, 2024, primarily due to organic growth in our service areas and the recent acquisition of seven water systems from the City of Tucson. Approximately 87.2% of the 68,130 active service connections are serviced by our GW-Santa Cruz and GW-Palo Verde utilities as of September 30, 2025.

The graph below presents the historical change in active connections for our ongoing operations over the past five years.

Total Active Connections
70,000
65,000
60,000
55,000
50,000
45,000
47,594
48,899
51,958
53,882
56,134
56,270
61,036
61,791
63,889
64,520
68,130
Sep-20
Dec-20
Sep-21
Dec-21
Sep-22
Dec-22
Sep-23
Dec-23
Sep-24
Dec-24
Sep-25

Recent Acquisition Activity
Acquisition of Water Systems from City of Tucson
On July 8, 2025, the Company’s GW-Ocotillo subsidiary completed the previously announced acquisition of seven water systems from Tucson Water, the City of Tucson’s water utility, in an all-cash transaction for an amended purchase price of approximately $8.1 million. The systems served approximately 2,200 water service connections in and around Pima County with a rate base of approximately $7.7 million at the time of acquisition. Following the acquisition, the total number of Global Water customers in Pima County exceeded 7,200. The Company expects the acquired water systems to generate approximately $1.5 million in revenue annually. The Company will integrate the acquired water systems using the same proven approach to consolidation and effective water management implemented in its other recent acquisitions in Pima County. The Company plans to update the acquired water systems over time with the installation of upgraded AMI, which will include smart meters that enable wireless usage metering, similar to the technology that Global Water has deployed for more than 95% of its existing water connections.
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
In April 2024, the federal Judicial Panel on Multidistrict Litigation approved the consolidation of approximately 500 separate cases against multiple defendant manufacturers into a single multi-district civil class action lawsuit (“MDL”) known as Aqueous Film-Forming Foams (“AFFF”) Products Liability Litigation MDL No. 2873 (the “AFFF MDL”). The AFFF MDL was filed in the U.S. District Court for the District of South Carolina (the “Court”) and is intended to resolve claims associated with PFAS contamination in water systems from the manufacture and widespread use of AFFF, which is believed to be a significant source of PFAS contamination in water systems. AFFF containing PFAS (and until 2002, perfluorooctanoic acid, a related compound) was widely used in fire suppression systems, firefighting vehicles, and at fire training facilities nationwide. The Company is in the class of plaintiffs in the AFFF MDL, and 3M, one of the primary defendants in the AFFF MDL, has recently begun distributing its first annual incremental payments to the plaintiffs pursuant to the settlement reached with 3M and approved by the Court. Annual payments by 3M are expected to continue to be made to the Company through 2036 and are expected to be immaterial. Any settlement reached with any of the remaining defendants in the AFFF MDL will be subject to the final approval of the Court. There can be no assurance as to the outcome of the AFFF MDL with regard to these remaining defendants, including any decision or resolution thereof, timing, or the ultimate amounts that may be realized, if any. As of November 10, 2025, we received two disbursements totaling approximately $0.4 million, net of attorneys’ fees and other costs.
Lead and Copper Rule Improvements
In October 2024, the EPA announced a final rule requiring drinking water systems to identify and replace lead pipes within ten years. In accordance with the 2021 Lead and Copper Rule Revision and in connection with the 2024 Lead and Copper Rule Improvements, the Company has conducted an inventory of its service lines. As of June 30, 2025, the inventory was substantially complete and found no lead pipes in our water systems. For the seven water systems acquired in July 2025, the

Company is assessing the baseline inventory. While the Company is evaluating the full impact of this new rule, we do not believe it will have a material impact on our results of operations.
Infrastructure Investment
Capital expenditures for infrastructure investment are a component of the rate base on which our regulated utility subsidiaries are allowed to earn an equity rate of return. Capital expenditures for infrastructure provide a basis for earnings growth by expanding our “used and useful” rate base, which is a component of our permitted return on investment and revenue requirement. We have generally been able to recover a rate of return on these capital expenditures (return on equity and debt), together with debt service and certain operating costs, through the rates we charge.
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
In June 2025, Senate Bill 1611, known as the Arizona Assured Water Supply “Ag-to-Urban” program, was signed into law, which is a potentially transformative development for water sustainability, housing, and economic growth across the state. The program allows landowners who cease agricultural operations to convert their water rights for use in new development. According to the ADWR, up to 384,000 acres of agricultural land in the Phoenix and Pinal AMAs are eligible for ag-to-urban conversion, representing an area with the potential to support over 1 million new homes. We anticipate the Ag-to-Urban program will help advance our strategic focus on Total Water Management and support growth across our service areas, while also providing expected benefits to the long-term sustainability of the state’s aquifers, including the aquifer beneath the City of Maricopa. The Ag-to-Urban program went into effect on September 26, 2025 and ADWR began accepting applications from landowners the same day.
Rate Regulation Updates
On March 5, 2025, GW-Santa Cruz and GW-Palo Verde (collectively, the “GW-Utilities”) each filed a general rate case application with the ACC for water and wastewater rates, respectively. The GW-Santa Cruz and GW-Palo Verde rate case is based on a test year ending December 31, 2024, with updates for changes in post-test year plant. The rate case includes a request for rate increases that, if approved by the ACC, would result in an adjusted rate base of approximately $164.6 million and a net annual revenue increase of approximately $6.5 million, to be implemented with the first phase beginning in May 2026 and the second phase in January 2027. The requested rate increases would reflect a proposed resolution of matters relating to the Company’s Southwest Plant with the ACC, including recovery of the Company’s investment and premature revenue collection with respect to the Southwest Plant. The Company also proposed the use of Formula Rates prospectively to address revenue increases in the future, that if approved, would allow costs and investments to be updated annually in a smaller, more gradual fashion.
On October 1, 2025, the ACC Utilities Division (“ACC Staff”) and RUCO, filed their respective initial written testimonies with the ACC in the rate case. The filed ACC Staff and RUCO testimonies include recommendations that materially differ from the rate case applications filed by the GW-Utilities as described above. The ACC Staff recommended, among other things, a net annual revenue decrease of approximately $7.1 million, an adjusted rate base of approximately $78.7 million and write-offs and disallowances totaling approximately $17.6 million. RUCO recommended, among other things, a net annual revenue increase of approximately $3.0 million and an adjusted rate base of approximately $156.6 million. With respect to the ACC Staff written testimony, the ACC Staff indicated that its recommendation reflected certain adjustments for post-test year plant (“PTYP”) projected through August 1, 2025 and further recommended the Company send updated information relating to any PTYP projects completed through December 31, 2025 so that the ACC Staff can update its recommendation on PTYP adjustments in additional rounds of testimony. Following the filing of these initial written testimonies, the Company has had discussions with the ACC Staff regarding their initial recommendations (including beginning settlement discussions on October 23, 2025). The parties have not reached a settlement agreement at this time.
The GW-Utilities provided their rebuttal testimony on November 6, 2025, which requests a rate increase that, if approved by the ACC, would result in an adjusted rate base of approximately $153.9 million and a net annual revenue increase of approximately $4.3 million. As part of the rebuttal testimony, the Company is no longer proposing the use of formula rates as part of this rate case proceeding. Surrebuttal testimony from ACC Staff and RUCO is due December 1, 2025, and rejoinder testimony from the GW-Utilities is due December 10, 2025. The Company intends to use the surrebuttal and rejoinder process to reconcile differences between the GW-Utilities’ rate case applications and the ACC Staff's and RUCO’s initial testimony. A hearing with the ALJ is scheduled to begin December 15, 2025, after which the ALJ will issue a ROO that the ACC will vote on at a later date. Both the ROO and the ACC vote are anticipated in the first half of 2026. Unfavorable ACC Staff and intervenor positions and recommendations, if ultimately adopted by the ACC, could have a material adverse impact on the Company’s financial condition, results of operations, and cash flows.
There can be no assurance that the Company will be successful in reconciling the differences between the GW-Utilities’ rate case applications and the ACC Staff's and RUCO’s initial testimony. Further, the Company cannot speculate as to the ACC’s final determination of the rate case applications in any respect whatsoever.
See “Risk Factors—Legal, Regulatory, and Legislative Factors—We are subject to the jurisdiction and regulations of the ACC, the primary utility regulator in Arizona, and our financial condition depends upon our ability to recover costs in a timely manner from customers through regulated rates,” included in Part II, Item 1A of this report for additional information.

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
(4)Rates are to be phased-in over three periods. 50% of the increase was effective on May 1, 2025, with another 25% effective on November 1, 2025. The final 25% increase will be phased in on May 1, 2026.
(5)In March 2025, the Company filed a general rate case application with the ACC related to its GW-Santa Cruz and GW-Palo Verde utilities. The GW-Santa Cruz and GW-Palo Verde rate case is based on a test year ending December 31, 2024, with updates for changes in post-test year plant. Testimony commenced in the fourth quarter of 2025.
For a full summary of the Company’s current regulatory activity, including other approved details of recent rate cases, refer to Note 3 — “Regulatory Matters” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report.

Comparison of Results of Operations for the Three Months Ended September 30, 2025 and 2024
The Company is not organized around a specific product or service, geographic region, or regulatory environment. Refer to Note 18 — “Business Segment Information” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional segment information.
Financial and operational data for the three months ended September 30, 2025 and 2024 is summarized in the following table (in thousands, except for share amounts):

	Three Months Ended		Favorable (Unfavorable)
	September 30,		2025 vs. 2024
	2025	2024	$	%
Revenue	$15,519	$14,321	$1,198	8.4%
Operating expenses	12,597	10,337	(2,260)	(21.9)%
Operating income	2,922	3,984	(1,062)	(26.7)%
Total other income (expense)	(565)	2	(567)	*
Income before income taxes	2,357	3,986	(1,629)	(40.9)%
Income tax expense	(640)	(1,061)	421	39.7%
Net income	$1,717	$2,925	$(1,208)	(41.3)%

Basic earnings per common share	$0.06	$0.12	$(0.06)	(50.0)%
Diluted earnings per common share	$0.06	$0.12	$(0.06)	(50.0)%
*Change not considered meaningful due to immaterial prior year value
Revenue – Operating revenue is substantially derived from regulated water, wastewater, and recycled water service provided to customers based upon tariff rates approved by the ACC. Regulated revenue consists of amounts billed to customers based on approved fixed monthly fees and consumption based fees, as well as unbilled revenue, which is estimated revenue from the last meter reading date to the end of the accounting period utilizing historical customer data recorded.

The following table summarizes revenue for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Favorable (Unfavorable)
	September 30,		2025 vs. 2024
	2025	2024		%
Water service
Basic charge	$3,764	$3,415	$349	10.2%
Consumption	4,490	3,951	539	13.6%
Other	227	127	100	78.4%
Total water service	8,481	7,493	988	13.2%
Wastewater and recycled water service
Basic	6,368	6,132	236	3.8%
Consumption	568	607	(39)	(6.4)%
Other	102	89	13	14.6%
Total wastewater and recycled water service	7,038	6,828	210	3.1%
Total revenue	$15,519	$14,321	$1,198	8.4%

Active water connections	38,631	35,464	3,167	8.9%
Active wastewater connections	29,499	28,425	1,074	3.8%
Total active connections	68,130	63,889	4,241	6.6%

Consumption (in million gallons)
Water service	1,342	1,336	6	0.4%
Recycled water	325	347	(22)	(6.4)%
The increase in revenue for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily attributable to the acquisition of seven water systems from the City of Tucson in July 2025, organic growth in active water and wastewater connections, higher rates for GW-Farmers resulting from the GW-Farmers general rate case, effective May 1, 2025, and higher rates for GW-Saguaro, resulting from the GW-Saguaro general rate case, effective January 1, 2025. The increase in wastewater and recycled water service revenue was partially offset by an increase of $0.1 million in bill credits related to the Company's Southwest Plant, which were effective beginning August 2024. Refer to Note 3 - "Regulatory Matters" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of the 2024 Form 10-K for additional information regarding the Southwest Plant bill credits.

Operating Expenses – The following table summarizes operating expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Favorable (Unfavorable)
	September 30,		2025 vs. 2024
	2025	2024	$	%
Personnel costs - operations and maintenance	$1,436	$1,099	$(337)	(30.7)%
Utilities, chemicals and repairs	1,229	1,153	(76)	(6.6)%
Other operations and maintenance expenses	1,458	1,192	(266)	(22.3)%
Total operations and maintenance expense	4,123	3,444	(679)	(19.7)%
Personnel costs - general and administrative	2,470	2,100	(370)	(17.6)%
Professional fees	525	381	(144)	(37.8)%
Other general and administrative expenses	1,924	1,479	(445)	(30.1)%
Total general and administrative expense	4,919	3,960	(959)	(24.2)%
Depreciation and amortization	3,555	2,933	(622)	(21.2)%
Total operating expenses	$12,597	$10,337	$(2,260)	(21.9)%
Operations and Maintenance – Operations and maintenance expenses primarily consist of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax.
Higher personnel costs were primarily attributable to increased salaries and wages as a result of filling previously vacant positions and hiring additional employees for the newly acquired water systems from the City of Tucson, as well as increased medical costs.
The increase in other operations and maintenance expenses was primarily driven by expenses related to a storm event with heavy, short duration precipitation.
General and Administrative – General and administrative expenses primarily consist of the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees.
Higher personnel costs were primarily driven by increased medical costs.
The increase in professional fees was largely attributable to higher legal fees associated with the Nikola bankruptcy.
The increase in other general and administrative expenses was primarily attributable to higher costs associated with IT services, increased office rent, and higher general liability insurance costs.
Depreciation and amortization - The increase for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was substantially attributable to an increase in depreciable fixed assets.
Total Other Income (Expense) – The increase in other expense was substantially attributable to a $0.2 million decrease in interest income and lower income associated with Buckeye growth premiums of $0.3 million that resulted from a decrease in new meter connections in the area for the three months ended September 30, 2025 compared to the same period in 2024. Refer to Note 19 — “Other, Net” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional information regarding the Buckeye growth premiums.
Income Tax Expense – The primary driver for the decrease in income tax expense was lower pre-tax income for the three months ended September 30, 2025 compared to the same period in the prior year.

Comparison of Results of Operations for the Nine Months Ended September 30, 2025 and 2024
Financial and operational data for the nine months ended September 30, 2025 and 2024 is summarized in the following table (in thousands, except for share amounts):

	Nine Months Ended		Favorable (Unfavorable)
	September 30,		2025 vs. 2024
	2025	2024	$	%
Revenue	$42,217	$39,441	$2,776	7.0%
Operating expenses	35,420	31,393	(4,027)	(12.8)%
Operating income	6,797	8,048	(1,251)	(15.5)%
Total other expense	(1,437)	(793)	(644)	(81.2)%
Income before income taxes	5,360	7,255	(1,895)	(26.1)%
Income tax expense	(1,440)	(1,909)	469	24.6%
Net income	$3,920	$5,346	$(1,426)	(26.7)%

Basic earnings per common share	$0.15	$0.22	$(0.07)	(31.8)%
Diluted earnings per common share	$0.15	$0.22	$(0.07)	(31.8)%
Revenue
The following table summarizes revenue for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended		Favorable (Unfavorable)
	September 30,		2025 vs. 2024
	2025	2024		%
Water service
Basic charge	$10,891	$10,210	$681	6.7%
Consumption	10,448	8,783	1,665	19.0%
Other	490	394	96	24.5%
Total water service	21,829	19,387	2,442	12.6%
Wastewater and recycled water service
Basic	18,853	18,640	213	1.1%
Consumption	1,266	1,133	133	11.7%
Other	269	281	(12)	(4.2)%
Total wastewater and recycled water service	20,388	20,054	334	1.7%
Total revenue	$42,217	$39,441	$2,776	7.0%

Active water connections	38,631	35,464	3,167	8.9%
Active wastewater connections	29,499	28,425	1,074	3.8%
Total active connections	68,130	63,889	4,241	6.6%

Consumption (in million gallons)
Water service	3,379	3,119	260	8.3%
Recycled water	724	648	76	11.7%
The increase in revenue for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily attributable to the organic growth in active water and wastewater connections, the acquisition of seven water systems from the City of Tucson in July 2025, increased water consumption, higher rates for GW-Saguaro, resulting from the GW-Saguaro general rate case, effective July 2024 and January 2025, and higher rates for GW-Farmers, resulting from the GW-Farmers general rate case, effective May 1, 2025. The increased consumption was predominantly driven by the increase in active connections and higher usage from irrigation, construction and commercial customers. The increase in wastewater and recycled water service revenue was partially offset by an increase of $0.4 million in bill credits related to the Company's

Southwest Plant, which were effective beginning August 2024. Refer to Note 3 - "Regulatory Matters" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of the 2024 Form 10-K for additional information regarding the Southwest Plant bill credits.
Operating Expenses – The following table summarizes operating expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended		Favorable (Unfavorable)
	September 30,		2025 vs. 2024
	2025	2024	$	%
Personnel costs - operations and maintenance	$4,132	$3,576	$(556)	(15.5)%
Utilities, chemicals and repairs	3,444	3,028	(416)	(13.7)%
Other operations and maintenance expenses	4,151	3,609	(542)	(15.0)%
Total operations and maintenance expense	11,727	10,213	(1,514)	(14.8)%
Personnel costs - general and administrative	6,901	6,486	(415)	(6.4)%
Professional fees	1,433	1,314	(119)	(9.1)%
Other general and administrative expenses	5,159	4,517	(642)	(14.2)%
Total general and administrative expense	13,493	12,317	(1,176)	(9.5)%
Depreciation and amortization	10,200	8,863	(1,337)	(15.1)%
Total operating expenses	$35,420	$31,393	$(4,027)	(12.8)%
Operations and Maintenance
Higher personnel costs were primarily attributable to increased salaries and wages as a result of filling previously vacant positions and hiring additional employees for the newly acquired water systems from the City of Tucson, as well as increased medical costs.
Higher utilities, chemicals and repairs were primarily the result of an increase in power purchased to operate pumps and other related equipment as a result of increased consumption, additional processing equipment in operation and utility rate increases. In addition, increased consumption was the primary driver of an increase in chemical costs.
The increase in other operations and maintenance expenses was primarily driven by expenses related to a storm event with heavy, short duration precipitation, additional contracts with IT service providers, and an increase in rent expense as a result of a new office lease in Pima County in December 2024.
General and Administrative
Higher personnel costs were primarily attributable to increased salaries and wages as a result of filling previously vacant positions, as well as increased medical costs.
The increase in other general and administrative expenses was primarily attributable to higher costs associated with various service providers, increased costs related to municipality licensing-type agreements, higher general liability insurance costs, and increased office rent expense.
Depreciation and amortization - The increase for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was substantially attributable to a 11.3% increase in depreciable fixed assets.
Total Other Expense – The increase in total other expense was substantially attributable to a $0.4 million decrease in interest income, partially offset by higher AFUDC-Equity of $0.2 million, as well as lower income associated with Buckeye growth premiums of $0.3 million that resulted from fewer new meter connections in the area for the nine months ended September 30, 2025 compared to the same period in 2024. Refer to Note 19 — “Other, Net” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional information regarding the Buckeye growth premiums.
Income Tax Expense – The primary driver for the decrease in income tax expense was lower pre-tax income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

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
On September 30, 2025, the Company entered into a securities purchase agreement for the issuance and sale by the Company of an aggregate of 1,270,572 shares of the Company’s common stock at a purchase price of $10.30 per share in an offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. The Company received gross proceeds of approximately $13.1 million from the offering. Certain existing shareholders, including certain directors and/or their affiliates, purchased an aggregate of 882,223 shares of common stock in the offering at the purchase price.
On March 27, 2025, the Company completed a public offering of 3,220,000 shares of its common stock at a public offering price of $10.00 per share, which included 420,000 shares issued and sold to the underwriters following the exercise in full of their option to purchase additional shares of common stock. Certain existing shareholders, including certain directors and/or their affiliates, purchased an aggregate of 1,439,200 shares of common stock at the public offering price. The public offering resulted in approximately $32.2 million of gross proceeds or $30.8 million of net proceeds, after deducting underwriting discounts, commissions and offering expenses paid by the Company.
WIFA Grant and Note
In December 2023, the Company’s GW-Farmers utility was awarded a $1.6 million grant from WIFA to replace manual read meters with advanced metering infrastructure smart meters.
On April 30, 2024, the Company’s Global Water - Rincon Water Company, Inc. utility (now part of GW-Saguaro) entered into a loan agreement with WIFA for a note with a principal amount of $2.4 million (the “WIFA Note”) to improve the utility’s infrastructure, including enhancements to the fluoride treatment system and other projects, of which $0.7 million is forgivable. The WIFA Note is due on April 1, 2044 and bears an interest rate of 4.911%. Funding occurs through one or more draw requests submitted by the Company and the subsequent disbursement of principal by WIFA. The Company received the final disbursements in May 2025, and as of September 30, 2025, the outstanding balance of the WIFA Note was $1.6 million. In connection with the underlying assets being placed in service, the forgivable portion of the loan was recognized as CIAC in June 2025.
Revolver
The Company maintains a revolving credit facility with Northern Trust pursuant to a loan agreement entered into between the parties (as amended, the “Northern Trust Loan Agreement”). On April 14, 2025, the Company and Northern Trust entered into a sixth amendment to the Northern Trust Loan Agreement to, among other things, (i) extend the scheduled maturity date from July 1, 2026 to May 18, 2027 and (ii) increase the maximum principal amount available for borrowing under the Revolver from $15.0 million to $20.0 million. Pursuant to the Northern Trust Loan Agreement, the amounts outstanding bear interest, payable monthly, at a rate equal to the SOFR plus 2.10%. As of September 30, 2025, the Company had outstanding borrowings of $6.9 million under the Revolver, and the weighted average interest rate of the borrowings was 6.43%.
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
On July 8, 2025, the Company completed the previously announced acquisition of seven water systems from Tucson Water, the City of Tucson’s water utility, for a purchase price of approximately $8.1 million.
As of September 30, 2025, the Company has no notable near-term cash expenditures, other than for its capital improvement plan and the principal payments for its Series B Notes in the amount of $1.9 million due in both December 2025 and June 2026. While specific facts and circumstances could change, the Company believes that with the cash on hand and the ability to draw on its $20.0 million Revolver, it will be able to generate sufficient cash flows to meet its operating cash flow requirements and capital maintenance needs, whilst remaining in compliance with its debt covenants for the next twelve months and beyond. In addition, the Company may choose to raise additional funds from time to time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures and/or strategic acquisitions for the remainder of 2025 and beyond. However, there are currently no commitments in place for future financing, and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our shareholders.
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
For the nine months ended September 30, 2025, net cash provided by operating activities totaled $17.5 million compared to $15.8 million for the nine months ended September 30, 2024. The change in cash from operating activities was primarily driven by increases in payments received related to ICFA contracts.
Cash from Investing Activities
The net cash used in investing activities totaled approximately $57.7 million for the nine months ended September 30, 2025 compared to $19.2 million for the nine months ended September 30, 2024. The $38.6 million increase in cash used in investing activities was the result of an increase in capital expenditures tied to the Company’s capital expenditure plan for 2025 and the acquisition of seven water systems completed in July 2025.
The Company continues to invest capital prudently in existing, core service areas where the Company is able to deploy the Total Water Management model as this includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. The projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors. As a result, the Company may adjust capital expenditures to correspond with any substantial changes in demand for new development in its service areas. The Company continues to expect its elevated level of capital expenditures in 2025 relative to 2024.

Cash from Financing Activities
The net cash provided by financing activities totaled $46.7 million for the nine months ended September 30, 2025, a $26.0 million increase, as compared to $20.7 million in cash provided by financing activities for the nine months ended September 30, 2024. This increase primarily reflects $43.8 million of aggregate proceeds from the issuances of common stock sold in the Company’s private placement and public offerings, net of issuance costs, and net Revolver borrowings of $6.9 million in the nine months ended September 30, 2025, partially offset by net debt borrowings totaling $19.8 million in the nine months ended September 30, 2024 primarily related to proceeds from the issuance of the 6.91% Notes and WIFA loan disbursements, as well as a net decrease of $5.0 million in AIAC and CIAC advances in the current year period.
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
Debt Covenants
The Company’s Senior Secured Notes and Revolver (collectively, the “debt securities”) require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. The debt securities also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. Further, the foregoing covenants are subject to various qualifications and limitations as set forth in each of the debt securities’ respective agreements. The debt securities are subject to certain customary events of default after which they could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. As of September 30, 2025, the Company was in compliance with its financial debt covenants under the Senior Secured Notes and the Northern Trust Loan Agreement.
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
As of September 30, 2025, the Company did not have any off-balance sheet arrangements.
Critical Accounting Estimates
A summary of our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our 2024 Form 10-K. There were no material changes made as of September 30, 2025.
ITEM 3. Qualitative and Quantitative Disclosures About Market Risk
Not applicable
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no material change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Legal, Regulatory, and Legislative Factors
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
For example, in connection with the current rate case for our GW-Santa Cruz and GW-Palo Verde utilities, which serve approximately 87.2% of our total active service connections as of September 30, 2025, the initial written testimonies of the ACC Staff and RUCO included recommendations that materially differed from the rate case applications filed by the GW-Utilities, including relating to net annual revenue, adjusted rate base, and certain write-offs and disallowances. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Rate Regulation Updates”, included in Part I, Item 2 of this report for additional information. There can be no assurance that we will be successful in reconciling the differences between the GW-Utilities’ rate case applications and the ACC Staff's and RUCO’s initial testimonies. If ultimately adopted by the ACC, these recommendations would have a material adverse impact on our results of operations, cash flows and ability to raise capital needed to invest in future growth. Additionally, these impacts could, among other things, limit our ability to fund system replacements and improvements internally, as well as constrain our ability to respond to unforeseen needs or regulatory requirements, which may lead to increased service interruptions and higher costs over time.
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
In addition, if we choose to expand to states other than Arizona, we may have difficulty acquiring the necessary approvals and permits or complying with environmental, health and safety or quality standards of such states. See “Risk Factors—Business and Operational Factors — Doing business in jurisdictions other than Arizona may present unforeseen regulatory, legal and operational challenges that could impede or delay our operations or adversely affect our profitability,” included in Part I, Item 1A of the 2024 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
No unregistered securities were sold during the three months ended September 30, 2025, other than as reported in our Current Reports on Form 8-K filed with the SEC.
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock the Company made during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2025	—	$—	—	$—
August 1 to August 31, 2025	703	9.70	—	—
September 1 to September 30, 2025	482	9.51	—	—
Total	1,185		—	$—

(1) Represents shares withheld from employees or board members to satisfy certain tax obligations due in connection with the vesting of restricted stock awards granted under the Global Water Resources, Inc. 2020 Omnibus Incentive Plan. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting date.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit	Method of Filing
3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 4, 2016.
3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed May 4, 2016.
10.1	Securities Purchase Agreement, dated September 30, 2025, by and between Global Water Resources, Inc. and the purchasers party thereto	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Water Resources, Inc.

Date:	November 12, 2025	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)