Form 10-K
period 2025-12-31
Global Water Resources, Inc.
filed 2026-03-04
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  x No
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025) was $135.1 million based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Market. As of February 27, 2026, the registrant had 28,756,854 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

The Company’s Utilities
GW-Santa Cruz	Global Water - Santa Cruz Water Company, Inc.
GW-Palo Verde	Global Water - Palo Verde Utilities Company, Inc.
GW-Farmers	Global Water - Farmers Water Company, Inc.
GW-Hassayampa	Global Water - Hassayampa Utilities Company, Inc.
GW-Belmont	Global Water - Belmont Water Company, Inc.
GW-Turner	Global Water - Turner Ranches Irrigation, Inc.
GW-Saguaro	Global Water - Saguaro District Water Company, Inc.
GW-Ocotillo	Global Water - Ocotillo Water Company, Inc.
Abbreviations and Other
ACC	Arizona Corporation Commission
ADEQ	Arizona Department of Environmental Quality
ADWR	Arizona Department of Water Resources
AFUDC	Allowance for funds utilized during construction
Ag-to-Urban	The June 2025 Arizona Senate Bill 1611, known as the Arizona Assured Water Supply “Ag-to-Urban” program
AIAC	Advances in Aid of Construction
ALJ	Administrative Law Judge
AMA	Active Management Area
AMI	Automated meter infrastructure
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAWS	Certificate of Assured Water Supply
CC&N	Certificate of Convenience & Necessity
CIAC	Contributions in Aid of Construction
CODM	Chief operating decision maker
Company (we, us, our, GWRI)	Global Water Resources, Inc.
CP Water	CP Water Company
DAWS	Designation of Assured Water Supply
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
HUF	Hook-up fee
ICFA	Infrastructure coordination and financing agreement
IRS	United States Internal Revenue Service
IT	Information technology
MCL	Maximum contaminant level
NASDAQ	NASDAQ Global Market
NAWC	National Association of Water Companies
Northern Trust	The Northern Trust Company, an Illinois banking corporation
NPDWR	National Primary Drinking Water Regulations
OBBBA	The July 4, 2025 reconciliation tax bill, commonly referred to as the One Big Beautiful Bill Act
PFAS	Per- and polyfluoroalkyl substances
Revolver	Revolving credit facility with Northern Trust
RSA	Restricted stock award
RSU	Restricted stock unit
ROU	Right of use
RUCO	The Residential Utility Consumer Office, an office representing the interests of residential utility ratepayers

SAR	Stock appreciation rights
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Sonoran	Sonoran Utility Services, Inc.
Southwest Plant	GW-Palo Verde’s wastewater treatment facility located in Pinal County, southwest of the City of Maricopa
TCJA	2017 Tax Cuts and Jobs Act
Valencia	Valencia Water Company, Inc., a former utility of the Company
WIFA	Water Infrastructure Finance Authority of Arizona

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
These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, growth, and opportunities; future financial performance; regulatory and ACC proceedings, decisions and approvals, such as the outcome, timing and other statements regarding our plans, expectations and estimates relating to our rate cases and other applications with the ACC; our plans relating to future filings of our rate cases with the ACC; acquisition plans and strategies, including our ability to complete additional acquisitions, and our expectations about future benefits of our acquisitions, such as projected revenue from our acquisitions, as well as our plans relating to the integration and upgrade of acquired water systems; statements concerning Arizona’s Assured Water Supply “Ag-to-Urban” program, including anticipated benefits; expectations about prospective growth and opportunities; technologies, including expected benefits from implementing such technologies; revenue; metrics; operating expenses; trends relating to our industry, market, population and job growth, and housing permits; the adequacy of our water supply to service our current demand and growth for the foreseeable future; liquidity and capital resources; plans and expectations for capital expenditures; cash flows and uses of cash; dividends; depreciation and amortization; tax payments; our ability to repay indebtedness and invest in initiatives; the anticipated impact and resolutions of legal matters; the anticipated impact of new or proposed laws, including regulatory requirements, tax changes, and judicial decisions; and the anticipated impact of accounting changes and other pronouncements.
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
•contamination of the water supplied by us may result in disruption in our service, loss of credibility, lower demand for our service and potential liability;
•our utilities business is subject to seasonal fluctuations and other weather-related conditions;
•our operations of regulated utilities are currently located exclusively in the state Arizona and concentrated heavily within a single municipality;
•future acquisitions may not achieve sufficient profitability relative to expenses and investment;
•any failure of our network of treatment facilities, water and wastewater pipes and water reservoirs could result in losses and damages;
•we may have difficulty accomplishing our growth strategy within and outside of our current service areas;

•service interruptions, including due to any disruption or problem at our facilities could increase our expenses;
•pandemics, epidemics or disease outbreaks could adversely affect our business operations, cash flows and financial position to an extent that is difficult to predict;
•our information technology systems may be vulnerable to unauthorized external or internal threats due to hacking, ransomware, viruses or other cybersecurity breaches;
•our growth depends significantly on increased residential and commercial development in our service areas; and
•the concentration of our stock ownership with our officers, directors, certain stockholders and their affiliates may limit our stockholders' ability to influence corporate matters.
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
Serving more than 121,000 people in approximately 40,000 homes within the Company’s 418 square miles of ACC-designated service areas as of December 31, 2025, the Company provides water and wastewater utility service under the regulatory authority of the ACC. Approximately 87.3% of the active service connections are customers of the Company’s GW-Santa Cruz and GW-Palo Verde utilities, which are located within a single service area.
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
•Lack of Technology Utilization to Increase Operating Efficiencies and Decrease Operating Costs. The U.S. water industry has traditionally not taken advantage of advances in technology available to enhance revenue, increase operating efficiencies and decrease operating costs (including labor and energy costs). Areas of opportunity include AMI, systems management, and administrative functions, such as customer billing and remittance systems. Key drivers for the lack of investment in technology in water and wastewater utilities have been the historical lack of incentives offered or standards imposed by regulators to achieve efficiencies and lower costs and the ownership of the U.S. water utility sector, which largely consists of small, undercapitalized, municipally-owned utilities that lack the financial and technical resources to pursue technology opportunities.
•Highly Fragmented Ownership. The utility segment of the U.S. water industry is highly fragmented, with approximately 50,000 water utilities and approximately 15,000 community wastewater utilities, according to the NAWC. Ninety per cent of the country’s water utilities are serving a population of 10,000 or less, and more than half serve fewer than 500 people.
•Large Public Sector Ownership. Municipally-owned utilities provide water and wastewater service for the vast majority of the U.S. population. For homes connected to a community water system, approximately 87% are provided service by municipally-owned utilities.
•Aging Infrastructure in Need of Significant Capital Expenditures. Water infrastructure in the U.S. is aging and requires significant investment and stringent focus on cost control to upgrade or replace aging facilities and to provide service to growing populations. Throughout the U.S., utilities are required to make expenditures on the rehabilitation of existing utilities and on the installation of new infrastructure to accommodate growth and make improvements to water quality and wastewater discharges mandated by stricter water quality standards. Water quality standards, first introduced with the Clean Water Act in 1972 and the Safe Drinking Water Act in 1974, are becoming increasingly stringent and numerous. According to the EPA, estimated investments in excess of $1 trillion in water and wastewater infrastructure will be needed over the next 20 years to ensure safe drinking water while protecting local waterways. The American Society of Civil Engineers expects the U.S. will need to find additional capital investments of up to $99 billion annually for the next twenty years in order to update and grow the nation’s drinking water and wastewater systems.
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

Our Strategy
We are a water resource management company that provides water, wastewater, and recycled water utility service, leading in Total Water Management practices, such as water scarcity management and advanced water recycling applications. Our long-term goal is to become one of the largest investor-owned operators of integrated water and wastewater utilities in areas of the arid western U.S., where water scarcity management is necessary for long-term economic sustainability and growth.
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
•For example, the Company has secured six separate area-wide Clean Water Act Section 208 Regional Water Quality Management Plans in its major planning areas, covering more than 500 square miles of land. To obtain these plans, a provider must develop, amongst other things, a regional wastewater solution, including plans for engineering, infrastructure location and size, and goals for the management of treated reclaimed water, which the Company successfully demonstrated in obtaining its plans.
•Stretching a limited resource by maximizing the use of recycled water, using renewable surface water where available and recharging aquifers with any available excess water.
◦For example, the Company’s water recycling model has been fully implemented in the City of Maricopa. The Company is the water, wastewater, and recycled water provider for the City of Maricopa, which currently has a population of approximately 86,000. A community of this size produces an approximate annual average of 4.1 million gallons of wastewater per day. Because the Company requires developers to take back and utilize recycled water within their communities and invest in “purple pipe” recycled water infrastructure during the initial development of subdivisions, the Company is now able to distribute the majority of its recycled water back to the community for beneficial purposes. Approximately 56% of the recycled water goes towards common area non-potable irrigation and for use at a local farm, which allows for the recycled water to naturally recharge into the aquifer. This reduces the total amount of limited ground or surface water that would otherwise be required within the community by almost 30%. To date, the Company has reused approximately 19.3 billion gallons of recycled water in the City of Maricopa.
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
◦In addition to the previous example, which relates to the increasing adoption and demand for recycled water usage, the separate recycled water distribution system of purple pipe, and the Company’s water conservation achievements, the Company believes that its model results in additional benefits from an economic perspective due to lower use of power and consumables. For every gallon of recycled water that is directly reused while already on land surface, the need to pump additional scarce groundwater and surface water is reduced. Such additional groundwater and surface water would otherwise need to be treated and distributed in accordance with the Safe Drinking Water Act, which is costly and requires significant energy.
•Gaining market and regulatory acceptance of broad utilization of recycled water through agreements with developers, strategic relationships with governments, academic research, and publication as industry experts, coupled with public education and community outreach campaigns.
◦For example, the Company has public-private partnerships formally adopted through memoranda of understanding and/or license/franchise agreements with the City of Maricopa, City of Casa Grande, City of Coolidge, and Town of Sahuarita. Many of these agreements reflect the Company’s intent to deploy Total Water Management. The Company also has 149 ICFAs in effect with landowners or developer entities that include requirements for usage of recycled water and other attributes that support the Company’s Total Water Management model. As discussed above, the Company’s integrated provider model, which is focused on the maximum use of recycled water, underpins its Clean Water Act Section 208 Regional Water Quality Management Plans and Designations of Assured Water Supply. In addition, the Company has won numerous awards for education, outreach and conservation in the water industry.
•Incorporating automated processes, such as supervisory control and data acquisition, AMI and back-office technologies and “green” billing, which reduce operating costs, improve system availability and reliability, and improve customer satisfaction.
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
◦Automated Meter Infrastructure. The Company has implemented AMI for approximately 90% of its active customers with a substantial proportion of its remaining customers in the process of being, or planned to be, upgraded with such functionality. Currently, all meters in our Maricopa service areas allow for AMI. This technology reads each meter numerous times per day (often hourly) and continuously transmits the meter readings back to a centralized database through a communications tower and cellular transmission units. The data is then presented to the utility, and is made available to customers, through a simple user interface. Reading meters at this frequency provides many benefits to both the utility and the customer. With this data, we can better model demand usage, identify system water loss, identify leaks on the customer side of the meter, monitor for abnormal usage and present interval, hourly, daily, weekly or monthly usage back to the customers.
◦Back-Office Technologies and Paperless Billing. The Company employs a series of technologies that allow for the automation of the billing and remittance process. The Company also provides its customers with several ways to pay, with the majority of options being integrated with the Company’s back-office technologies. In combination with AMI, this suite of technology has minimized the use of human labor and reduced the potential for human error for the entire billing and remittance process, while providing better customer service.
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
Our Regulated Utilities
We own and operate regulated water, wastewater, and recycled water utilities in communities principally located in metropolitan Phoenix and Tucson. Our utilities are regulated by the ACC, as described further under “—Regulation—Arizona Regulatory Agencies” below. As of December 31, 2025, our utilities collectively had 68,577 active service connections offering predictable rate-regulated cash flows. Revenue from our regulated utilities accounted for all of our total revenue in 2025. Our utilities currently possess the high-level regional permits that allow us to implement our business model; thus, we believe we are well-positioned for organic growth in our current service areas that are generally located in Arizona’s population growth corridors: Maricopa County, Pinal County and Pima County.
For information related to rate cases for our utilities, see “– Regulation” below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Rate Case Activity”, included in Part II, Item 7 of this report and Note 3 – “Regulatory Matters” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.
A summary description of our utilities at December 31, 2025 is set forth in the following table and described in more detail below:

Company	Date of Acquisition (A) or Formation (F)	Service Provided	Square Miles of Service Area (1)	Active Service Connections
PINAL COUNTY
GW-Santa Cruz	2004 (A)	Water	91	30,147
GW-Palo Verde	2004 (A)	Wastewater and Recycled Water	116	29,727

MARICOPA COUNTY
GW-Hassayampa	2005 (F)	Wastewater and Recycled Water	43	2
GW-Belmont	2006 (A)	Water	111	662
GW-Turner	2018 (A)	Water	7	962

PIMA COUNTY
GW-Saguaro	2021 (A)	Water	20	1,565
GW-Farmers	2023 (A)	Water	21	3,510
GW-Ocotillo	2023 (F)	Water	9	2,002
Total			418	68,577
(1) Certified areas may overlap in whole or in part for separate utilities.
Pinal County
The City of Maricopa is located in Pinal County, approximately 12 miles south of Phoenix. The relative proximity to a significant urban center, coupled with relatively abundant and inexpensive land, were the key drivers of the real estate boom experienced by this community. The City of Maricopa continues to grow, as demonstrated by our addition of 9,008 active service connections, which represents 3.5% annualized growth from December 2021 to December 2025. Development in the area is still considered to be affordable, with the median home value being $346,350 compared to $450,000 in the Phoenix metropolitan area.
We operate in this region through GW-Santa Cruz and GW-Palo Verde, both of which we acquired in 2004. GW-Santa Cruz served 30,147 active service connections as of December 31, 2025 and revenue from GW-Santa Cruz represented approximately 40.2% and 41.0% of our total revenue for the years ended December 31, 2025 and 2024, respectively. GW-Palo Verde served 29,727 active service connections as of December 31, 2025 and revenue from GW-Palo Verde represented approximately 48.7% and 50.7% of our total revenue for the years ended December 31, 2025 and 2024, respectively.
The GW-Santa Cruz and GW-Palo Verde service areas include approximately 207 square miles, which provide further opportunities for growth. Most of the GW-Santa Cruz and GW-Palo Verde infrastructure is less than twenty years old. GW-

Santa Cruz and GW-Palo Verde provide water, wastewater and recycled water service, respectively, under an innovative public-private partnership memorandum of understanding with the City of Maricopa in Pinal County for approximately 278 square miles of its planning area. We signed a similar memorandum of understanding with the City of Casa Grande to partner in providing water, wastewater, and recycled water service to an approximate 100 square miles of its western region for anticipated growth.
Maricopa County
We operate in this region through GW-Hassayampa, GW-Belmont and GW-Turner.
GW-Hassayampa is a wastewater utility and has a CC&N for approximately 43 square miles in an area in western Maricopa County known as Tonopah. GW-Hassayampa has two active service connections as of December 31, 2025, and its service area lies directly in the expected path of future growth in the far west valley of metropolitan Phoenix, which we believe should provide opportunities for growth once development commences in this area.
GW-Belmont served 662 active service connections as of December 31, 2025. The service area includes approximately 111 square miles and provides water service to Maricopa County west of the Hassayampa River and to two small subdivisions in northern Scottsdale. Within the GW-Belmont service area, we have entered into agreements with developers of mixed use, master planned communities to serve approximately 100,000 anticipated home sites plus commercial, schools, parks and industrial developments at full build-out.
GW-Turner is a non-potable irrigation water utility located in Maricopa County, Arizona, with approximately seven square miles of service area. GW-Turner served 962 residential and commercial irrigation customers as of December 31, 2025.
Pima County
We operate in this region through GW-Saguaro, GW-Farmers and GW-Ocotillo. We formed GW-Ocotillo for the purpose of acquiring water systems in this region from the City of Tucson, which we acquired in July 2025. For additional information on the completed acquisition, refer to Note 2 – “Acquisitions” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.
GW-Saguaro and GW-Farmers served 1,565 and 3,510 active water connections, respectively, in Sahuarita, Arizona and unincorporated Pima County, Arizona as of December 31, 2025. GW-Ocotillo served 2,002 active water connections in unincorporated Pima County, Arizona as of December 31, 2025. Collectively, the Company’s Pima County utilities serve approximately 50 square miles of service area.
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
We are also subject to various federal, state and local laws and regulations governing the storage of hazardous materials, the management and disposal of hazardous and solid wastes, discharges to air and water, the cleanup of contaminated sites, fire protection service in the areas we serve and other matters relating to the protection of the environment, health and safety.
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
We maintain a comprehensive environmental program which addresses, among other things, responsible business practices and compliance with environmental laws and regulations, including the use and conservation of natural resources. Water samples across our water system are analyzed on a regular basis in material compliance with regulatory requirements. Water quality tests are conducted at contracted laboratory facilities in addition to providing continuous online instrumentation for monitoring parameters, such as turbidity and disinfectant residuals, and allowing for adjustments to chemical treatment based on changes in incoming water quality. Compliance with governmental regulations is of utmost importance to us, and considerable time and resources are spent ensuring compliance with all applicable federal, state and local laws and regulations.
Capital expenditures and operating costs to comply with environmental mandates traditionally have been recognized by the ACC as appropriate for inclusion in establishing rates. We generally expect to recover expenses associated with compliance for environmental and health and safety standards through rate increases, but this recovery may be affected by “regulatory lag”, that is, the delay between the utility’s test year and the issuance of a rate order approving new rates.
We continue to evaluate and monitor U.S. federal, state and local legislation and regulations but cannot predict the impact of new or changing regulations on our business at this time.
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
On April 10, 2024, the EPA finalized the NPDWR establishing legally enforceable levels, called MCLs, for six PFAS in drinking water. The EPA also finalized health-based, non-enforceable MCL goals for these PFAS. The final rule requires that public water systems, such as the Company, must monitor for these PFAS and have three years to complete initial monitoring, followed by ongoing compliance monitoring. Public water systems must also provide the public with information on the levels of these PFAS in their drinking water beginning in 2027. Public water systems have until 2029 to implement solutions that reduce these PFAS if monitoring shows that drinking water levels exceed the applicable MCLs. Beginning in 2029, public water systems that have PFAS in drinking water which violate one or more of these MCLs must take action to reduce levels of these PFAS in their drinking water and must provide notification to the public of the violation.
We are committed to compliance with the NPDWR and are in process of complying with the first PFAS requirement of the rule mandating initial monitoring for all of our utilities. The Company expects that compliance with the NPDWR will require increased capital expenditures for PFAS-contaminated water treatment and other operating costs. If other newer or stricter standards are introduced in the future, they could also increase our operating expenses.
Lead and Copper Rule Improvements
In October 2024, the EPA announced a final rule requiring drinking water systems to identify and replace lead pipes within ten years. In accordance with the 2021 Lead and Copper Rule Revision and in connection with the 2024 Lead and Copper Rule Improvements, the Company has conducted an inventory of its service lines. As of December 31, 2025, the evaluation was substantially complete and no lead pipes were found in our water systems. For the seven water systems acquired from the City of Tucson in July 2025, the Company is assessing the baseline inventory. Further compliance actions and prioritization will be impacted by compliance monitoring results and cooperation with customers with respect to the customer-owned portion of the service lines, as necessary. While the Company is evaluating the full impact of this new rule, we do not believe it will have a material impact on our results of operations.
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
(4)Rates are being phased-in over three periods. 50% of the increase was effective on May 1, 2025, with another 25%effective on November 1, 2025. The final 25% increase will be phased in on May 1, 2026.
(5)In March 2025, the Company filed a general rate case application with the ACC related to its GW-Santa Cruz and GW-Palo Verde utilities. The GW-Santa Cruz and GW-Palo Verde rate case is based on a test year ending December 31, 2024, with updates for changes in post-test year plant. Testimony commenced in the fourth quarter of 2025, and hearings are scheduled to begin in August 2026.
For a full summary of the Company’s current regulatory activity, including other approved details of recent rate cases, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Rate Regulation Updates”, included in Part II, Item 7 of this report and Note 3 — “Regulatory Matters” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.
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
At present, we have obtained a DAWS in the Maricopa/Casa Grande region (GW-Santa Cruz) for two distinct service areas for approximately 22,900 acre-feet of water use in total. Over time, we anticipate GW-Santa Cruz will apply to increase the DAWS as sufficient increased demand is established in the area. We have significant unused DAWS capacity in the larger service area in the north, including the incorporated City of Maricopa. In a smaller service area southwest of the City of Maricopa within Pinal County, the DAWS coverage is limited and more constrained by state law and groundwater regulations, which may impact developers’ ability to obtain final plat approval if the DAWS is not expanded.
Under our highly efficient Total Water Management model, we have achieved much lower per-unit potable water use rates than would be expected for average developments. In 2025, we used approximately 9,501 acre-feet of the annually available 22,900 acre-feet already permitted in the DAWS.
For our West Valley service territory (GW-Belmont), we are seeking a DAWS in the future. In December 2024, we obtained a DAWS for part of our Pima County service territory (GW-Farmers), effective January 1, 2025. The DAWS covers approximately 5,300 acre-feet of water use, and in 2025, we pumped approximately 985 acre-feet. In our other service areas, we rely upon a CAWS obtained by developers to demonstrate an assured water supply, or will apply for a DAWS in the future when required. There is no assurance that the ADWR would provide a new CAWS, DAWS or add any additional acre-feet to a DAWS in the future.
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

See “Risk Factors—Legal, Regulatory, and Legislative Factors—Our ability to expand into new service areas and to expand current water and wastewater service depends on approval from regulatory agencies. Failure to obtain required regulatory approvals will adversely affect future growth,” included in Part I, Item 1A of this report, for additional information.
In June 2025, Ag-to-Urban was signed into law, which is a potentially transformative development for water sustainability, housing, and economic growth across the state. The program allows landowners who cease agricultural operations to convert their water rights for use in new development. According to the ADWR, up to 384,000 acres of agricultural land in the Phoenix and Pinal AMAs are eligible for ag-to-urban conversion, representing an area with the potential to support over 1 million new homes. We anticipate the Ag-to-Urban program will help advance our strategic focus on Total Water Management and support growth across our service areas, while also providing expected benefits to the long-term sustainability of the state’s aquifers, including the aquifer beneath the City of Maricopa. The Ag-to-Urban program went into effect on September 26, 2025 and ADWR began accepting applications from landowners the same day.
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
•Potable Water. Our utilities presently employ groundwater systems for potable water production. Water is brought to the surface from underground aquifers (water levels vary from approximately 75 to 700 feet below land surface depending on the area), disinfected and stored in tanks for distribution to customers. In some instances, individual raw water supplies do not meet the legislative requirements for certain constituents. In those cases, we use well-head, centralized, point-of-use and/or blending treatment systems to ensure water quality meets potable standards.
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
Technology
We use sophisticated technology as a principal means of improving our margins. We focus on technological innovations that allow us to deliver high-quality water and customer service with minimal potential for human error, delays, and inefficiencies. The comprehensive technology platform that we use includes supervisory control and data acquisition (SCADA), AMI, and geographical information system (GIS) technologies, which we use to map and monitor our physical assets and water resources on an automated, real-time basis with fewer people than the standard water utility model requires. Our systems allow us to detect and resolve potential problems promptly, accurately, and efficiently before they become more serious, which both improves customer service and optimizes and extends the efficient performance and life of our assets. The comprehensive technology platform that we use includes AMI technology, which allows us to read water meters remotely rather than physically, improves water resources accounting, allows for identification of high water usage and water theft from disconnected meters. We also use automated voice, internet billing, payment processing, and customer service applications that contribute to additional reduced headcount and a reduction in associated personnel costs.
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
Although there has not traditionally been a significant economic incentive or other reward for automation and resource efficiency in our industry, we believe our use of automation in lieu of labor, together with our emphasis on streamlined operations and conservation, positions us well for continued profitable growth and allows us to take advantage of future incentives or rewards that may be available to water utilities that are able to successfully enhance the use of renewable resources.
Competition
As an owner and operator of regulated utilities, we do not face competition within our existing service areas because Arizona law provides the holder of a CC&N for water and wastewater service with an exclusive right to provide that service within the ACC-designated service area. In addition, the high cost of constructing water and wastewater systems in an existing market creates a barrier to entry. We do, however, face competition from other water and wastewater utilities for new service areas and with respect to the acquisition of smaller utilities. Our principal competitors for new service areas and acquisitions in Arizona are EPCOR Water Arizona Inc., Arizona Water Company, Central States Water Resources, NW Natural Water Company, LLC, Ullico Inc., Liberty Utilities, Community Water of Arizona and Voyager Water Company. Competition for new service areas and acquisitions is based on relationships with municipalities and developers, experience in making acquisitions, the ability to finance and obtain regulatory approval, quality and breadth of products and services, the ability to integrate both water and wastewater service, and implement conservation practices throughout the service areas, price, speed, and ease of implementation.
If we seek to extend our service outside Arizona, we will face competition from other regional or national water utilities for these opportunities.
Although we compete effectively in our regulated businesses, our competitors may have more resources and experience than we have and may therefore have a competitive advantage.
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
Human Capital Resources
Our employees’ significant contributions through innovation and standardization are essential to our realized and continued success. We offer a comprehensive compensation and benefits package to attract and retain top talent. In addition to competitive base wages, additional benefits include share-based compensation, Company matched 401(k) plan, healthcare and insurance benefits, flexible spending accounts and paid time off.
As of December 31, 2025, we employed 126 full-time individuals and 3 part-time employees. This represents an overall increase of four employees, or 3% from December 31, 2024 due primarily to hiring additional employees for the newly acquired water systems from the City of Tucson. Currently, none of our employees participate in collective bargaining agreements, and we consider our employee relations to be good.
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
Available Information
We maintain an internet website at www.gwresources.com. We electronically file with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), proxy statements and the reports filed pursuant to Section 16(a) of the Exchange Act. Copies of these reports and proxy statements are accessible through our website, free of charge, as soon as reasonably practicable after these reports and proxy statements are filed electronically with, or furnished to, the SEC. To access these reports and proxy statements, go to our website at www.gwresources.com. The foregoing information regarding our website is provided for convenience and the content of our website is not deemed to be incorporated by reference in this report filed with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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
For example, in connection with the current rate case for our GW-Santa Cruz and GW-Palo Verde utilities, which serve approximately 87.3% of our total active service connections as of December 31, 2025, the written testimonies of the ACC Staff and RUCO included recommendations that materially differed from the rate case applications filed by the GW-Santa Cruz and GW-Palo Verde, including relating to net annual revenue and certain write-offs and disallowances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Rate Regulation Updates”, included in Part II, Item 7 of this report for additional information. There can be no assurance that we will be successful in reconciling the differences between the GW-Santa Cruz and GW-Palo Verde rate case applications and the ACC Staff's and RUCO’s testimonies. If ultimately adopted by the ACC, these recommendations would have a material adverse impact on our results of operations, cash flows and ability to raise capital needed to invest in future growth. Additionally, these impacts could, among other things, limit our ability to fund system replacements and improvements internally, as well as constrain our ability to respond to unforeseen needs or regulatory requirements, which may lead to increased service interruptions and higher costs over time.
New or stricter regulatory standards or other governmental actions could increase our regulatory compliance and operating costs, require us to alter our existing distribution or treatment facilities, and/or cause us to build additional facilities, which could cause our profitability to suffer, particularly if we are unable to increase our rates to offset such costs.
In Arizona, water and wastewater utilities are subject to regulation by water, environmental, public utility and health and safety regulators, and the Company’s utilities are required to obtain environmental permits from governmental agencies in order to operate their facilities. Applicable regulations, such as standards surrounding PFAS, relate to, among other things, standards and criteria for drinking water quality and for wastewater discharges, customer service and service delivery standards, waste disposal and raw groundwater abstraction limits and rates, and charges for our regulated service. There may be instances in the future when the Company is not in compliance, or cannot achieve compliance with new and evolving laws, regulations, and permits without incurring additional operating costs.
To comply with federal, state and local environmental laws, our existing facilities may need to be altered or replaced, which may cause us to incur significant additional costs. Altered and new facilities and other capital improvements must be constructed and operated in accordance with multiple requirements, including, in certain cases, an Aquifer Protection Permit issued by the ADEQ, Arizona Pollution Discharge Elimination System permits from the ADEQ and an air quality permit from Maricopa or Pinal Counties. The provision of potable water is subject to, among others, the requirements of the federal Safe Drinking Water Act, and effluent from wastewater treatment facilities must comply with other requirements. Regulated contaminants and associated MCLs may continue to change over time, requiring us to alter or build additional treatment facilities.

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
In particular, water resource constraints exist in certain areas within Pinal County near and around the City of Maricopa. We have obtained a DAWS in the Maricopa/Casa Grande region (GW-Santa Cruz) for two distinct service areas for approximately 22,900 acre-feet of water use in total. We have significant unused DAWS capacity in the larger service area in the north, including the incorporated City of Maricopa. In a smaller service area southwest of the City of Maricopa within Pinal County, the DAWS coverage is limited and more constrained by state law and groundwater regulations, which may impact developers’ ability to obtain final plat approval if the DAWS is not expanded. While we believe we have sufficient capacity for many years to support connection growth in this area, it is the increase in land entitlement that may exceed the allocation of the smaller service area within the DAWS, which in turn may limit future plat approvals. We are working with our development partners and others to develop long-term solutions for this area. See “Business—Regulation—Assured and Adequate Water Supply Regulations”, included in Part I, Item 1 of this report.
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
Our effective income tax rate could be adversely affected by various factors, many of which are outside of our control, including:
•changes in tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions, including but not limited to U.S. federal and state regulations or interpretations resulting from the OBBBA;
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
GWRI and its subsidiaries are occasionally a party to lawsuits in the normal course of our business, such as a recently filed class action lawsuit regarding water quality. Responding to lawsuits brought against us—and litigation in general—can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Unfavorable outcomes from these claims and/or lawsuits could materially adversely affect GWRI’s business, results of operations and financial condition, and we could incur substantial monetary liability and/or be required to change our business practices.
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
Our operations of regulated utilities are currently located exclusively in the state of Arizona, and more specifically approximately 81.9% of our active service connections are within a single municipality, which increases the impact of local conditions on our results of operations.
The customers of our regulated utilities are currently located exclusively in the state of Arizona and 81.9% of our active service connections are located in the City of Maricopa, Arizona. As a result, we cannot diversify or mitigate the risks presented by local regulatory, economic, political, demographic and weather conditions in this area. An adverse change in any of these conditions would therefore affect our profitability, results of operations, liquidity and cash flows more significantly than if our utilities operated more broadly in other geographic areas.
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
Other global incidents, such as a pandemic or other public health crisis, could have a similar effect of disrupting our business to the extent they reach and impact the service areas in which we operate, the availability of supplies we need, the customers we serve, or the employees who operate our businesses. See “—Business and Operational Factors — Pandemics, epidemics or disease outbreaks could adversely affect our business operations, cash flows and financial position to an extent that is difficult to predict” for additional information.
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
Pandemics, epidemics or disease outbreaks could adversely affect our business operations, cash flows and financial position to an extent that is difficult to predict.
The occurrence of pandemics, epidemics or disease outbreaks could adversely affect our business operations, cash flows and financial position. These impacts may include, among others, disruptions to our operations and business activities, including any closures of offices or facilities, and to those of governmental agencies regulating our business, suppliers, customers and other business partners; reduced demand for our water and wastewater service from our commercial customers, particularly if businesses are shut down; greater difficulty in collecting customer receivables; a slowdown or disruption in the supply chain for the supplies used in our operations, including chemicals used to treat water and wastewater, in addition to higher costs; and limitations on employee resources, productivity and availability, including due to sickness, government restrictions, labor supply shortages and the desire of employees to avoid contact with large groups of people. There would be many variables and uncertainties associated with any future pandemics, epidemics or disease outbreaks, including, but not limited to, the duration and severity of the outbreak; the extent of travel restrictions, business closures and other measures imposed by governmental authorities; availability of vaccines; and other factors that may be currently unknown or considered immaterial, to fully assess the potential impact on our business operations, cash flows and financial position.
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
In the regular course of our business, we manage a range of sensitive security, customer and business systems information. As operators of critical infrastructure, we may face a heightened risk of cyberattacks from internal or external sources. For example, a hacker accessed a Florida water treatment plant’s control system and attempted to increase the amount of lye used to treat the water to a potentially dangerous level. Facilities, information technology systems and other infrastructure facilities and systems and physical assets could be targets of such unauthorized access. Further, third parties, including vendors, suppliers and contractors, who perform certain services for us or administer and maintain our sensitive information, could also be targets of cyberattacks and unauthorized access. If our information technology systems, or that of third parties on which we rely on, are affected by a significant cyberattack, this could result in, among other things, a significant disruption to our operations; costly investigations and remediation; misappropriation of our confidential information or that of our customers, employees, business partners or others; litigation and potential liability; enforcement actions and investigations by regulatory authorities; loss of customers and contracts; harm to our reputation; and a loss of management time, attention and resources from our regular business operations, any of which could have a negative impact on our business, results of operations and cash flows. These types of events, either impacting our facilities or the industry in general, could also cause us to incur additional security and insurance related costs.
We have experienced, and expect to continue experiencing, cyberattacks and other attempted intrusions. While we have instituted safeguards to protect our information technology systems, those safeguards may not always be effective due to the evolving nature and intensity of cyberattacks, as well as new and sophisticated tools and methods being used by criminals and cyberterrorists to penetrate and compromise systems. We cannot guarantee that our protections will be completely successful in the event of a cyberattack. Further, the implementation of additional security measures could increase costs and have a material adverse impact on our financial results.
Cyber insurance has been obtained to provide coverage for a portion of the losses and damages that may result from a security breach of information technology systems, but such insurance is subject to a number of exclusions and may not cover the total loss or damage caused by a breach. In addition, all costs of responding to and recovering from a cyber incident may not be covered by insurance.
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
As of December 31, 2025, we had total indebtedness of $133.7 million. In addition, we may incur substantial additional indebtedness in the future. Our indebtedness could have important consequences, including:
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
A slowdown or severe downturn in the housing market could have an adverse effect on our operating results and financial condition. During periods of economic distress, there may be an increase in home foreclosures and vacancies. For example, during the economic downturn beginning in 2008, our utilities experienced an increase in the number of vacant homes, reaching a peak of 4,020 vacant connections as of February 28, 2009, approximately 11.9% of our total connections at the time. Accordingly, in the event of an economic downturn, we may experience a material reduction in revenue. We cannot predict the overall trajectory of the U.S. economy and housing market. Our growth depends significantly on increased residential and commercial development in our service areas, and if developers or builders are unable to complete additional residential and commercial projects, our revenue may decline.
Risks Related to the Ownership of Our Common Stock
The concentration of our stock ownership with our officers, directors, certain stockholders and their affiliates may limit your ability to influence corporate matters.
Our directors, executive officers and stockholders holding more than 10% of our capital stock and their affiliates beneficially own, in the aggregate, approximately 42.4% of our outstanding common stock, all of which is held by our former director, William S. Levine, and current director Jonathan L. Levine. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. There can be no assurance that their interests will not conflict with the interests of our other stockholders.
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
•changes in our dividend policy;
•adverse resolution of new or pending litigation against us; and
•changes in general market, economic and political conditions in the U.S., and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war (including the ongoing wars and conflicts between Russia and Ukraine and in the Middle East), other geopolitical uncertainties, public health concerns and responses to such events.
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
ITEM 2. Properties
The following table lists the principal properties that we own or lease as of December 31, 2025. Water utility plant primarily consists of water distribution centers, well sites, booster stations, water storage and water treatment facilities, Wastewater utility plant primarily consists of lift stations, wastewater recycling facilities and recycled water booster stations. Our existing properties are adequate to meet our current needs.

Operated by	Nature of Property	Count	County
GW-Santa Cruz	Water Utility Plant	25	Pinal
GW-Palo Verde	Wastewater Utility Plant	16	Pinal
GW-Belmont	Water Utility Plant	16	Maricopa
GW-Hassayampa	Wastewater Utility Plant	1	Maricopa
GW-Saguaro	Water Utility Plant	15	Pima
GW-Farmers	Water Utility Plant	11	Pima
GW-Ocotillo	Water Utility Plant	34	Pima
GW-Turner	Water Utility Plant	7	Maricopa
GWRI	Corporate Office	1	Maricopa

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
Shareholders
As of February 27, 2026, there were approximately 57 shareholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.
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
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock the Company made during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2025	201	$10.23	—	—
November 1 to 30, 2025	675	$8.68	—	—
December 1 to 31, 2025	—	$—	—	—
Total	876		—
(1) Represents shares withheld from employees or board members to satisfy certain tax obligations due in connection with the vesting of restricted stock awards granted under the Global Water Resources, Inc. 2020 Omnibus Incentive Plan. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting date.
Unregistered Sales of Equity Securities
No unregistered securities were sold during the year ended December 31, 2025, other than as reported in our Current Reports on Form 8-K filed with the SEC.
ITEM 6. Reserved

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of Global Water Resources, Inc.’s financial condition and results of operations (“MD&A”) relate to the year ended December 31, 2025 and should be read together with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this report.
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
Business Outlook
We continue to experience organic growth exhibited through our year-over-year organic increase in active connections (i.e., exclusive of acquisition-related growth) of 3.2% as of December 31, 2025. According to the 2024 U.S. Census estimates, the Phoenix metropolitan statistical area (“MSA”) is the 10th largest MSA in the U.S. and had an estimated population of 5.2 million, an increase of 7.0% over the 4.8 million people reported in the 2020 Census. Growth in the Phoenix MSA continues as a result of its excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 5.8 million people by 2030 and 6.5 million by 2040.
Our organic growth continues to be primarily influenced by the comparatively lower cost of housing in the City of Maricopa relative to other areas within the Phoenix MSA. As of December 2025, the median home sales price in the City of Maricopa was 26% lower than in the City of Phoenix. An important development during 2025 was the addition of adding the State Route 347 Improvement Project to the Arizona Department of Transportation five-year construction plan. The project represents a transformative investment in regional infrastructure that will enhance safety, improve mobility and support the continued growth of the City of Maricopa and surrounding areas.
We continue to monitor potential effects on our operations due to changes in the macroeconomic environment, such as the impacts of tariffs on our operational costs and construction work in progress, as well as new home construction in our service areas. We continue to expect a positive long-term outlook based on forecasted performance of job and population growth, as well as indicators of stabilizing construction in the single-family housing market in the Phoenix MSA.
In its fourth quarter 2025 forecast, the Arizona State University - W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus Panel notes that, although new multi-family permits have declined from their peak in early 2023, the number of apartments still under construction remains high. The panel expects the pace of multi-family permit declines to moderate as newly constructed apartments are filled. The panel also indicates that affordability constraints continue to hinder the single-family housing market in the near term. However, forecasts for 2026 and 2027 project moderate increases in single-family housing permits year over year.

The 2026 and 2027 single family permit forecasts are presented in the table below:

	2026	2027
Phoenix MSA Consensus
Single family permits	23,671	24,353
Multi-family permits	9,225	8,872
Single family and multi-family housing equivalent permits issued are presented in the table below:

	Years Ended December 31,		Change
	2025	2024	#	%
Single family permits
City of Maricopa	600	986	(386)	(39)%
Phoenix MSA	21,815	27,156	(5,341)	(20)%
Multi-family housing equivalent permits
City of Maricopa	649	1,200	(551)	(46)%
While new permit activity has slowed in 2025, growth in the Phoenix MSA, particularly in the City of Maricopa, is reflected in the Company’s 3.2% year-over-year organic increase in active connections. Management believes, despite fluctuations in permit projections, we remain well-positioned to benefit from the anticipated long-term growth of the Phoenix MSA.
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
On July 4, 2025, President Trump signed the OBBBA into law, enacting significant changes to U.S. federal tax law. The main applicable provision of the OBBBA for us relates to bonus depreciation, which is not applicable to utility assets. As we primarily depreciate utility assets, the OBBBA did not have a material impact on our results of operations, cash flows, and financial position.
We continue to monitor the impact of business and macroeconomic conditions, including inflationary pressures and changes in tariff policy, on our business and operations. While these conditions did not have a material effect on our business operations, results of operations, cash flows and financial position for the year ended December 31, 2025, we are unable to predict the ultimate extent to which our business operations, results of operations, cash flows, and financial position could be impacted.
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenue and variable expenses in a corresponding manner. As of December 31, 2025, active service connections increased 4,057, or 6.3%, to 68,577 compared to 64,520 active service connections as of December 31, 2024, primarily due to organic growth in our service areas and the recent acquisition of seven water systems from the City of Tucson. Approximately 87.3% of the 68,577 active service connections are serviced by our GW-Santa Cruz and GW-Palo Verde utilities as of December 31, 2025.
The graph below presents the historical change in active connections for our ongoing operations over the past five years.

Total Active Connections
70,000
65,000
60,000
55,000
50,000
45,000
48,899
53,882
56,270
61,791
64,520
68,577
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25

Recent Acquisition Activity
Acquisition of Water Systems from City of Tucson
On July 8, 2025, the Company’s GW-Ocotillo subsidiary completed the previously announced acquisition of seven water systems from Tucson Water, the City of Tucson’s water utility, in an all-cash transaction for an amended purchase price of approximately $8.1 million. The systems served approximately 2,200 water service connections in and around Pima County with a rate base of approximately $7.7 million at the time of acquisition. Following the acquisition, the total number of Global Water customers in Pima County exceeded 7,200. The Company expects the acquired water systems to generate approximately $1.5 million in revenue annually. The Company will integrate the acquired water systems using the same proven approach to consolidation and effective water management implemented in its other recent acquisitions in Pima County. The Company plans to update the acquired water systems over time with the installation of upgraded AMI, which will include smart meters that enable wireless usage metering, similar to the technology that Global Water has deployed for approximately 90% of its active customers.
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
We are required to file rate cases with the ACC to obtain approval for a change in the rates we charge to customers. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. We expect to file for rate increases every three to five years, in line with common industry practice. Refer to “— Rate Regulation Updates” below and Note 3 — “Regulatory Matters” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.
Additionally, our water and wastewater utility operations are subject to extensive regulation by U.S. federal, state, and local regulatory agencies that enforce environmental, health, and safety requirements, which affect all of our regulated subsidiaries. Environmental, health and safety, and water quality regulations are complex, change frequently, and have tended to become more stringent over time. Although it is difficult to project the ultimate costs of complying with pending or future requirements, we do not expect requirements under current regulations to have a material impact on our operations or financial condition, though it is possible new methods of treating drinking water may be required if additional regulations become effective in the future. See “Business—Regulation”, included in Part I, Item 1 of this report for additional information.
In April 2024, the federal Judicial Panel on Multidistrict Litigation approved the consolidation of approximately 500 separate cases against multiple defendant manufacturers into a single multi-district civil class action lawsuit (“MDL”) known as Aqueous Film-Forming Foams (“AFFF”) Products Liability Litigation MDL No. 2873 (the “AFFF MDL”). The AFFF MDL was filed in the U.S. District Court for the District of South Carolina (the “Court”) and is intended to resolve claims associated with PFAS contamination in water systems from the manufacture and widespread use of AFFF, which is believed to be a significant source of PFAS contamination in water systems. AFFF containing PFAS (and until 2002, perfluorooctanoic acid, a related compound) was widely used in fire suppression systems, firefighting vehicles, and at fire training facilities nationwide. The Company is in the class of plaintiffs in the AFFF MDL. EIDP, Inc. (“Dupont,” formerly E.I. DuPont de Nemours and Company) and 3M, two of the four primary defendants in the AFFF MDL, have begun distributing incremental payments to the plaintiffs pursuant to the settlement agreement with Dupont and 3M approved by the Court. Annual payments by Dupont and 3M are expected to continue to be made to the Company through 2036 and are expected to be immaterial. Any settlement reached with any of the remaining defendants in the AFFF MDL will be subject to the final approval of the Court. There can be no assurance as to the outcome of the AFFF MDL with regard to these remaining defendants, including any decision or resolution thereof, timing, or the ultimate amounts that may be realized, if any. As of February 27, 2026, we received three disbursements totaling approximately $0.5 million, net of attorneys’ fees and other costs.
Infrastructure Investment
Capital expenditures for infrastructure investment are a component of the rate base on which our regulated utility subsidiaries are allowed to earn a rate of return. Capital expenditures for infrastructure provide a basis for earnings growth by expanding our “used and useful” rate base, which is a component of our permitted return on investment and revenue requirement. We have generally been able to recover a rate of return on these capital expenditures (return on equity and debt), together with debt service and certain operating costs, through the rates we charge.
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
The limited geographic diversity of our service areas makes the results of our operations more sensitive to the effect of extreme weather patterns. The second and third quarters of the year are generally those in which water service revenue and wastewater service revenue are highest. For additional information and risks associated with weather and seasonality, see “Risk Factors—Business and Operational Factors—Our utilities business is subject to seasonal fluctuations and other weather-related conditions, such as droughts, which could adversely affect the supply of and demand for our service and our results of operations,” and “Risk Factors—Business and Operational Factors—Climate variability may cause increased volatility in weather and may impact water usage and related revenue or require additional expenditures, all of which may not be fully recoverable in rates or otherwise,” included in Part I, Item 1A of this report.
Access to and Quality of Water Supply
In many areas of Arizona (including certain areas that we service), water supplies are limited and, in some cases, current usage rates exceed sustainable levels for certain water resources. We currently rely predominantly on the pumping of groundwater and the generation and delivery of recycled water for non-potable uses to meet future demands in our service areas. At present, groundwater (and recycled water derived from groundwater) is the primary water supply available to us. In addition, regulatory restrictions on the use of groundwater and the development of groundwater wells, lack of available water rights, drought, overuse of local or regional sources of water, protection of threatened species or habitats, or other factors, including climate change, may limit the availability of ground or surface water. In particular, water resource constraints exist in certain areas within Pinal County near and around the City of Maricopa. We have obtained a DAWS in the Maricopa/Casa Grande region (GW-Santa Cruz) for two distinct service areas for approximately 22,900 acre-feet of water use in total. We have significant unused DAWS capacity in the larger service area in the north, including the incorporated City of Maricopa. In a smaller service area southwest of the City of Maricopa within Pinal County, the DAWS coverage is limited and more constrained by state law and groundwater regulations, which may impact developers’ ability to obtain final plat approval if the DAWS is not expanded. While we believe we have sufficient capacity for many years to support connection growth in this area, it is the increase in land entitlement that may exceed the allocation of the smaller service area within the DAWS, which in turn may limit future plat approvals. We are working with our development partners and others to develop long-term solutions for this area. Regardless, considering the existing capacity in the DAWS, we believe that we have an adequate supply of water to service our current demand and growth for the foreseeable future in our service areas. For additional information and risks associated with the access to and quality of water supply, see “Risk Factors—Business and Operational Factors—Inadequate water supplies and wastewater capacity could have a material adverse effect upon our ability to achieve the customer growth necessary to increase our revenue,” included in Part I, Item 1A of this report.
Rate Regulation Updates
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
On October 1, 2025, the ACC Utilities Division (“ACC Staff”) and RUCO, filed their respective initial written testimonies with the ACC in the rate case. The filed ACC Staff and RUCO testimonies include recommendations that materially differ from the rate case applications filed by GW-Santa Cruz and GW-Palo Verde as described above. The ACC Staff recommended, among other things, a net annual revenue decrease of approximately $7.1 million. RUCO recommended, among other things, a net annual revenue increase of approximately $3.0 million. With respect to the ACC Staff written testimony, the ACC Staff indicated that its recommendation reflected certain adjustments for post-test year plant (“PTYP”) projected through August 1, 2025.
GW-Santa Cruz and GW-Palo Verde provided their rebuttal and rejoinder testimonies in the fourth quarter of 2025, which request a rate increase that, if approved by the ACC, would result in a net annual revenue increase of approximately $4.3 million. As part of these testimonies, the Company is no longer proposing the use of formula rates as part of this rate case proceeding. These most recent testimonies included the Company’s updated information relating to PTYP projects completed through December 31, 2025. The hearing with the ALJ, originally scheduled to begin December 15, 2025, was delayed until August 3, 2026, and an additional round of testimony is scheduled for Q2 2026. As a result of these delays, the Company now anticipates a conclusion to the case in late 2026.
The unfavorable ACC Staff and intervenor positions and recommendations, if ultimately adopted by the ACC, could have a material adverse impact on the Company’s financial condition, results of operations, and cash flows. Further, the Company cannot speculate as to the ACC’s final determination of the rate case applications in any respect whatsoever.
See “Risk Factors—Legal, Regulatory, and Legislative Factors—We are subject to the jurisdiction and regulations of the ACC, the primary utility regulator in Arizona, and our financial condition depends upon our ability to recover costs in a timely manner from customers through regulated rates,” included in Part I, Item 1A of this report for additional information.
Comparison of Results of Operations for the Years Ended December 31, 2025 and 2024
The Company is not organized around a specific product or service, geographic region, or regulatory environment. Refer to Note 18 — “Business Segment Information” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional segment information.
Financial data is summarized in the following tables.

	Year Ended		Favorable (Unfavorable)
	December 31,		2025 vs. 2024
(in thousands, except per share amounts)	2025	2024	$	%
Revenue	$55,758	$52,692	$3,066	5.8%
Operating expenses	48,602	43,328	(5,274)	(12.2)%
Operating income	7,156	9,364	(2,208)	(23.6)%
Total other expense	(3,173)	(1,502)	(1,671)	(111.3)%
Income before income taxes	3,983	7,862	(3,879)	(49.3)%
Income tax expense	(1,026)	(2,073)	1,047	50.5%
Net income	$2,957	$5,789	$(2,832)	(48.9)%

Basic earnings per common share	$0.11	$0.24	$(0.13)	(54.2)%
Diluted earnings per common share	$0.11	$0.24	$(0.13)	(54.2)%

Revenue
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

	Year Ended		Favorable (Unfavorable)
	December 31,		2025 vs. 2024
(in thousands)	2025	2024		%
Water service
Basic charge	$14,752	$13,668	$1,084	7.9%
Consumption	13,181	11,660	1,521	13.0%
Other	676	736	(60)	(8.2)%
Total water service	28,609	26,064	2,545	9.8%
Wastewater and recycled water service
Basic	25,290	24,773	517	2.1%
Consumption	1,501	1,500	1	0.1%
Other	358	355	3	0.9%
Total wastewater and recycled water service	27,149	26,628	521	2.0%
Total revenue	$55,758	$52,692	$3,066	5.8%

Active water connections	38,848	35,799	3,049	8.5%
Active wastewater connections	29,729	28,721	1,008	3.5%
Total active connections	68,577	64,520	4,057	6.3%

Consumption (in million gallons)
Water service	4,275	4,037	238	5.9%
Recycled water	858	857	1	0.1%
The increase in revenue for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily attributable to:
•Organic growth in active water and wastewater connections and growth from the acquisition of the seven water systems from the City of Tucson in July 2025.
•Increased water consumption, predominantly driven by the increase in active connections and higher usage.
•Higher rates for GW-Saguaro, resulting from the GW-Saguaro general rate case, effective July 2024 and January 2025, and higher rates for GW-Farmers, resulting from the GW-Farmers general rate case, effective May 1, 2025 and November 1, 2025.
•The increase in wastewater and recycled water service revenue was partially offset by an increase of $0.4 million in bill credits related to the Company's Southwest Plant, which were effective beginning August 2024. Refer to Note 3 - "Regulatory Matters" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information regarding the Southwest Plant bill credits.

Operating Expenses

	Year Ended		Favorable (Unfavorable)
	December 31,		2025 vs. 2024
(in thousands)	2025	2024	$	%
Personnel costs - operations and maintenance	$5,637	$5,014	$(623)	(12.4)%
Utilities, chemicals and repairs	4,671	3,927	(744)	(18.9)%
Other operations and maintenance expenses	5,441	4,785	(656)	(13.7)%
Total operations and maintenance expense	15,749	13,726	(2,023)	(14.7)%
Personnel costs - general and administrative	9,119	9,173	54	0.6%
Professional fees	1,899	1,687	(212)	(12.6)%
Other general and administrative expenses	6,837	6,022	(815)	(13.5)%
Total general and administrative expense	17,855	16,882	(973)	(5.8)%
Depreciation, amortization and accretion	14,998	12,720	(2,278)	(17.9)%
Total operating expenses	$48,602	$43,328	$(5,274)	(12.2)%
Operations and Maintenance
Operations and maintenance expenses primarily consist of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax.
•Higher personnel costs were primarily attributable to hiring additional employees for the newly acquired water systems from the City of Tucson, as well as increased medical costs.
•Higher utilities, chemicals and repairs were primarily the result of increases in water treatment expenses, chemicals and purchased power. The increased water treatment expenses were significantly driven by costs to operate a new uranium water treatment facility. Increases in chemical costs were largely attributable to additional water consumption. In addition, increases to purchased power expense resulted from increased water consumption, additional processing equipment in operation as a result of our 2025 capital expenditure program and utility rate increases.
•The increase in other operations and maintenance expenses was primarily driven by expenses related to additional contracts with IT and other contract service providers as well as increased transportation costs and an increase in rent expense as a result of a new office lease in Pima County in December 2024.
General and Administrative
General and administrative expenses primarily consist of the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees.
•Higher professional fees were primarily attributable to increased legal fees associated with the Nikola bankruptcy.
•The increase in other general and administrative expenses was primarily attributable to:
◦Increased costs associated with third party service providers, significantly driven by new and expanded services, as well as additional licensing fees, resulting from organic and acquisitive growth.
◦Higher general liability insurance costs.
◦Higher fees from municipality licensing-type agreements related to increased revenue.
◦Increased rent expense related to the renewal of our corporate office lease.
◦Higher credit loss expense as a result of aging receivables.
Depreciation, Amortization and Accretion - The increase for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was substantially attributable to a 21.7% increase in depreciable fixed assets as a result of our 2025 capital expenditure program.

Total Other Expense – The increase in total other expense for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was substantially attributable to:
•Loss on asset disposals of $1.3 million related to the recommissioning of our Southwest Plant for parts that were unable to be reused from the original plant.
•A decrease in interest income of $0.5 million as a result of carrying lower average cash balances.
•A decrease in income associated with Buckeye growth premiums of $0.5 million that resulted from fewer new meter connections in the area. Refer to Note 19 — “Other, Net” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional information regarding the Buckeye growth premiums.
•All of which is partially offset by higher AFUDC-Equity of $0.3 million attributable to the 2025 capital expenditure program.
Income Tax Expense – The primary driver for the decrease in income tax expense was lower pre-tax income for the year ended December 31, 2025 compared to the year ended December 31, 2024.
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
Significant sources of funds from historical financing activity included:
Sales of Equity Securities
The Company has historically completed multiple equity raises through sales of its common stock in both public and private offerings, including the recent transactions below.
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
WIFA Grant and Note
In December 2023, the Company’s GW-Farmers utility was awarded a $1.6 million grant from WIFA to replace manual read meters with AMI smart meters.
On April 30, 2024, the Company’s Global Water - Rincon Water Company, Inc. utility (now part of GW-Saguaro) entered into a loan agreement with WIFA for a note with a principal amount of $2.4 million (the “WIFA Note”) to improve the utility’s infrastructure, including enhancements to the fluoride treatment system and other projects, of which $0.7 million is forgivable. The WIFA Note is due on April 1, 2044 and bears an interest rate of 4.911%. Funding occurs through one or more draw requests submitted by the Company and the subsequent disbursement of principal by WIFA. The Company received the final disbursements in May 2025, and as of December 31, 2025 and 2024, the outstanding balance of the WIFA Note was $1.6 million and $1.4 million, respectively. In connection with the underlying assets being placed in service, the forgivable portion of the loan was recognized as CIAC in June 2025.

Revolver
The Company maintains a revolving credit facility with Northern Trust pursuant to a loan agreement entered into between the parties (as amended, the “Northern Trust Loan Agreement”). On April 14, 2025, the Company and Northern Trust entered into a sixth amendment to the Northern Trust Loan Agreement to, among other things, (i) extend the scheduled maturity date from July 1, 2026 to May 18, 2027 and (ii) increase the maximum principal amount available for borrowing under the Revolver from $15.0 million to $20.0 million. Pursuant to the Northern Trust Loan Agreement, the amounts outstanding bear interest, payable monthly, at a rate equal to the SOFR plus 2.10%. As of December 31, 2025, the Company had no outstanding borrowings under the Revolver.
Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%. The Series A notes (the “Series A Notes”)carry a principal balance of $28.8 million and bear an interest rate of 4.38%, payable semi-annually on June 15 and December 15 of each year, over a twelve-year term, with the principal payment due on June 15, 2028. The Series B notes (the “Series B Notes”) carry a principal balance of $69.0 million and bear an interest rate of 4.58%, payable semi-annually on June 15 and December 15 of each year, over a 20-year term, with the final principal balance due on June 15, 2036. The Series B Notes were interest only for the first five years, with $1.9 million principal payments paid semi-annually in June and December thereafter beginning December 2021.
Additionally, on January 3, 2024, the Company issued $20 million aggregate principal amount of 6.91% Senior Secured Notes due on January 3, 2034 (the “6.91% Notes” and collectively with the Series A Notes and the Series B Notes, the “Senior Secured Notes”). The 6.91% Notes accrue interest at 6.91% per annum from the date of issuance, payable semi-annually on January 3 and July 3 of each year, beginning on July 3, 2024, with a balloon payment due on January 3, 2034.
Term Loan
On December 10, 2025, the Company entered into a credit agreement with, and issued a related promissory note to, CoBANK, ACB, a federally-chartered instrumentality of the United States. Under the terms of the credit agreement and promissory note, the Company was provided term loan borrowings with an aggregate principal amount of $15 million (the “Term Loan”). The Term Loan bears interest at a fixed rate of 5.49% per annum, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2026, with the principal payment due on December 10, 2035, the scheduled maturity date. As of December 31, 2025, the Term Loan carried a principal balance of $15.0 million.
Refer to Note 10 - “Debt” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report for additional details regarding the WIFA Note, Revolver, Senior Secured Notes and Term Loan.
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
As of December 31, 2025, the Company has no notable near-term cash expenditures, other than for its capital improvement plan and the principal payments for its Series B Notes in the amount of $1.9 million due in both June 2026 and December 2026. While specific facts and circumstances could change, the Company believes that with the cash on hand and the ability to draw on its $20.0 million Revolver, it will be able to generate sufficient cash flows to meet its operating cash flow requirements and capital maintenance needs, whilst remaining in compliance with its debt covenants for the next twelve months and beyond. In addition, the Company may choose to raise additional funds from time to time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures and/or strategic acquisitions for the next twelve months and beyond. However, there are currently no commitments in place for future financing, and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our shareholders.
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
For the year ended December 31, 2025, net cash provided by operating activities totaled $20.2 million compared to $21.8 million for the year ended December 31, 2024. The change in cash from operating activities was primarily driven by the decrease in net income year over year.
Cash from Investing Activities
The net cash used in investing activities totaled approximately $75.4 million for the year ended December 31, 2025 compared to $32.5 million for the year ended December 31, 2024. The $42.9 million increase in cash used in investing activities was the result of an increase in capital expenditures tied to the Company’s capital expenditure plan for 2025 and the acquisition of seven water systems completed in July 2025.
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
Cash from Financing Activities
The net cash provided by financing activities totaled $50.9 million for the year ended December 31, 2025, a $33.8 million increase, as compared to $17.1 million in cash provided by financing activities for the year ended December 31, 2024. This increase primarily reflects $43.7 million of aggregate proceeds from the issuances of common stock sold in the Company’s private placement and public offerings, net of issuance costs, during the year ended December 31, 2025, partially offset by a $7.2 million reduction in net debt borrowings year over year, and a net decrease of $4.5 million in AIAC and CIAC advances during the year ended December 31, 2025.
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
Debt Covenants
The Company’s Senior Secured Notes, Term Loan and Revolver (collectively, the “debt instruments”) require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. The debt instruments also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. Further, the foregoing covenants are subject to various qualifications and limitations as set forth in each of the debt instruments’ respective agreements. The debt instruments are subject to certain customary events of default after which they could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. As of December 31, 2025, the Company was in compliance with its financial debt covenants under the debt instruments.

Contractual Obligations and Off-Balance Sheet Arrangements
In the course of normal business activities, the Company enters into a variety of contractual obligations and commitments. Some result in direct obligations on the Company’s balance sheet while others are firm commitments or commitments based on uncertainties and undetermined execution times. Refer to Note 17 — “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report, which is incorporated herein by reference, for additional details.
As of December 31, 2025 and 2024, the Company did not have any off-balance sheet arrangements.
Recent Accounting Pronouncements
A discussion of recently issued and adopted accounting pronouncements is included in Note 1 – “Description of Business, Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report and is incorporated herein by reference.
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
Accounting for Rate-Regulated Subsidiaries
ASC Topic 980, Regulated Operations (“ASC 980”) provides that rate-regulated entities account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be billed and collected. As the Company’s subsidiaries are businesses regulated by the ACC, the Company is subject to ASC 980 for accounting for the effects of this regulation. Utility companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service.
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
Income Taxes
Estimation of income taxes includes an evaluation of the recoverability of deferred tax assets based on an assessment of the Company’s ability to utilize the underlying future tax deductions against future taxable income before they expire. The

Company’s assessment is based upon existing tax laws and estimates of future taxable income. If the assessment of the Company’s ability to utilize the underlying future tax deductions changes, the Company would be required to recognize fewer of the tax deductions as assets, which would increase the income tax expense in the period in which the determination is made. Additionally, an evaluation of the recoverability of deferred tax assets is based on an assessment of the Company’s ability to fully utilize the deferred tax asset before it expires. The Company’s assessment is based upon its ability to acquire qualifying properties. If the assessment of the Company’s ability to fully utilize the deferred tax asset changes, the Company would be required to recognize income tax expense in the period in which the deferred tax asset expires.
Acquisitions
Acquisitions are accounted for as a business combination under ASC Topic 805, Business Combinations and the purchase price is allocated to the acquired utility assets and liabilities based on the acquisition-date fair values. Fair values are determined in accordance with ASC Topic 820, Fair Value Measurement, which allows for the characteristics of the acquired assets and liabilities to be considered, particularly restrictions on the use of the asset and liabilities. Regulation is considered a restriction on the use of the assets and liabilities, as it relates to inclusion in rate base, and a fundamental input to measuring the fair value in a business combination. Substantially all of the Company’s operations are subject to the rate-setting authority of the ACC and are accounted for pursuant to accounting guidance for regulated operations under ASC 980. As such, the fair value of the acquired assets and liabilities subject to these rate-setting provisions approximates the pre-acquisition carrying values and does not reflect any net valuation adjustments. In some acquisitions, the Company is required to pay the seller an amount for each new account established in the service area, up to an agreed upon aggregate amount, referred to as a growth premium. The obligation period of the growth premium varies and is based on the purchase agreement. The Company accounts for the growth premium as additional consideration to the purchase, and the fair value of the growth premium liability is calculated using a discounted cash flow technique, which utilizes unobservable inputs developed by the Company using significant judgment in estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out and discount rate. While the Company uses the best available estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, such estimates are inherently uncertain and subject to refinement. Events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Any adjustments subsequent to the conclusion of the acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, will be recorded in the Company’s Consolidated Statements of Operations.
ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM [PCAOB ID: 34]
To the shareholders and the Board of Directors of Global Water Resources, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Global Water Resources, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Matters – Impact of Rate Regulation on the Financial Statements — Refer to Note 3 to the financial statements
Critical Audit Matter Description
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

/s/ DELOITTE & TOUCHE LLP
Tempe, Arizona
March 4, 2026
We have served as the Company's auditor since 2003.

GLOBAL WATER RESOURCES, INC.
Consolidated Balance Sheets

(in thousands, except share and per share amounts)	December 31, 2025	December 31, 2024
Assets
Utility Plant	$610,766	$515,358
Less: accumulated depreciation	(168,915)	(153,614)
Net utility plant	441,851	361,744
Current Assets
Cash and cash equivalents	4,080	9,047
Accounts receivable, net of allowance for credit losses of $244 and $163, respectively	3,746	3,233
Unbilled revenue	3,409	3,109
Prepaid expenses and other current assets	3,388	4,080
Total current assets	14,623	19,469
Other Assets
Goodwill	6,512	9,486
Intangible assets, net	6,062	6,062
Regulatory assets	7,003	4,032
Restricted cash	2,755	2,109
Right-of-use assets, net	3,990	2,157
Other noncurrent assets	117	78
Total other assets	26,439	23,924
Total Assets	$482,913	$405,137
Capitalization and Liabilities
Capitalization
Common stock, $0.01 par value, 60,000,000 shares authorized; 29,116,183 and 24,570,994 shares issued, respectively	$285	$240
Treasury stock, 359,329 and 344,978 shares, respectively	(2)	(2)
Additional paid-in capital	87,294	47,366
Retained deficit	(961)	—
Total shareholders’ equity	86,616	47,604
Long-term debt, net	129,756	118,518
Total Capitalization	216,372	166,122
Current Liabilities
Accounts payable	2,251	2,051
Customer and meter deposits	1,725	1,609
Long-term debt, current portion	3,942	3,926
Leases, current portion	850	871
Accrued expenses and other current liabilities	10,457	13,801
Total current liabilities	19,225	22,258
Other Liabilities
Long-term lease liabilities	3,741	1,450
Deferred revenue - ICFA	22,772	21,517
Regulatory liabilities	5,214	5,386
Advances in aid of construction	155,414	126,467
Contributions in aid of construction, net	37,857	36,834
Deferred income tax liabilities, net	9,699	9,698
Other noncurrent liabilities	12,619	15,405
Total other liabilities	247,316	216,757
Commitments and contingencies (Refer to Note 17)
Total Capitalization and Liabilities	$482,913	$405,137
See accompanying notes to the Consolidated Financial Statements

GLOBAL WATER RESOURCES, INC.
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except share and per share amounts)	2025	2024
Revenue
Water service	$28,609	$26,064
Wastewater and recycled water service	27,149	26,628
Total revenue	55,758	52,692
Operating Expenses
Operations and maintenance	15,749	13,726
General and administrative	17,855	16,882
Depreciation, amortization and accretion	14,998	12,720
Total operating expenses	48,602	43,328
Operating Income	7,156	9,364
Other Income (Expense)
Interest income	446	946
Interest expense	(5,964)	(6,098)
Other, net	2,345	3,650
Total other expense	(3,173)	(1,502)
Income Before Income Taxes	3,983	7,862
Income Tax Expense	(1,026)	(2,073)
Net Income	$2,957	$5,789

Basic earnings per common share	$0.11	$0.24
Diluted earnings per common share	$0.11	$0.24
Dividends declared per common share	$0.30	$0.30

Weighted average number of common shares used in the determination of:
Basic	27,028,936	24,204,706
Diluted	27,076,437	24,303,340
 See accompanying notes to the Consolidated Financial Statements

GLOBAL WATER RESOURCES, INC.
Consolidated Statements of Shareholders’ Equity

(in thousands, except share and per share amounts)	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
BALANCE - December 31, 2023	24,492,918	$240	(317,677)	$(2)	$47,585	$797	$48,620
Dividend declared $0.30 per share	—	—	—	—	(712)	(6,586)	(7,298)
Share option exercise	5,277	—	(4,405)	—	198	—	198
Share-based compensation	72,799	—	(22,896)	—	295	—	295
Net income	—	—	—	—	—	5,789	5,789
BALANCE - December 31, 2024	24,570,994	240	(344,978)	(2)	47,366	—	47,604
Dividend declared $0.30 per share	—	—	—	—	(4,398)	(3,918)	(8,316)
Issuance of common stock, net	4,490,572	45	—	—	43,760	—	43,805
Share-based compensation	54,617	—	(14,351)	—	566	—	566
Net income	—	—	—	—	—	2,957	2,957
BALANCE - December 31, 2025	29,116,183	$285	(359,329)	$(2)	$87,294	$(961)	$86,616

See accompanying notes to the Consolidated Financial Statements

GLOBAL WATER RESOURCES, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income	$2,957	$5,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	14,998	12,720
Share-based compensation	861	1,029
Deferred income tax expense	58	1,473
AFUDC-Equity	(1,156)	(892)
Loss on disposal of fixed assets	1,251	309
Operating lease expense	367	384
Other adjustments	254	125
Changes in assets and liabilities
Accounts receivable and other current assets	85	(1,986)
Accounts payable and other current liabilities	151	(915)
Other noncurrent assets	(195)	565
Other noncurrent liabilities	537	3,184
Net cash provided by operating activities	20,168	21,785
Cash Flows from Investing Activities:
Capital expenditures	(67,321)	(32,324)
Cash paid for acquisitions, net of cash acquired	(8,098)	(150)
Other cash flows used in investing activities	—	(4)
Net cash used in investing activities	(75,419)	(32,478)
Cash Flows from Financing Activities:
Dividends paid	(8,201)	(7,298)
Advances and contributions in aid of construction	6,165	10,627
Refunds of advances for construction	(1,427)	(1,355)
Principal payments under finance lease	(401)	(273)
Proceeds from issuance of long-term debt	15,222	22,357
Repayments of long-term debt	(3,933)	(3,923)
Revolver borrowings	10,950	—
Revolver repayments	(10,950)	(2,315)
Issuance of common stock, net of issuance costs	44,130	—
Financing costs of debt and equity transactions	(443)	(418)
Other financing activities	(182)	(316)
Net cash provided by financing activities	50,930	17,086
Increase (Decrease) in cash, cash equivalents, and restricted cash	(4,321)	6,393
Cash, cash equivalents, and restricted cash — Beginning of period	11,156	4,763
Cash, cash equivalents, and restricted cash — End of period	$6,835	$11,156
 See accompanying notes to the Consolidated Financial Statements
Supplemental disclosure of cash flow information:

	Years Ended December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$4,080	$9,047
Restricted cash	2,755	2,109
Total cash, cash equivalents, and restricted cash	$6,835	$11,156

GLOBAL WATER RESOURCES, INC.
Notes to the Consolidated Financial Statements
1. Description of Business, Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements
Description of Business
GWRI is a water resource management company that owns, operates, and manages thirty-nine water, wastewater, and recycled water systems in strategically located communities, principally in metropolitan Phoenix and Tucson, Arizona. Serving more than 121,000 people in approximately 40,000 homes within the Company’s 418 square miles of ACC-designated service areas as of December 31, 2025, the Company provides water and wastewater utility service under the regulatory authority of the ACC. Approximately 87.3% of the active service connections are customers of the Company’s GW-Santa Cruz and GW-Palo Verde utilities, which are located within a single service area.
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
Certain amounts from prior periods have been reclassified to conform to the current year presentation. The reclassification had no impact on the Company’s results of operation, financial position or cash flows.
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
The Company’s regulated utilities and certain other balances are subject to regulation by the ACC and are therefore subject to ASC 980.
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
Intangible plant consists of CC&Ns, franchise contract rights and other organizational costs. A CC&N is a permit issued by the ACC allowing a public service corporation to serve a specified area, and preventing other public service corporations from offering the same water and wastewater service within the specified area. Franchise contract rights are agreements with governmental entities that allow the Company to place infrastructure in public right-of-way, with permits expected to be renewable indefinitely. Organizational costs represent fees paid to federal or state governments for the privilege of incorporation and expenditures incident to organizing the corporation and preparing it to conduct business.
AROs
The Company’s AROs represent the estimated costs to properly close, decommission, and remediate certain wastewater treatment and related facilities at the end of their useful lives. These obligations arise from requirements contained in Aquifer Protection Permits issued by the ADEQ, which obligate the Company to remove infrastructure, close permitted units, and restore impacted areas upon permanent cessation of operations. AROs are recognized when a legal obligation is incurred and can be reasonably estimated, and are initially measured at the present value of the expected future retirement costs. The recorded AROs are long-term in nature and are expected to be settled only upon closure or retirement of the associated facilities. ARO liabilities are included in other noncurrent liabilities on the Consolidated Balance Sheets.
Regulated Revenue
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
Revenue Recognition—Water Service
Water service revenue is recorded when service is rendered or water is delivered to customers. In addition to a monthly basic service charge, the measurement of sales to customers is generally based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, the Company estimates consumption since the date of the last meter reading and a corresponding unbilled revenue is recognized. The unbilled revenue estimate is based upon the number of unbilled days that month and the average daily customer billing rate from the previous month (which fluctuates based upon customer usage). The Company applies the invoice practical expedient and recognizes revenue from contracts with customers in the amount for which the Company has a right to invoice. The Company has the right to invoice for the volume of consumption, service charge, and other authorized charges.

Water connection fees are the fees associated with the application process to set up a customer to receive utility service on an existing water meter. These fees are approved by the ACC through the regulatory process and are set based on the costs incurred to establish service including the application process, billing setup, initial meter reading, and service transfer. Because the amounts charged for water connection fees are set by the ACC and not negotiated in conjunction with the pricing of ongoing water service, the connection fees represent the culmination of a separate earnings process and are recognized when the service is provided. For both years ended December 31, 2025 and 2024, the Company recognized $0.3 million in connection fees.
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
Revenue Recognition—Unregulated Revenue
Unregulated revenue represents revenue that is not subject to the ratemaking process of the ACC and is primarily related to the revenue recognized on a portion of ICFA funds received. Under the terms of ASC 606, each ICFA is a contract, and the counterparty (typically a developer or homebuilder) to the ICFA is the Company’s customer. Revenue is recognized when (1) the Company has planned, coordinated, and financed the infrastructure as specified in the ICFA contract; (2) the Company has sufficient capacity in place within the infrastructure to provide water/wastewater services to the counterparty, and (3) based on the totality of the circumstances regarding the entitlement and development of the land, it is more likely than not that the counterparty will move forward with construction of residential, commercial, or industrial development within the next twenty-four months.
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
Restricted Cash
Restricted cash represents cash deposited relating to HUF tariffs, to be used towards future infrastructure costs, as well as funds set aside to settle AROs. The following table summarizes the restricted cash balance:

(in thousands)	December 31, 2025	December 31, 2024
HUF funds	$591	$870
Certificates of deposit	2,164	1,239
	$2,755	$2,109
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company had no valuation allowance as of December 31, 2025 and 2024 (see Note 14 – “Income Taxes”).
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
Goodwill
Goodwill represents the excess purchase price over the fair value of net tangible and identifiable intangible assets acquired through acquisitions. Goodwill is not amortized, it is instead tested for impairment annually, or more often if circumstances indicate a possible impairment may exist. As required, the Company evaluates goodwill for impairment annually, and does so as of November 1 of each year, and at an interim date if indications of impairment exist. When testing goodwill for impairment, the Company may assess qualitative factors, including macroeconomic conditions, industry and market considerations, overall financial performance, and entity specific events to determine whether it is more likely than not that the fair value of an operating and reportable segment is less than its carrying amount. The Company utilizes internally developed discounted future cash flow models, third-party appraisals, or broker valuations to determine the fair value of the reporting unit. Under the discounted cash flow approach, the Company utilizes various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates. The estimated future cash flows are based on historical data, internal estimates, and external sources. The estimated fair value is then compared to the carrying value. If the carrying value is in excess of the fair value, an impairment charge is recorded to asset impairments within the Company’s consolidated statement of operations in the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of goodwill. Refer to Note 8 — “Goodwill and Intangible Assets” for additional information about goodwill.
Intangible Assets
Intangible assets consist of acquired ICFA and Sonoran contract rights and are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, the Company cannot reliably estimate when the remaining intangible assets’ amortization will be recorded. Refer to Note 1 – “Description of Business, Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements — Significant Accounting Policies — ICFAs” for additional information about ICFAs.
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
Leases
The Company has operating and finance leases involving real property, vehicles, and equipment. The right to use an underlying asset for the lease term is represented by an ROU asset and the ROU lease liability represents the obligations to make lease payments arising from the lease. ROU lease liabilities and related assets are measured and recorded at the commencement date in accordance with ASC Topic 842, Leases (“ASC 842”), and are initially recorded based on the estimated present value of the discounted remaining lease payments over the lease term. Lease expense is recognized on a straight-line basis over the lease term.
The Company elected to apply the short-term lease exception for leases with terms of twelve months or less, which are not included on the balance sheet and are expensed on a straight-line basis over the term of the lease. None of the Company’s lease agreements contain variable lease payments, material residual value guarantees or material restrictive covenants. Significant assumptions and judgments made as part of the lease standard include determining (i) whether a contract contains a lease, (ii) whether a contract involves an identified asset, and (iii) which party to the contract directs the use of the asset. The discount rate used to determine the present value of the lease payments is the implicit rate, when readily determinable, or the Company’s incremental borrowing rate. Leases are included in the Right-of-use assets, net, Leases, current portion and Long-term lease liabilities financial statement line items on the Consolidated Balance Sheets.
Debt Issuance Costs
In connection with the issuance of certain of the Company’s long-term debt, the Company has incurred legal and other costs that are directly attributable to realizing the proceeds of the debt issued. These costs are netted against long-term debt and amortized as interest expense using the effective interest method over the term of the respective debt. Amortization of debt issuance costs and discounts were less than $0.1 million for both the years ended December 31, 2025 and 2024.
AIAC and CIAC
The Company has various agreements with developers, whereby funds, water line extensions, or wastewater line extensions are provided to the Company by the developers and are considered refundable AIAC. These AIAC are non-interest-bearing and are subject to refund to the developers through annual payments that are computed as a percentage of the total annual gross revenue earned from customers connected to utility service constructed under the agreement over a specified period (generally 22 years). The refundable AIAC have a carrying value of $157.1 million and $127.9 million as of December 31, 2025 and 2024, respectively. Upon the expiration of the agreements’ refunding period, the remaining balance of the AIAC becomes nonrefundable and at that time is considered CIAC. Additionally, the Company accounts for its HUF tariffs as a CIAC once the associated utility plant is placed in service. CIAC are amortized as a reduction of depreciation expense over the estimated remaining life of the related utility plant. For rate-making purposes, utility plant funded by AIAC or CIAC are excluded from rate base. There was no AIAC balance transferred to CIAC for the years ended December 31, 2025 or December 31, 2024.
Fair Value of Financial Instruments
ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels, as follows:
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
Business Combinations
Acquisitions are accounted for as a business combination under ASC Topic 805, Business Combinations (“ASC 805”), and the purchase price is allocated to the acquired utility assets and liabilities based on the acquisition-date fair values. Fair values are determined in accordance with ASC 820, which allows for the characteristics of the acquired assets and liabilities to be considered, particularly restrictions on the use of the asset and liabilities. Regulation is considered both a restriction on the use of the assets and liabilities, as it relates to inclusion in rate base, and a fundamental input to measuring the fair value in a business combination. Substantially all the Company’s operations are subject to the rate-setting authority of the ACC and are accounted for pursuant to accounting guidance for regulated operations. The rate-setting and cost recovery provisions currently in place for the Company’s regulated operations provide revenue derived from costs, including a return on rate base. As such, the fair value of the Company’s assets and liabilities subject to these rate-setting provisions approximates the pre-acquisition carrying values and does not reflect any net valuation adjustments.
Governmental Funding & Assistance
Occasionally, the Company participates in various U.S. federal, state and local programs under which governmental funding is received to offset certain specified costs of the Company associated with water conservation efforts, the provision of utility service or facilities in designated locations (such as unserved or underserved rural areas), and the replacement and upgrading of outdated equipment with advanced metering infrastructure. In certain instances, our receipt of awarded governmental funds may be conditioned on the Company meeting specified progress and inspection milestones during construction of associated utility infrastructure projects. Certain programs are subject to audits of compliance with program commitments and, subject to the outcomes of those assessments, the Company may be required to reimburse the government entity for cash previously received, or, in some cases, pay a penalty. The Company evaluates each program and establishes a liability under the principles of ASC Topic 450, Contingencies (“ASC 450”), if it is probable support payments will be recaptured or a penalty will be imposed.
In April 2024, the Company’s Global Water - Rincon Water Company, Inc. utility (now part of GW-Saguaro) entered into a loan agreement with WIFA to improve the utility’s infrastructure, including enhancements to the fluoride treatment system and other projects. A portion of the loan is forgivable, which the Company accounts for as CIAC. Refer to Note 10 - “Debt,” for additional information.
In December 2023, the Company’s GW-Farmers utility was awarded a $1.6 million grant from WIFA to replace manual read meters with AMI smart meters. Disbursement of the award occurs through one or more reimbursement requests submitted by the Company for costs incurred and activities performed between July 6, 2022 and June 30, 2026. Award payments are accounted for as CIAC. The Company received $0.3 million and $0.9 million in award disbursements for the years ended December 31, 2025 and December 31, 2024, respectively.

Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which improves and clarifies the guidance regarding when disclosures should be provided in interim reporting periods. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impacts this amendment will have on its interim disclosures.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the accounting for government grants, including grants related to an asset and grants related to income. This standard specifies the timing of recognition, the two available approaches to record the grant (the deferred income and the cost accumulation approach) and requires disclosure consistent with current disclosure requirements. The standard is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impacts this amendment will have on its consolidated financial statements and required disclosures.
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
Recently Adopted Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software. The amendments in ASU 2025-06 remove all references to project stages throughout Subtopic 350-40 and clarify (i) the threshold entities apply to begin capitalizing costs and (ii) disclosure requirements. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company early adopted this standard on a prospective basis from the adoption date of January 1, 2026 and does not expect a material impact to its consolidated financial statements or disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides entities with a practical expedient when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under Revenue from Contracts with Customers (Topic 606). The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. For entities that elect the practical expedient, ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect a material impact to its consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this pronouncement and the related disclosure for the year ended December 31, 2025 and revised its income tax disclosures in Note 14 — “Income Taxes” on a prospective basis.

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
The acquisition, which served to grow our footprint in Pima County, was accounted for as a business combination under ASC 805 and the purchase price was allocated to the acquired utility assets and liabilities based on the acquisition-date fair values. Fair values are determined in accordance with ASC 820, which allows for the characteristics of the acquired assets and liabilities to be considered, particularly restrictions on the use of the asset and liabilities. Regulation is considered both a restriction on the use of the assets and liabilities, as it relates to inclusion in rate base, and a fundamental input to measuring the fair value in a business combination. Substantially all the Company’s operations are subject to the rate-setting authority of the ACC and are accounted for pursuant to accounting guidance for regulated operations. The rate-setting and cost recovery provisions currently in place for the Company’s regulated operations provide revenues derived from costs, including a return on investment of assets and liabilities included in rate base. As such, the fair value of the acquired utility assets and liabilities subject to these rate-setting provisions approximates the pre-acquisition carrying values and does not reflect any net valuation adjustments.
The purchase price allocation of the net assets acquired in the transaction is as follows as of the acquisition date:

Net assets acquired (in thousands):
Utility plant, net	$7,731
Cash	25
Accounts receivable	162
Other accrued liabilities	(25)
Total net assets assumed	7,893
Goodwill	230
Total purchase price	$8,123
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

3. Regulatory Matters
Regulatory Assets and Liabilities
The Company’s regulatory assets and liabilities consisted of the following:

(in thousands)	Recovery Period	December 31, 2025	December 31, 2024
Regulatory Assets
Acquisition premiums	25 or 50 years	$5,478	$2,589
Income taxes recoverable through future rates	Various	1,247	1,326
Other regulatory assets	Various	497	117
Total regulatory assets		7,222	4,032
Less: current portion		219	—
Total noncurrent regulatory assets		$7,003	$4,032

Regulatory Liabilities
Acquired ICFAs		$4,243	$4,243
Income taxes payable through future rates		449	468
Depreciation adjustment		653	675
Total regulatory liabilities		5,345	5,386
Less: current portion		131	—
Total noncurrent regulatory liabilities		$5,214	$5,386
Acquisition Premiums
In Decision No. 79383 (2024) and 78644 (2022), the ACC approved acquisition premiums of approximately $1.8 million to be amortized over a 50-year period and approximately $0.8 million to be amortized over a 25-year period, respectively. In Decision No. 80695 (2025), the ACC approved an additional acquisition premium, and deferral of recovery, of approximately $3.0 million, which will not begin amortizing until further authorized by the ACC in a future GW-Farmers rate case, subject to the GW-Farmers utility being found viable by the ACC.
Income Taxes Recoverable/Payable Through Future Rates
The TCJA required the Company to remeasure all existing deferred income tax assets and liabilities to reflect the reduction in the federal tax rate. For the Company’s regulated entities, substantially all of the change in deferred income taxes is recorded as an offset to either a regulatory asset or liability because the impact of changes in the rates are expected to be recovered from or refunded to customers.
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
Depreciation
Decision No. 78644 (2022) approved an adjustment to update previously approved depreciation rates. The adjustment was incorporated into rates in accordance with the rate decision.

Recent ACC Rulings and Activity
2025 GW-Santa Cruz and GW-Palo Verde Rate Case
On March 5, 2025, GW-Santa Cruz and GW-Palo Verde each filed a general rate case application with the ACC for water and wastewater rates, respectively. The GW-Santa Cruz and GW-Palo Verde rate case is based on a test year ending December 31, 2024, with updates for changes in post-test year plant. On October 1, 2025, the ACC Utilities Division (“ACC Staff”) and RUCO filed their respective initial written testimonies with the ACC in the rate case. Subsequent rebuttal, surrebuttal and rejoinder testimonies were filed by the parties in the fourth quarter of 2025. The hearing with the ALJ, originally scheduled to begin December 15, 2025, was delayed until August 3, 2026, and an additional round of testimony is scheduled for Q2 2026.
2024 GW-Farmers Rate Case - Decision No. 80695 - Issued April 29, 2025
On June 27, 2024, GW-Farmers filed a rate case application with the ACC for increased water rates based on a 2023 test year, with updates for changes in post-test year plant through December 31, 2024. On April 29, 2025, the ACC approved GW-Farmers’ rate case application in Decision No. 80695. Among other approvals, Decision No. 80695 approved an increase in GW-Farmers’ annual revenue requirement of $1.1 million and a return on equity of 9.6%, with increased rates to be phased-in over three periods. 50% of the increase was effective on May 1, 2025, with another 25% effective on November 1, 2025. The final 25% increase will be phased in on May 1, 2026. In addition to the rate increase, Decision No. 80695 also approved a deferral of the recovery of an acquisition premium of approximately $3 million related to the Company’s acquisition of GW-Farmers, which the Company recorded as of March 31, 2025. Decision No. 80695 calls for the acquisition premium to be recovered in a future rate case, subject to the GW-Farmers utility being found viable by the ACC. Refer to Note 8 – “Goodwill and Intangible Assets” for additional information.
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
Southwest Plant
In January 2024, the Company discovered that approximately $7.8 million of construction costs for the Southwest Plant had been prematurely included as “plant in service” for rate making purposes in 2007 and were reflected in the calculation of customer rates in Decision No. 71878 (September 15, 2010). Those costs were also included as “plant in service” in Decision No. 74364 (February 26, 2014) and Decision No. 78644 (July 27, 2022). The Company disclosed this circumstance to the ACC on March 1, 2024, and on April 25, 2024, GW-Palo Verde filed an application with the ACC requesting a monthly bill credit for customers that would be in place until the conclusion of the next GW-Palo Verde rate case. The ACC issued Decision No. 79424 on July 18, 2024 approving the bill credit with an effective date of August 1, 2024. The bill credit reduced revenue earned by $0.6 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

4. Revenue Recognition
Disaggregated Revenue
Disaggregated revenue from contracts with customers by major source and customer class was as follows:

	Years Ended December 31,
(in thousands)	2025	2024
Regulated revenue
Water Service
Residential	$19,948	$18,612
Irrigation	4,084	3,332
Commercial	1,945	1,551
Multi-family	439	320
Construction	1,156	1,140
Other water revenue	1,037	1,109
Total water revenue	28,609	26,064
Wastewater and recycled water service
Residential	23,803	23,404
Commercial	1,186	1,195
Multi-family	300	174
Recycled water revenue	1,501	1,500
Other wastewater revenue	359	355
Total wastewater and recycled water revenue	27,149	26,628
Total revenue	$55,758	$52,692
Contract Balances
The Company’s contract assets and liabilities consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Contract assets
Accounts receivable, net	$3,746	$3,233
Total contract assets	$3,746	$3,233
Contract liabilities
Deferred revenue - ICFA	$22,772	$21,517
Total contract liabilities	$22,772	$21,517
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Billed receivables	$3,990	$3,396
Less: provision for credit losses	(244)	(163)
Accounts receivable, net	$3,746	$3,233

The following table summarizes the allowance for credit loss activity:

(in thousands)	December 31, 2025	December 31, 2024
Beginning of period	$(163)	$(122)
Credit loss expense	(193)	(103)
Write offs	123	90
Recoveries	(11)	(28)
End of period	$(244)	$(163)
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Deferred revenue from ICFAs is recognized as revenue once the obligations specified within the applicable ICFA are met, including construction of sufficient operating capacity to serve the customers for which revenue was deferred. Due to the uncertainty of future events, the Company is unable to estimate when to expect recognition of deferred revenue from ICFAs.
The following table summarizes the ICFA deferred revenue activity:

(in thousands)	December 31, 2025	December 31, 2024
Beginning of period	$21,517	$19,656
Payments allocated to deferred revenue	1,255	1,861
End of period	$22,772	$21,517
5. Earnings Per Share
Basic EPS in each period of this report were calculated by dividing net income by the weighted-average number of shares during those periods. Diluted EPS includes additional weighted-average common stock equivalents (options and restricted stock awards), if dilutive. A reconciliation of the denominator used in basic and diluted EPS calculations is shown in the following table:

	Years Ended December 31,
(In thousands)	2025	2024
Basic weighted average common shares outstanding	27,029	24,205
Effect of dilutive securities:
Option grants	22	78
Restricted stock awards	25	20
Total dilutive securities	47	98
Diluted weighted average common shares outstanding	27,076	24,303
Anti-dilutive shares excluded from earnings per diluted shares	130	—
For the year ended December 31, 2025, approximately 130,000 share-based awards were excluded from the computation of diluted EPS because their effect would have been anti-dilutive under the treasury stock method.

6. Utility Plant
Utility plant consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Transmission and distribution plant	$364,270	$321,075
Equipment	102,700	67,917
Office buildings and other structures	88,529	67,313
Construction work-in-progress	48,801	54,388
Intangible plant	3,569	2,365
Land	2,897	2,300
Total utility plant	$610,766	$515,358
Depreciation expense related to depreciable property was $14.5 million and $12.0 million for the years ended December 31, 2025 and 2024, respectively.
Asset Retirement Obligations
Changes in the carrying amount of AROs were as follows:

(in thousands)	December 31, 2025
Beginning of period	$697
Accretion expense	148
Change in estimated cash flows	(374)
End of period	$471
7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Prepaid expense	$800	$648
Prepaid income tax	738	149
Prepaid insurance	625	533
Buckeye growth premiums receivable	564	738
Stop loss medical claims	340	135
Regulatory assets, current	219	—
ICFA receivable	—	1,871
Other current assets	102	6
Prepaid expenses and other current assets	$3,388	$4,080
8. Goodwill and Intangible Assets
The Company’s goodwill is related to historical acquisitions. As of December 31, 2025, there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to the acquisitions.
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

Changes in the carrying value of goodwill were as follows:

(in thousands)	December 31, 2025
December 31, 2024	$9,486
Acquisition activity	230
Reclassification to regulatory assets	(2,959)
Other adjustments	(245)
December 31, 2025	$6,512
Intangible Assets
Intangible assets consisted of the following:

	December 31, 2025			December 31, 2024
(in thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets
Acquired ICFAs	$17,978	$(17,037)	$941	$17,978	$(17,037)	$941
Sonoran contract rights	7,406	(2,285)	5,121	7,406	(2,285)	5,121
Total intangible assets	$25,384	$(19,322)	$6,062	$25,384	$(19,322)	$6,062
Acquired ICFAs and Sonoran contract rights relate to acquired rights under certain ICFAs through the 2004 acquisition of GW-Santa Cruz and GW-Palo Verde and the 2005 acquisition of Sonoran assets, respectively, which are amortized when cash is received in proportion to the amount of total cash expected to be received under the underlying agreements. Due to the uncertainty of the timing of when cash will be received under ICFA agreements and contract rights, the Company cannot reliably estimate when the remaining intangible assets’ amortization will be recorded. There was no amortization recorded for these balances during the years ended December 31, 2025 and 2024.
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
10. Debt

The outstanding balances and maturity dates for long-term debt were as follows:

(in thousands)	Maturity	December 31, 2025	December 31, 2024
Long-term debt
7.330% Loan Payable	May 2028	$133	$185
4.380% Series A Notes	June 2028	28,750	28,750
6.910% Notes	January 2034	20,000	20,000
5.490% Term Loan	December 2035	15,000	—
4.580% Series B Notes	June 2036	69,000	72,833
4.911% WIFA Note	April 2044	1,613	1,440
Total long-term debt		134,496	123,208
Less: Unamortized debt issuance costs		798	764
Less: Long-term debt, current portion		3,942	3,926
Total long-term debt, net		$129,756	$118,518
Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%. The Series A Notes carry a principal balance of $28.8 million and bear an interest rate of 4.38%, payable semi-annually on June 15 and December 15 of each year, over a twelve-year term, with the principal payment due on June 15, 2028. The Series B Notes carry a principal balance of $69.0 million and bear an interest rate of 4.58%, payable semi-annually on June 15 and December 15 of each year, over a 20-year term, with the final principal balance due on June 15, 2036. The Series B Notes were interest only for the first five years, with $1.9 million principal payments paid semi-annually in June and December thereafter beginning December 2021.
Additionally, on January 3, 2024, the Company issued $20 million aggregate principal amount of 6.91% Senior Secured Notes due on January 3, 2034 (the “6.91% Notes” and collectively with the Series A Notes and the Series B Notes, the “Senior Secured Notes”). The 6.91% Notes accrue interest at 6.91% per annum from the date of issuance, payable semi-annually on January 3 and July 3 of each year, beginning on July 3, 2024, with a balloon payment due on January 3, 2034.
Term Loan
On December 10, 2025, the Company entered into a credit agreement with, and issued a related promissory note to, CoBANK, ACB, a federally-chartered instrumentality of the United States. Under the terms of the credit agreement and promissory note, the Company was provided term loan borrowings with an aggregate principal amount of $15 million. The Term Loan bears interest at a fixed rate of 5.49% per annum, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2026, with the principal payment due on December 10, 2035, the scheduled maturity date. As of December 31, 2025, the Term Loan carried a principal balance of $15.0 million.
WIFA Note
On April 30, 2024, the Company’s Global Water - Rincon Water Company, Inc. utility (now part of GW-Saguaro) entered into a loan agreement with WIFA for a note with a principal amount of $2.4 million to improve the utility’s infrastructure, including enhancements to the fluoride treatment system and other projects, of which $0.7 million is forgivable. The WIFA Note is due on April 1, 2044 and bears an interest rate of 4.911%. Funding occurs through one or more draw requests submitted by the Company and the subsequent disbursement of principal by WIFA. The Company received the final disbursements in May 2025, and as of December 31, 2025 and 2024, the outstanding balance of the WIFA Note was $1.6 million and $1.4 million, respectively. In connection with the underlying assets being placed in service, the forgivable portion of the loan was recognized as CIAC in June 2025.
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
The Company had no outstanding borrowings under the Revolver as of both December 31, 2025 and 2024. The Revolver had no unamortized debt issuance costs as of December 31, 2025 and less than $0.1 million of unamortized debt issuance costs as of December 31, 2024.
Debt Covenants
The Company’s Senior Secured Notes, Term Loan and Revolver (collectively, the “debt instruments”) are collateralized by a security interest in the Company’s equity interest in its subsidiaries, including all payments representing profits and qualifying distributions. The debt instruments also have certain restrictive covenants that limit, among other things, the Company’s ability to: create liens and other encumbrances; incur additional indebtedness; merge, liquidate or consolidate with another entity; dispose of or transfer assets; make distributions or other restricted payments; engage in certain affiliate transactions; and change the nature of the business.
The debt instruments require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. The debt instruments also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. Further, the foregoing covenants are subject to various qualifications and limitations as set forth in each of the debt instruments’ respective agreements. The debt instruments are subject to certain customary events of default after which they could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. As of December 31, 2025, the Company was in compliance with its financial debt covenants under the debt instruments.
At December 31, 2025, the remaining aggregate annual maturities of debt obligations were as follows:

(in thousands)	Debt
2026	$3,942
2027	3,950
2028	32,665
2029	3,898
2030	3,901
Thereafter	86,140
Subtotal	134,496
Less: debt issuance costs	798
Total	$133,698

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Project liabilities	$1,650	$5,858
AIAC refunds, current portion	1,685	1,431
Other taxes	1,496	1,648
Interest	1,242	1,180
Payroll	943	991
Customer prepayments	781	556
Dividend payable	728	614
License fees	349	353
Professional fees	277	66
Medical claims	237	157
Other accrued liabilities	1,069	947
Total accrued expenses and other current liabilities	$10,457	$13,801
12. Leases
The Company is the lessee for substantially all of its leasing activity, which includes operating and finance leases. As of December 31, 2025, the Company has two operating leases for office space with remaining terms between 6 and 9 years with neither lease containing options to renew. The Company currently leases 44 finance leases for vehicles with remaining terms between 8 and 45 months with an option to renew. The Company also has 3 finance leases for office equipment with remaining terms between 1 and 4 years, all of which have one-year options to renew. Renewal options are not reasonably certain and are not included in in lease assets and liabilities.
In the third quarter of 2025, the Company remeasured one of its operating leases for office space as a result of extending the termination date from April 30, 2027 to April 30, 2032. The lease remeasurement resulted in an increase in the lease liability and ROU asset of approximately $2.1 million on the Consolidated Balance Sheets. The lease remeasurement did not materially impact the Consolidated Statements of Operations.
Information regarding ROU lease assets and liabilities were as follows:

(in thousands)	December 31, 2025	December 31, 2024
Lease assets
Finance leases	$1,282	$1,141
Operating leases	2,708	1,016
Total lease assets	$3,990	$2,157

Lease liabilities
Current
Finance leases	$452	$377
Operating leases	398	494
Noncurrent
Finance leases	727	759
Operating leases	3014	691
Total lease liabilities	$4,591	$2,321

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (years)
Finance leases	2.8	3.1
Operating leases	2.6	3.1
Weighted average discount rate
Finance leases	5.3%	4.5%
Operating leases	6.5%	4.0%

(in thousands)	December 31, 2025	December 31, 2024
Lease Costs
Finance lease cost
Amortization of ROU assets	$355	$198
Interest on lease liabilities	59	44
Total finance lease cost	414	242
Operating leases	490	377
Total lease cost	$904	$619

	Years Ended December 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$59	$44
Operating cash flows used for operating leases	405	264
Financing cash flows used for finance leases	401	273
Right-of-use assets obtained in exchange for lease obligations
Finance leases	443	818
Operating leases	—	136
Other
Operating lease remeasurement	2,095	—
On the Consolidated Statements of Operations, amortization of ROU assets is included in Depreciation, amortization and accretion, interest on finance lease liabilities is included in Interest expense and operating leases are included in both Operations and maintenance and General and administrative expenses, depending on the primary use of the leased asset.
The maturity analysis of lease liabilities as of December 31, 2025 was as follows:

(in thousands)	Finance Lease Obligations	Operating Lease Obligations
2026	$506	$609
2027	410	607
2028	271	618
2029	97	636
2030	—	656
Thereafter	—	1,129
Subtotal	1,284	4,255
Less: amount representing interest	105	843
Total	$1,179	$3,412

13. Fair Value
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2025				December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent Consideration	$—	$—	$1,908	$1,908	$—	$—	$1,942	$1,942
Total	$—	$—	$1,908	$1,908	$—	$—	$1,942	$1,942
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
The fair value of outstanding long-term debt is estimated based on interest rates considered available for instruments of similar terms and remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. The carrying amount and estimated fair values of these financial instruments were as follows:

	December 31, 2025		December 31, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$133,698	$130,840	$118,518	$118,702
14. Income Taxes
Income Tax Expense
The components of income tax expense were as follows:

	Years Ended December 31,
(in thousands)	2025	2024
Current income tax expense
Federal	$820	$460
State	148	140
Total current	968	600
Deferred income tax expense
Federal	45	1,294
State	13	179
Total deferred	58	1,473
Income tax expense	$1,026	$2,073

Statutory Rate Reconciliation
The following table represents a reconciliation of income tax expense at the statutory federal income tax rate to the actual income tax expense from continuing operations:

	For the Years Ended December 31,
(in thousands)	2025		2024
Book income before taxes	$3,983		$7,862
Computed federal tax expense at statutory rate	836	21.0%	1,651	21.0%
State income taxes - net of federal tax benefit	158	4.0%	318	4.0%
Nontaxable or nondeductible items
Tax regulatory asset amortization	37	0.9%	37	0.5%
Other	18	0.5%	10	0.1%
Other differences	(23)	(0.6)%	57	0.8%
Income tax expense	$1,026	25.8%	$2,073	26.4%
All of the Company’s income before income taxes and income tax expense for the years ended December 31, 2025 and 2024 were attributable to domestic operations. The Company had no foreign income or income tax expense during these periods. Further, the Company operates solely in the state of Arizona, therefore all state income tax expense pertains to Arizona.
Components of Net Deferred Income Tax Liability
The following table summarizes the Company’s temporary differences between book and tax accounting that give rise to the deferred tax assets and deferred tax liabilities:

(in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets
Deferred gain on ICFA funds received	$5,664	$5,352
AIAC	4,248	4,248
Balterra intangible asset acquisition	224	224
Other	2,247	1,353
Total deferred tax assets	12,383	11,177
Deferred tax liabilities
Utility plant	(18,720)	(17,983)
Regulatory liability	(199)	(214)
CP Water intangible asset acquisition	(381)	(381)
ICFA intangible asset	(452)	(452)
Gain on condemnation of Valencia	(140)	(184)
Other Liabilities	(2,190)	(1,661)
Total deferred tax liabilities	(22,082)	(20,875)
Net deferred tax liability	$(9,699)	$(9,698)
As of December 31, 2025, the Company has no net operating loss carry forwards and no uncertain tax positions.

Cash Paid For Taxes
Income taxes paid, net of refunds received were as follows:

(in thousands)	Years Ended December 31,
	2025	2024
Cash paid for income taxes
Federal	$1,542	$107
State	190	—
Total taxes paid, net of refunds	$1,732	$107
15. Share-based Compensation
The Company’s shareholders approved the Global Water Resources, Inc. 2020 Omnibus Incentive Plan on May 7, 2020 and the first amendment on May 9, 2024 (collectively the “2020 Omnibus Plan”). A total of 967,010 shares of common stock may be issued under the 2020 Omnibus Plan. As of December 31, 2025, 514,625 shares remain available for issuance under the plan. The 2020 Omnibus Plan provides that grants of awards may be in incentive stock options, non-qualified stock options, SARs, RSUs, RSAs, share awards, and other share-based awards and dividend equivalents. RSUs and RSAs granted under the 2020 Omnibus Plan vest based on continued employment with the Company. Dividend equivalents may be granted only on RSUs or other share-based awards. The 2020 Omnibus Plan expires in 2030.
Share-based compensation to both employees and non-employees were as follows:

	Years Ended December 31,
(in thousands)	2025	2024
Employee - RSA	$540	$562
Employee - RSU	299	329
Total employee share-based compensation	839	891
Non-employee - RSA	173	205
Non-employee - RSU	(151)	(69)
Total non-employee share-based compensation	22	136
Total share-based compensation	$861	$1,027
Employee stock options
In August 2017, GWRI’s board of directors granted stock options to acquire 465,000 shares of GWRI’s common stock to employees throughout the Company. The options were granted with an exercise price of $9.40, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on August 10, 2017. The options are fully vested and expire 10 years from the grant date. As of August 2021, these options were fully expensed. As of December 31, 2025, 125,750 options have been exercised and 70,925 options have been forfeited with 268,325 options outstanding.
In August 2019, GWRI’s board of directors granted stock options to acquire 250,000 shares of GWRI’s common stock to employees throughout the Company. The options were granted with an exercise price of $11.26, the market price of the Company’s common shares on the NASDAQ Global Market at the close of business on August 13, 2019. The options are fully vested and expire 10 years from the grant date. As of August 2023, these options were fully expensed. As of December 31, 2025, 55,994 options have been exercised and 64,976 options have been forfeited with 129,030 options outstanding.

A summary of stock option activity was as follows:

(in thousands, except option prices and years)	Number of Options	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at December 31, 2024	399	3.6	$595.8
Granted	—
Exercised	—
Forfeited	(2)
Cancelled	—
Options Outstanding at December 31, 2025	397	2.3	—
Options Vested at December 31, 2025	397	2.3	$—
Restricted stock units
RSUs are granted annually in the first quarter based on the prior year’s performance, and vest over a three-year period. The units vest ratably each month and the vested units are cash-settled quarterly based on the closing price of the Company’s common stock for the respective quarter.
The following table details total units granted and outstanding as of December 31, 2025, along with the amounts paid to holders of the RSUs:

(in thousands, except unit amounts)			Years Ended December 31,
Grant Date	Units Granted	Units Outstanding	2025	2024
Q1 2022	22,262	—	$20	$87
Q1 2023	30,366	—	100	117
Q1 2024	32,093	9,963	106	125
Q1 2025	34,935	23,283	90	—
Total	119,656	33,246	$316	$329
The non-vested RSUs have a non-forfeitable right to dividend equivalents, with immaterial amounts paid in the years ended December 31, 2025 and 2024.
The following table is a summary of the RSU award transactions for the year ended December 31, 2025:

(in shares, except per unit amounts)	Restricted Stock Units	Weighted Average Award Date Fair Value per Unit ($)
Non-vested at December 31, 2024	29,664	$12.33
Granted	36,373	11.08
Forfeited	(256)	10.31
Vested	(32,535)	9.83
Non-vested at December 31, 2025	33,246	$11.71
As these are liability awards, fluctuations in the Company’s stock price can lead to similar fluctuations in cumulative compensation expense (i.e., increases in stock price lead to additional compensation expense and decreases in stock price lead to reductions in compensation expense) in a given period. Based on GWRI’s closing share price on December 31, 2025 (the last trading date of the year), share-based compensation expense to be recognized over future periods is estimated for the years ending December 31 as follows:

(in thousands)	Restricted Stock Units
2026	$184
2027	99
Total	$283

Restricted stock awards
A RSA represents the right to receive a share of the Company’s common stock. Depending on the terms of the awards, RSAs may vest over one to four years, beginning on the date of the grant. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense.
The following table is a summary of the RSA transactions for the year ended December 31, 2025:

(in shares, except per unit amounts)	Restricted Stock Awards	Weighted Average Award Date Fair Value per Unit ($)
Non-vested at December 31, 2024	50,835	$14.04
Granted	53,000	10.47
Forfeited	(2,000)	11.55
Vested	(30,501)	15.68
Non-vested at December 31, 2025	71,334	$10.76
Non-employee director awards
Non-employee director compensation is awarded on a quarterly basis, with one-half of the compensation awarded in the form of RSAs granted under the 2020 Omnibus Plan, effective May 7, 2020.
The following table is a summary of the non-employee director RSA transactions for the year ended December 31, 2025:

(in shares, except per unit amounts)	Restricted Stock Awards	Weighted Average Award Date Fair Value per Unit ($)
Non-vested at December 31, 2024	—	$—
Granted	20,366	9.87
Forfeited	—	—
Vested	(20,366)	9.87
Non-vested at December 31, 2025	—	$—
Stock appreciation rights
SARs were granted to certain members of management and are fully vested. The following table details the grant date, units granted, exercise price, outstanding units as of December 31, 2025 and amounts paid:

(in thousands, except unit and per unit amounts)				Years Ended December 31,
Grant Date	Units Granted	Exercise Price	Units Outstanding	2025	2024
Q1 2015(1)	299,000	$4.26	—	$—	$90
Q1 2018(2)	33,000	$8.99	8,250	—	—
Total	332,000		8,250	$—	$90
(1)The exercise price was determined to be the fair market value of one share of GWR Global Water Resources Corp. stock on the grant date of February 11, 2015.
(2)The exercise price was determined to be the fair market value of one share of GWRI stock on the grant date of March 12, 2018.
16. Transactions With Related Parties
The Company provides medical benefits to employees through its participation in a pooled plan sponsored by an affiliate of a significant shareholder and director of the Company. Medical claims paid to the plan were approximately $2.6 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively.

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
17. Commitments and Contingencies
Commitments
On February 1, 2023, the Company acquired all of the equity of Farmers Water Co., an operator of a water utility with service area in Pima County, Arizona. Under the terms of the purchase agreement, the Company is obligated to pay the seller a growth premium equal to $1,000 (not in thousands) for each new account established within the specified growth premium areas, up to a maximum total aggregate growth premium of $3.5 million. The obligation period of the growth premium commenced on the closing date of the acquisition and ends (i) ten years after the first new account for residential purposes is established on land that was, at the time of the closing date of the acquisition, undeveloped or unplatted and owned by the seller within the service area; or (ii) ten years after the date of closing if a new account (as previously described) has not been established. As of December 31, 2025, no new account was established on land that was undeveloped or unplatted at the closing date of the acquisition. The fair value of the contingent consideration was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company’s estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate. The estimated fair value of the remaining liability was $1.2 million as of both December 31, 2025 and December 31, 2024 and is included in Other noncurrent liabilities on the Consolidated Balance Sheets.
Within the service area of its GW-Saguaro utility, the Company is required to pay a growth premium equal to $750 (not in thousands) for each new account established within specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date, or twenty years from the acquisition date. As of December 31, 2025, no meters have been installed and no accounts have been established in any of the specified growth premium areas. The fair value of the contingent consideration was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company’s estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate. The fair value of the remaining liability was $0.7 million as of both December 31, 2025 and December 31, 2024 and is included in Other noncurrent liabilities on the Consolidated Balance Sheets.
The Company has previously received certain ICFA advances related to its CP Water utility, which the Company is obligated to repay in the form of specified future ICFA fee reductions when those ICFA fees are due. The liability was $0.9 million as of both December 31, 2025 and December 31, 2024 and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The Company has certain contractual obligations requiring payments at specified periods. The obligations include AIAC refunds, long-term debt and lease obligations. The following table summarizes the Company’s contractual cash obligations as of December 31, 2025:

		Payments Due By Period
(in thousands)	Total	2026	2027	2028	2029	2030	Thereafter
AIAC refunds(1)	$157,099	$1,685	$1,500	$1,500	$1,500	$1,500	$149,414
Long term debt	134,496	3,942	3,950	32,665	3,898	3,901	86,140
Interest payments on long-term debt(2)	47,943	6,644	6,484	5,673	4,864	4,685	19,593
Finance leases(3)	1,284	506	410	271	97	—	—
Operating leases(4)	4,255	609	607	618	636	656	1,129
Total	$345,077	$13,386	$12,951	$40,727	$10,995	$10,742	$256,276
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
(2)Interest on the long-term debt is based on the fixed rates of the Company’s Series A Notes, Series B Notes, 6.91% Senior Secured Notes, WIFA Note, Term Loan, and an immaterial loan payable.
(3)Finance lease payments are inclusive of interest payments totaling $0.1 million.
(4)Operating lease payments are inclusive of interest payments totaling less than $0.8 million.

The Company has entered into various purchase and service agreements whereby it is contractually obligated to make certain minimum payments in future periods. This includes purchase obligations for plant equipment, typically for water and wastewater treatment, with long lead times that require payments made over time.
Contingencies
From time to time, in the ordinary course of business, the Company may be subject to pending or threatened lawsuits in which claims for monetary damages are asserted. The Company intends to continue to defend itself vigorously in such matters. The Company regularly assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in its financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on the Company’s assessment, it currently does not have any amount accrued related to legal matters. Management is not aware of any legal proceeding of which the ultimate resolution could materially affect the Company’s financial position, results of operations, or cash flows.
18. Business Segment Information
At December 31, 2025, the Company is organized and operated as one operating and reportable segment as the Company is not organized around specific products and services, geographic regions, or regulatory environments. Further, the Company currently operates solely within the state of Arizona. Operating revenue is substantially derived from regulated water, wastewater, and recycled water service provided to customers based upon tariff rates approved by the ACC. Refer to Note 4 — “Revenue Recognition” for additional information on the Company’s sources of revenue, and refer to the Consolidated Financial Statements for measures of profit and loss, total assets, and capital expenditures of the Company.
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
The CODM regularly reviews the results of the Company based on GAAP net income as well as non-GAAP measures, EBITDA and Adjusted EBITDA. The CODM uses GAAP net income in the assessment of performance and to make strategic decisions regarding resource allocation predominantly in the annual budget.

The CODM reviews the following significant expense categories:

	Years Ended December 31,
(in thousands)	2025	2024
Segment Revenue	$55,758	$52,692
Segment Expenses
Personnel costs - operations and maintenance	5,637	5,014
Utilities, chemicals and repairs	4,671	3,927
Other operations and maintenance expenses	5,441	4,785
Personnel costs - general and administrative	9,119	9,173
Professional fees	1,899	1,687
Other general and administrative expenses	6,837	6,022
Depreciation, amortization and accretion	14,998	12,720
Other Income (Expense)
Buckeye growth premiums	2,412	2,916
Other segment income and expenses	(5,585)	(4,418)
Income tax expense	(1,026)	(2,073)
Net Income	$2,957	$5,789
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
19. Other, Net
Other, net consisted of the following:

	Years Ended December 31,
(in thousands)	2025	2024
Buckeye growth premiums(1)	$2,412	$2,916
AFUDC-Equity	1,156	892
Loss on disposal of assets	(1,251)	(309)
Other	28	151
Total Other, net	$2,345	$3,650
(1) The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. An aggregate of $16.1 million in growth premiums have been received to date.

20. Supplemental Cash Flow Information
The following is supplemental cash flow information:

	Years Ended December 31,
(in thousands)	2025	2024
Supplemental cash flow information:
Cash paid for interest - net of amounts capitalized	$5,693	$5,176
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	2,789	7,201
Utility Plant constructed by developers and conveyed	26,015	10,829
HUF transferred to CIAC	1,295	3,909

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
This report does not include an attestation report of our registered public accounting firm because, as a smaller reporting company and non-accelerated filer, our registered public accounting firm is not required to issue such an attestation report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.
ITEM 9C.Disclosures Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
ITEM 10.Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included under the following captions in our definitive proxy statement relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 (the “Proxy Statement”) and is incorporated herein by reference: “Proposal One: Election of Directors”, “Executive Officers”, “Other Matters—Delinquent Section 16(a) Reports”, “Other Matters—Code of Ethical Business Conduct”, “Corporate Governance—Board and Committee Information” and “Corporate Governance—Insider Trading Policy”.
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
(b) Exhibit
See Exhibit Index.

Exhibit Index

Exhibit Number	Description of Exhibit	Method of Filing
2.1.1	Arrangement Agreement	Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
2.1.2	Plan of Arrangement	Incorporated by reference to Exhibit 2.1.2 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on April 13, 2016
3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016
3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on April 26, 2016
4.2	Form of 4.38% Senior Secured Notes, Series A due on June 15, 2028	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016
4.3	Form of 4.58% Senior Secured Notes, Series B due on December 15, 2036	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016
4.4	Form of 6.91% Senior Secured Notes due on January 3, 2034	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.
4.5	Description of Company’s securities	Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2020.
10.1	Settlement Agreement for Stipulated Condemnation with the City of Buckeye, Arizona, dated March 19, 2015	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.2	License Agreement with City of Maricopa, Arizona, dated November 9, 2006	Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.3	Employment Agreement with Ron Fleming, dated December 20, 2024*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2024
10.4	Employment Agreement with Michael J. Liebman, dated December 20, 2024*	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2024
10.5	Employment Agreement with Christopher D. Krygier, dated December 20, 2024*	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2024
10.6	Infrastructure Coordination Agreement with Pecan Valley Investments, LLC, dated January 28, 2004	Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.7	Infrastructure Coordination Agreement with JNAN, LLC, dated July 1, 2004	Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.8	Infrastructure Coordination and Finance Agreement with Dana B. Byron and Jamie Maccallum, dated July 21, 2006	Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.9	Infrastructure Coordination and Finance Agreement with The Orchard at Picacho, LLC, dated January 8, 2008	Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.10	Infrastructure Coordination, Finance and Option Agreement with Sierra Negra Ranch, LLC, dated July 10, 2006	Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.11	Infrastructure Coordination and Finance Agreement, dated December 20, 2007	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.12.1	GWR Global Water Resources Corp. Stock Option Plan*	Incorporated by reference to Exhibit 10.17.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.12.2	First Amendment to GWR Global Water Resources Corp. Stock Option Plan, dated September 12, 2012*	Incorporated by reference to Exhibit 10.17.2 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.12.3	Second Amendment to GWR Global Water Resources Corp. Stock Option Plan*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016
10.12.4	Third Amended to Global Water Resources, Inc. Stock Option Plan*	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2018
10.13.1	Global Water Resources, Inc. First Amended and Restated Stock Appreciation Rights Plan, dated March 23, 2015*	Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.13.2	Amendment to Global Water Resources, Inc. First Amended and Restated Stock Appreciation Rights Plan*	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016

Exhibit Number	Description of Exhibit	Method of Filing
10.14.1	Global Water Resources, Inc. Deferred Phantom Stock Unit Plan, dated January 1, 2011*	Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.14.2	Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016
10.14.3	Second Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2017
10.14.4	Third Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2017
10.14.5	Fourth Amendment to Global Water Resources, Inc. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2018
10.15.1	Global Water Resources, Inc. Phantom Stock Unit Plan, dated May 1, 2015*	Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.15.2	Amendment to Global Water Resources, Inc. Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016
10.16.1	GWR Global Water Resources Corp. Deferred Phantom Stock Unit Plan, dated January 1, 2011*	Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
10.16.2	Amendment to GWR Global Water Resources Corp. Deferred Phantom Stock Unit Plan*	Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016
10.17	Amended and Restated Service Agreement, dated September 10, 2019, by and among certain wholly-owned subsidiaries of Global Water Resources, Inc. and Global Water Management, LLC	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2019
10.18.1	Note Purchase Agreement, dated as of May 20, 2016, by and among Global Water Resources, Inc. and certain Initial Purchasers	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2016
10.18.2	Amendment No. 1 to Note Purchase Agreement, dated December 19, 2017, by and among Global Water Resources, Inc. and the noteholders party thereto	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report Form 8-K filed with the SEC on December 22, 2017
10.18.3
Amendment No. 2 to Note Purchase Agreement dated May 20, 2016 and Amendment No. 1 to Security Agreements dated as of June 24, 2016, dated April 18, 2018, by and among Global Water Resources, Inc., Global Water, LLC, West Maricopa Combine, LLC, U.S. Bank, National Association, as collateral agent, and the noteholders party thereto
Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2018
10.19	Guaranty Agreement, dated as of June 24, 2016, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016
10.20	Guaranty Agreement, dated as of June 24, 2016, by West Maricopa Combine, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016
10.21	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water Resources, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to the Exhibit 10.4 to Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016
10.22	Pledge and Security Agreement, dated as of June 24, 2016, by and between Global Water, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016
10.23	Pledge and Security Agreement, dated as of June 24, 2016, by and between West Maricopa Combine, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016
10.24	Standstill Agreement, dated March 19, 2021, by and among Global Water Resources, Inc., Levine Investments Limited Partnerships, William S. Levine, Jonathan L. Levine, and Andrew M. Cohn	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2021
10.25	Global Water Resources, Inc. 2018 Stock Option Plan*	Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 6, 2018
10.26.1	Global Water Resources, Inc. 2020 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020
10.26.2	First Amendment to the Global Water Resources, Inc. 2020 Omnibus Incentive Plan*	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2024
10.27.1	Loan Agreement, dated April 30, 2020, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020
10.27.2	Modification Agreement dated April 30, 2021, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021
10.27.3	Second Modification Agreement, dated July 26, 2022 by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on July 27, 2022
10.27.4	Third Modification Agreement, dated June 28, 2023, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2023

Exhibit Number	Description of Exhibit	Method of Filing
10.27.5	Fourth Modification Agreement, dated October 26, 2023, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2023
10.27.6	Fifth Modification Agreement, dated July 1, 2024, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2024
10.27.7	Sixth Modification Agreement, dated April 14, 2025, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2025
10.28	Guaranty Agreement, dated as of April 30, 2020, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020
10.29	Guaranty Agreement, dated as of April 30, 2020, by West Maricopa Combine, LLC	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020
10.30	Pledge and Security Agreement, dated as of April 30, 2020, by and between Global Water Resources, Inc. and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020
10.31	Pledge and Security Agreement, dated as of April 30, 2020, by and between Global Water LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020
10.32	Pledge and Security Agreement, dated as of April 30, 2020, by and between West Maricopa Combine, LLC and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2020
10.33	Form of Restricted Stock Agreement*	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2020
10.34	Form of Restricted Stock Unit Award Agreement (general)	Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2025
10.35	Form of Restricted Stock Unit Award Agreement (executive)	Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2025
10.36	Guaranty Agreement, dated as of April 30, 2021, by Global Water Holdings, Inc.	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021
10.37	Pledge and Security Agreement, dated as of April 30, 2021, by and between Global Water Holdings, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021
10.38	Note Purchase Agreement, dated October 26, 2023, by and between Global Water Resources, Inc. and Jackson National Life Insurance Company	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2023.
10.39
Amendment No. 2 to Security Agreements, dated October 26, 2023, between and among Global Water Resources, Inc., Global Water, LLC, West Maricopa Combine, LLC, Global Water Holdings, Inc., and U.S. Bank Trust Company, National Association, in its capacity as collateral agent
Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2023.
10.40	Guaranty Agreement, dated as of January 3, 2024, by Global Water, LLC	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.
10.41	Guaranty Agreement, dated as of January 3, 2024, by Global Water Holdings, Inc.	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.
10.42	Guaranty Agreement, dated as of January 3, 2024, by West Maricopa Combine, LLC	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.
10.43	Pledge and Security Agreement, dated as of January 3, 2024, by and between Global Water Resources, Inc. and U.S. Bank Trust Company, National Association, as collateral agent	Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.
10.44	Pledge and Security Agreement, dated as of January 3, 2024, by and between Global Water, LLC and U.S. Bank Trust Company, National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.
10.45	Pledge and Security Agreement, dated as of January 3, 2024, by and between Global Water Holdings, Inc. And U.S. Bank Trust Company, National Association, as collateral agent	Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.
10.46	Pledge and Security Agreement, dated as of January 3, 2024, by and between West Maricopa Combine, LLC and U.S. Bank Trust Company, National Association, as collateral agent	Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2024.
10.47	Securities Purchase Agreement, dated September 30, 2025, by and among Global Water Resources, Inc. and the purchasers party thereto	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025.
10.48	Credit Agreement, dated December 10, 2025, by and between Global Water Resources, Inc. and CoBANK, ACB	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2025.
10.49	Promissory Note, dated December 10, 2025, by and between Global Water Resources, Inc. and CoBANK, ACB	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2025
10.50	Guaranty Agreement, dated December 10, 2025, by Global Water, LLC	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2025

Exhibit Number	Description of Exhibit	Method of Filing
10.51	Guaranty Agreement, dated December 10, 2025, by West Maricopa Combine, LLC	Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2025
10.52	Guaranty Agreement, dated December 10, 2025, by Global Water Holdings, Inc.	Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2025
10.53	Pledge and Security Agreement, dated December 10, 2025, by and between Global Water Resources, Inc. and U.S. Bank Trust Company, National Association, as collateral agent	Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2025
10.54	Pledge and Security Agreement, dated December 10, 2025, by and between Global Water, LLC and U.S. Bank Trust Company, National Association, as collateral agent	Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2025
10.55	Pledge and Security Agreement, dated December 10, 2025, by and between West Maricopa Combine, LLC and U.S. Bank Trust Company, National Association, as collateral agent	Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2025
10.56	Pledge and Security Agreement, dated December 10, 2025, by and between Global Water Holdings, Inc. and U.S. Bank Trust Company, National Association, as collateral agent	Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2025
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2016
19	Insider Trading Policy	Incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2025
21.1	Subsidiaries of Global Water Resources, Inc.	Filed herewith
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney	See signature page hereto
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith
97	Global Water Resources, Inc. Clawback Policy	Incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024
99.1	Arizona Corporation Commission Decision No. 74364	Incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 (File No. 333-209025) filed with the SEC on January 19, 2016
99.2	Arizona Corporation Commission Decision No. 78644	Incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

*	Management contract or compensatory plan or arrangement.
ITEM 16.Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Water Resources, Inc.

Date: March 4, 2026	By:	/s/ Ron L. Fleming
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

Signature	Title	Date

/s/ Ron L. Fleming	President, Chief Executive Officer, and Chairman of the Board	March 4, 2026
Ron L. Fleming	(Principal Executive Officer)

/s/ Michael J. Liebman	Chief Financial Officer and Corporate Secretary	March 4, 2026
Michael J. Liebman	(Principal Financial and Accounting Officer)

/s/ Jonathan L. Levine	Director	March 4, 2026
Jonathan L. Levine

/s/ Richard M. Alexander	Lead Independent Director	March 4, 2026
Richard M. Alexander

/s/ Andrew M. Cohn	Director	March 4, 2026
Andrew M. Cohn

/s/ Christa Steele	Director	March 4, 2026
Christa Steele

/s/ Brett Huckelbridge	Director	March 4, 2026
Brett Huckelbridge

/s/ David Rousseau	Director	March 4, 2026
David Rousseau