Form 10-Q
period 2026-03-31
Global Water Resources, Inc.
filed 2026-05-13
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 8, 2026, the registrant had 28,763,634 shares of common stock, $0.01 par value per share, outstanding.

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

The Company’s Utilities
GW-Santa Cruz	Global Water - Santa Cruz Water Company, Inc.
GW-Palo Verde	Global Water - Palo Verde Utilities Company, Inc.
GW-Farmers	Global Water - Farmers Water Company, Inc.
GW-Hassayampa	Global Water - Hassayampa Utilities Company, Inc.
GW-Belmont	Global Water - Belmont Water Company, Inc.
GW-Turner	Global Water - Turner Ranches Irrigation, Inc.
GW-Saguaro	Global Water - Saguaro District Water Company, Inc.
GW-Ocotillo	Global Water - Ocotillo Water Company, Inc.
Abbreviations and Other
ACC	Arizona Corporation Commission
ADWR	Arizona Department of Water Resources
AFUDC	Allowance for funds utilized during construction
Ag-to-Urban	The June 2025 Arizona Senate Bill 1611, known as the Arizona Assured Water Supply “Ag-to-Urban” program
AIAC	Advances in Aid of Construction
ALJ	Administrative Law Judge
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CIAC	Contributions in Aid of Construction
CODM	Chief operating decision maker
Company (we, us, our, GWRI)	Global Water Resources, Inc.
CP Water	CP Water Company
DAWS	Designation of Assured Water Supply
EPS	Earnings (loss) per share
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
HUF	Hook-up fee
ICFA	Infrastructure coordination and financing agreement
IT	Information technology
Northern Trust	The Northern Trust Company, an Illinois banking corporation
Revolver	Revolving credit facility with Northern Trust
RSA	Restricted stock award
RSU	Restricted stock unit
RUCO	The Residential Utility Consumer Office, an office representing the interests of residential utility ratepayers
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Sonoran	Sonoran Utility Services, Inc.
Southwest Plant	All GW-Palo Verde and GW-Santa Cruz water and wastewater infrastructure located in Pinal County, southwest of the City of Maricopa (e.g. mains, tanks, water reclamation facility, wells, etc.)
WIFA	Water Infrastructure Finance Authority of Arizona

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share amounts)	March 31, 2026	December 31, 2025
Assets
Utility Plant	$618,784	$610,766
Less: accumulated depreciation	(173,377)	(168,915)
Net utility plant	445,407	441,851
Current Assets
Cash and cash equivalents	1,800	4,080
Accounts receivable, net of allowance for credit losses of $225 and $244, respectively	3,418	3,746
Unbilled revenue	3,527	3,409
Prepaid expenses and other current assets	4,674	3,388
Total current assets	13,419	14,623
Other Assets
Goodwill	6,512	6,512
Intangible assets, net	5,938	6,062
Regulatory assets	6,832	7,003
Restricted cash	3,072	2,755
Right-of-use assets, net	3,796	3,990
Other noncurrent assets	117	117
Total other assets	26,267	26,439
Total Assets	$485,093	$482,913
Capitalization and Liabilities
Capitalization
Common stock, $0.01 par value, 60,000,000 shares authorized; 29,123,855 and 29,116,183 shares issued, respectively	$286	$285
Treasury stock, 360,221 and 359,329 shares, respectively	(2)	(2)
Additional paid-in capital	85,277	87,294
Retained deficit	(1,327)	(961)
Total shareholders’ equity	84,234	86,616
Long-term debt, net	129,749	129,756
Total Capitalization	213,983	216,372
Current Liabilities
Accounts payable	1,352	2,251
Customer and meter deposits	1,688	1,725
Long-term debt, current portion	3,945	3,942
Leases, current portion	843	850
Accrued expenses and other current liabilities	12,001	10,457
Total current liabilities	19,829	19,225
Other Liabilities
Revolver borrowings	1,000	—
Long-term lease liabilities	3,537	3,741
Deferred revenue - ICFA	23,044	22,772
Regulatory liabilities	5,189	5,214
Advances in aid of construction	157,212	155,414
Contributions in aid of construction, net	37,424	37,857
Deferred income tax liabilities, net	9,695	9,699
Hook-up fee liabilities	10,061	8,410
Other noncurrent liabilities	4,119	4,209
Total other liabilities	251,281	247,316
Commitments and contingencies (Refer to Note 14)
Total Capitalization and Liabilities	$485,093	$482,913
See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Revenue
Water service	$6,606	$5,980
Wastewater and recycled water service	6,680	6,477
Total revenue	13,286	12,457
Operating Expenses
Operations and maintenance	4,183	3,687
General and administrative	4,453	4,187
Depreciation, amortization and accretion	4,261	3,328
Total operating expenses	12,897	11,202
Operating Income	389	1,255
Other Income (Expense)
Interest income	39	99
Interest expense	(1,650)	(1,478)
Other, net	751	898
Total other expense	(860)	(481)
Income (Loss) Before Income Taxes	(471)	774
Income Tax Benefit (Expense)	105	(183)
Net Income (Loss)	$(366)	$591

Basic earnings (loss) per common share	$(0.01)	$0.02
Diluted earnings (loss) per common share	$(0.01)	$0.02
Dividends declared per common share	$0.08	$0.08

Weighted average number of common shares used in the determination of:
Basic	28,758,361	24,370,052
Diluted	28,758,361	24,434,283
 See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

(in thousands, except share and per share amounts)	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Additional Paid-in Capital	Retained Deficit	Total Equity
Balance as of December 31, 2025	29,116,183	$285	(359,329)	$(2)	$87,294	$(961)	$86,616
Dividend declared $0.08 per share	—	—	—	—	(2,186)	—	(2,186)
Share-based compensation	7,672	1	(892)	—	169	—	170
Net Loss	—	—	—	—	—	(366)	(366)
Balance as of March 31, 2026	29,123,855	$286	(360,221)	$(2)	$85,277	$(1,327)	$84,234

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of December 31, 2024	24,570,994	$240	(344,978)	$(2)	$47,366	$—	$47,604
Dividend declared $0.08 per share	—	—	—	—	(1,332)	(591)	(1,923)
Issuance of common stock, net	3,220,000	32	—	—	30,751	—	30,783
Share-based compensation	5,905	—	(943)	—	161	—	161
Net income	—	—	—	—	—	591	591
Balance as of March 31, 2025	27,796,899	$272	(345,921)	$(2)	$76,946	$—	$77,216

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$(366)	$591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	4,261	3,328
Share-based compensation	183	174
Deferred income tax expense	11	183
AFUDC-Equity	(277)	(279)
Operating lease expense	82	108
Other adjustments	55	55
Changes in assets and liabilities
Accounts receivable and other current assets	(28)	1,967
Accounts payable and other current liabilities	266	1,405
Other noncurrent assets	123	(67)
Other noncurrent liabilities	165	12
Net cash provided by operating activities	4,475	7,477
Cash Flows from Investing Activities:
Capital expenditures	(6,277)	(15,216)
Net cash used in investing activities	(6,277)	(15,216)
Cash Flows from Financing Activities:
Dividends paid	(2,186)	(1,841)
Advances and contributions in aid of construction	1,389	725
Refunds of advances for construction	(213)	—
Principal payments under finance lease	(114)	(99)
Revolver borrowings	2,250	—
Revolver repayments	(1,250)	—
Issuance of common stock, net of issuance costs	—	31,041
Financing costs of debt and equity transactions	—	(34)
Other financing activities	(37)	(34)
Net cash provided by (used in) financing activities	(161)	29,758
Increase (Decrease) in cash, cash equivalents, and restricted cash	(1,963)	22,019
Cash, cash equivalents, and restricted cash — Beginning of period	6,835	11,156
Cash, cash equivalents, and restricted cash — End of period	$4,872	$33,175
 See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)
Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash and cash equivalents	$1,800	$31,467
Restricted cash	3,072	1,708
Total cash, cash equivalents, and restricted cash	$4,872	$33,175

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
1. Description of Business, Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements
Basis of Presentation and Principles of Consolidation
The Company’s Condensed Consolidated Financial Statements (unaudited) and related disclosures as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the Company’s opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which improves and clarifies the guidance regarding when disclosures should be provided in interim reporting periods. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impacts this amendment will have on its interim disclosures, as well as the timing of adoption.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the accounting for government grants, including grants related to an asset and grants related to income. This standard specifies the timing of recognition, the two available approaches to record the grant (the deferred income and the cost accumulation approach) and requires disclosure consistent with current disclosure requirements. The standard is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impacts this amendment will have on its consolidated financial statements and required disclosures, as well as the timing of adoption.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This pronouncement requires disaggregated disclosure of income statement expenses for public business entities. In January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of this standard. This standard requires disclosure in tabular format of disaggregation of relevant expense captions presented on the income statement by certain natural expense categories with certain related qualitative disclosures within the notes to the financial statements. The ASU does not change the expense captions an entity presents on the income statement. The standard is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impacts this amendment will have on its consolidated financial statements and required disclosures and will adopt the guidance on the effective date.

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
The acquisition, which served to grow our footprint in Pima County, was accounted for as a business combination under ASC Topic 805, Business Combinations and the purchase price was allocated to the acquired utility assets and liabilities based on the acquisition-date fair values. Fair values are determined in accordance with ASC Topic 820, Fair Value Measurement, which allows for the characteristics of the acquired assets and liabilities to be considered, particularly restrictions on the use of the asset and liabilities. Regulation is considered both a restriction on the use of the assets and liabilities, as it relates to inclusion in rate base, and a fundamental input to measuring the fair value in a business combination. Substantially all the Company’s operations are subject to the rate-setting authority of the ACC and are accounted for pursuant to accounting guidance for regulated operations. The rate-setting and cost recovery provisions currently in place for the Company’s regulated operations provide revenues derived from costs, including a return on investment of assets and liabilities included in rate base. As such, the fair value of the acquired utility assets and liabilities subject to these rate-setting provisions approximates the pre-acquisition carrying values and does not reflect any net valuation adjustments.
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

3. Regulatory Matters
Recent ACC Rulings and Activity
2025 GW-Santa Cruz and GW-Palo Verde Rate Cases
On March 5, 2025, GW-Santa Cruz and GW-Palo Verde each filed a general rate case application and related schedules with the ACC for, among other things, increased water and wastewater rates, respectively, based on a test year ended December 31, 2024, with updates for post-test year plant. On October 1, 2025, the ACC Utilities Division (“ACC Staff”) and RUCO filed their respective initial written testimonies with the ACC in the rate cases, with subsequent rebuttal, surrebuttal and rejoinder testimonies having been filed by the parties.
On April 28, 2026, the parties entered into a settlement agreement (the “Settlement Agreement”) to bifurcate the two rates cases pursuant to which, among other things: (i) the GW-Santa Cruz rate case has settled; (ii) GW-Palo Verde will withdraw its rate case application with the intent of refiling its rate case in 2027 using a 2026 test year; and (iii) GW-Palo Verde will seek authorization to increase the temporary bill credit for customers related to the Company’s Southwest Plant that was originally approved in connection with Decision No. 79424 issued by the ACC.
In addition, under the terms of the Settlement Agreement, the parties have agreed to, among other things: (i) an increase in GW-Santa Cruz’s annual revenue requirement of approximately $2.3 million; (ii) a requested effective date of the new rates for GW-Santa Cruz of November 1, 2026; and (iii) $3.4 million of utility plant for GW-Santa Cruz would be classified as plant held for future use for ratemaking purposes. The settlement preserves the Company’s ability to seek inclusion of these assets in rate base in a future rate case, subject to ACC review and approval. The Company has also agreed to miscellaneous adjustments that would result in disallowances of approximately $0.1 million.
The parties expect testimony supporting the settlement to be filed by May 22, 2026, followed by hearings before the ALJ beginning August 3, 2026. The Settlement Agreement remains subject to the approval of the ACC, and there can be no assurance that the ACC will approve the Settlement Agreement in the form filed or otherwise modify provisions contained therein. Therefore, no adjustments related to this settlement have been reflected in the accompanying Condensed Consolidated Financial Statements (unaudited).
2024 GW-Farmers Rate Case - Decision No. 80695 - Issued April 29, 2025
On June 27, 2024, GW-Farmers filed a rate case application with the ACC for increased water rates based on a 2023 test year, with updates for changes in post-test year plant through December 31, 2024. On April 29, 2025, the ACC approved GW-Farmers’ rate case application in Decision No. 80695. Among other approvals, Decision No. 80695 approved an increase in GW-Farmers’ annual revenue requirement of $1.1 million and a return on equity of 9.6%, with increased rates to be phased-in over three periods. 50% of the increase was effective on May 1, 2025, with another 25% effective on November 1, 2025. The final 25% increase was phased in on May 1, 2026. In addition to the rate increase, Decision No. 80695 also approved a deferral of the recovery of an acquisition premium of approximately $3 million related to the Company’s acquisition of GW-Farmers, which the Company recorded as of March 31, 2025. Decision No. 80695 calls for the acquisition premium to be recovered in a future rate case, subject to the GW-Farmers utility being found viable by the ACC.
Southwest Plant
In January 2024, the Company discovered that approximately $7.8 million of construction costs for the Southwest Plant had been prematurely included as “plant in service” for rate making purposes in 2007 and were reflected in the calculation of customer rates in Decision No. 71878 (September 15, 2010). Those costs were also included as “plant in service” in Decision No. 74364 (February 26, 2014) and Decision No. 78644 (July 27, 2022). The Company disclosed this circumstance to the ACC on March 1, 2024, and on April 25, 2024, GW-Palo Verde filed an application with the ACC requesting a monthly bill credit for customers that would be in place until the conclusion of the next GW-Palo Verde rate case. The ACC issued Decision No. 79424 on July 18, 2024 approving the bill credit with an effective date of August 1, 2024. The bill credit reduced revenue earned by $0.2 million for both of the three months ended March 31, 2026 and 2025. For additional information regarding the bill credit, refer to “2025 GW-Santa Cruz and GW-Palo Verde Rate Cases” above.

4. Revenue Recognition
Disaggregated Revenue
Disaggregated revenue from contracts with customers by major source and customer class was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Regulated revenue
Water Service
Residential	$4,844	$4,388
Irrigation	743	620
Commercial	480	383
Multi-family	135	81
Construction	154	327
Other water revenue	250	181
Total water revenue	6,606	5,980
Wastewater and recycled water service
Residential	6,057	5,868
Commercial	311	287
Multi-family	104	49
Recycled water revenue	120	193
Other wastewater revenue	88	80
Total wastewater and recycled water revenue	6,680	6,477
Total revenue	$13,286	$12,457
Contract Balances
The Company’s contract assets and liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Contract assets
Accounts receivable, net	$3,418	$3,746
Total contract assets	$3,418	$3,746
Contract liabilities
Deferred revenue - ICFA	$23,044	$22,772
Total contract liabilities	$23,044	$22,772
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Billed receivables	$3,643	$3,990
Less: provision for credit losses	(225)	(244)
Accounts receivable, net	$3,418	$3,746

The following table summarizes the allowance for credit loss activity:

(in thousands)	March 31, 2026	December 31, 2025
Beginning of period	$(244)	$(163)
Credit loss expense	(14)	(193)
Write offs	36	123
Recoveries	(3)	(11)
End of period	$(225)	$(244)
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
The following table summarizes the ICFA deferred revenue activity:

(in thousands)	March 31, 2026
Beginning of period	$22,772
Payments allocated to deferred revenue	272
End of period	$23,044
5. Earnings (Loss) Per Share
Basic EPS in each period of this report were calculated by dividing net income (loss) by the weighted-average number of shares during those periods. Diluted EPS includes additional weighted-average common stock equivalents (options and restricted stock awards), if dilutive. In periods of a net loss position, basic and diluted weighted average common shares are the same. A reconciliation of the denominator used in basic and diluted EPS calculations is shown in the following table:

	Three Months Ended March 31,
(in thousands)	2026	2025
Basic weighted average common shares outstanding	28,758	24,370
Effect of dilutive securities:
Option grants	—	48
Restricted stock awards	—	16
Total dilutive securities	—	64
Diluted weighted average common shares outstanding	28,758	24,434
Anti-dilutive shares excluded from earnings (loss) per diluted share	468	—
For the three months ended March 31, 2026, we had a net loss on the Condensed Consolidated Statements of Operations (unaudited), and any potentially dilutive shares would have had an anti-dilutive impact on EPS.

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
ICFA receivable	$1,182	$—
Prepaid expense	1,045	800
Prepaid income tax	855	738
Buckeye growth premiums receivable	498	564
Prepaid insurance	374	625
Regulatory assets, current	373	219
Stop loss medical claims	106	340
Other current assets	241	102
Prepaid expenses and other current assets	$4,674	$3,388
7. Equity
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
8. Debt
Revolver
The Company maintains a revolving credit facility with Northern Trust pursuant to a loan agreement entered into between the parties (as amended, the “Northern Trust Loan Agreement”). On April 30, 2026, the Company and Northern Trust entered into a seventh amendment to the Northern Trust Loan Agreement to, among other things, extend the scheduled maturity date from May 18, 2027 to May 18, 2028. Pursuant to the Northern Trust Loan Agreement, the amounts outstanding bear interest, payable monthly, at a rate equal to the SOFR plus 2.10%. Additionally, the Company pays a quarterly facility fee equal to 0.35% of the average daily unused amount of the Revolver.
The Company had $1.0 million of outstanding borrowings under the Revolver as of March 31, 2026 and no outstanding borrowings as of December 31, 2025.

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Project liabilities	$3,130	$1,650
Interest	2,206	1,242
AIAC refunds, current portion	1,500	1,685
Other taxes	935	1,496
Payroll	757	943
Dividend payable	729	728
Customer prepayments	651	781
Medical claims	391	237
License fees	326	349
Professional fees	256	277
ACC Assessment Fee	229	189
Contingent Consideration, current portion	85	73
Other accrued liabilities	806	807
Total accrued expenses and other current liabilities	$12,001	$10,457
10. Fair Value
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2026				December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent Consideration	$—	$—	$1,907	$1,907	$—	$—	$1,908	$1,908
Total	$—	$—	$1,907	$1,907	$—	$—	$1,908	$1,908
Contingent consideration is included within Other noncurrent liabilities on the Condensed Consolidated Balance Sheets (unaudited). Refer to Note 14 — “Commitments and Contingencies” for additional information about contingent consideration.
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

	March 31, 2026		December 31, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$133,694	$130,820	$133,698	$130,840
11. Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2026 and 2025 applied to year-to-date pretax income (loss), adjusted for tax expense (benefit) associated with certain discrete items. The effective tax rates for the three months ended March 31, 2026 and 2025 were 22.3% and 23.6%, respectively.

The effective tax rates were largely consistent for both the three months ended March 31, 2026 and 2025 as compared to the relative prior year periods.
12. Share-based Compensation
Share-based compensation to both employees and non-employees were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Employee - RSA	$118	$104
Employee - RSU	70	73
Total employee share-based compensation	188	177
Non-employee - RSA	58	58
Non-employee - RSU	(63)	(60)
Total non-employee share-based compensation	(5)	(2)
Total share-based compensation	$183	$175
13. Transactions With Related Parties
The Company provides medical benefits to employees through its participation in a pooled plan sponsored by an affiliate of a significant shareholder and director of the Company. Medical claims paid to the plan were approximately $0.6 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.
Additionally, certain directors and/or their affiliates purchased an aggregate of 1,439,200 shares of common stock at the public offering price in the Company’s public offering of common stock in March 2025. Refer to Note 7 — “Equity,” for additional information.
14. Commitments and Contingencies
Commitments
On February 1, 2023, the Company acquired all of the equity of Farmers Water Co., an operator of a water utility with service area in Pima County, Arizona. Under the terms of the purchase agreement, the Company is obligated to pay the seller a growth premium equal to $1,000 (not in thousands) for each new account established within the specified growth premium areas, up to a maximum total aggregate growth premium of $3.5 million. The obligation period of the growth premium commenced on the closing date of the acquisition and ends (i) ten years after the first new account for residential purposes is established on land that was, at the time of the closing date of the acquisition, undeveloped or unplatted and owned by the seller within the service area; or (ii) ten years after the date of closing if a new account (as previously described) has not been established. As of March 31, 2026, no new account was established on land that was undeveloped or unplatted at the closing date of the acquisition. The fair value of the contingent consideration was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company’s estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate. The estimated fair value of the remaining liability was $1.2 million as of both March 31, 2026 and December 31, 2025 and is included in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets (unaudited).
Within the service area of its GW-Saguaro utility, the Company is required to pay a growth premium equal to $750 (not in thousands) for each new account established within specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date, or twenty years from the acquisition date. As of March 31, 2026, no meters have been installed and no accounts have been established in any of the specified growth premium areas. The fair value of the contingent consideration was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company’s estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate. The fair value of the remaining liability was $0.7 million as of both March 31, 2026 and December 31, 2025 and is included in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets (unaudited).

The Company has previously received certain ICFA advances related to its CP Water utility, which the Company is obligated to repay in the form of specified future ICFA fee reductions when those ICFA fees are due. The liability was $0.9 million as of both March 31, 2026 and December 31, 2025 and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets (unaudited).
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
15. Business Segment Information
At March 31, 2026, the Company is organized and operated as one operating and reportable segment as the Company is not organized around specific products and services, geographic regions, or regulatory environments. Further, the Company currently operates solely within the state of Arizona. Operating revenue is substantially derived from regulated water, wastewater, and recycled water service provided to customers based upon tariff rates approved by the ACC. Refer to Note 4 — “Revenue Recognition” for additional information on the Company’s sources of revenue, and refer to the Condensed Consolidated Financial Statements (unaudited) for measures of profit and loss, total assets, and capital expenditures of the Company.
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
The CODM regularly reviews the results of the Company based on GAAP net income (loss) as well as non-GAAP measures, EBITDA and Adjusted EBITDA. The CODM uses GAAP net income (loss) in the assessment of performance and to make strategic decisions regarding resource allocation predominantly in the annual budget.
The CODM reviews the following significant expense categories:

	Three Months Ended March 31,
(in thousands)	2026	2025
Segment Revenue	$13,286	$12,457
Segment Expenses
Personnel costs - operations and maintenance	1,483	1,340
Utilities, chemicals and repairs	1,172	1,032
Other operations and maintenance expenses	1,529	1,315
Personnel costs - general and administrative	2,357	2,195
Professional fees	389	467
Other general and administrative expenses	1,706	1,525
Depreciation, amortization and accretion	4,261	3,328
Other Income (Expense)
Buckeye growth premiums	498	618
Other segment income and expenses	(1,358)	(1,099)
Income tax benefit (expense)	105	(183)
Net Income (Loss)	$(366)	$591

Other operations and maintenance and other general and administrative expenses include contract services, business development, board compensation, rent, insurance and taxes other than income taxes. Other segment income expenses include interest income, interest expense, AFUDC, and gains and losses on disposal of assets.
16. Other, Net
Other, net consisted of the following:

	Three Months Ended March 31,
(in thousands)	2026	2025
Buckeye growth premiums(1)	$498	$618
AFUDC-Equity	277	279
Other	(24)	1
Total Other, net	$751	$898
(1) The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. An aggregate of $16.6 million in growth premiums have been invoiced or received to date.
17. Supplemental Cash Flow Information
The following is supplemental cash flow information:

	Three Months Ended March 31,
(in thousands)	2026	2025
Supplemental cash flow information:
Cash paid for interest - net of amounts capitalized	$640	$612
Cash paid for income taxes	—	100
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	3,209	9,114
Utility Plant constructed by developers and conveyed	1,171	4,838
HUF transferred to CIAC	—	369
Asset retirement obligation additions	—	278
Finance lease additions	—	7
Operating lease additions	—	47
Operating cash flows used for finance leases	16	15
Operating cash flows used for operating leases	97	102
Financing cash flows used for finance leases	114	99

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of Global Water Resources, Inc.’s financial condition and results of operations (“MD&A”) relate to the three months ended March 31, 2026 and should be read together with the consolidated financial statements and accompanying notes included in Part I, Item 1 of this report.
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
These forward-looking statements include future estimates described in “Business Outlook”, “Factors Affecting our Results of Operations”, and “Liquidity and Capital Resources”. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, growth, and opportunities, including the potential for new service connections; future financial performance; regulatory and ACC proceedings, decisions and approvals, such as the outcome, timing and other statements regarding our plans, expectations and estimates relating to our rate cases and other applications with the ACC and other regulatory bodies, including with respect to the Settlement Agreement; our plans relating to future filings of our rate cases and other regulatory applications; acquisition plans and strategies, including our ability to complete additional acquisitions, and our expectations about future benefits of our acquisitions, such as projected revenue from our acquisitions, as well as our plans relating to the integration and upgrade of acquired water systems; statements concerning Arizona’s Assured Water Supply “Ag-to-Urban” program and the State Route 347 Improvement Project, including anticipated benefits; population and growth projections; technologies, including expected benefits from implementing such technologies; revenue; metrics; operating expenses; trends relating to our industry, market, population and job growth, and housing permits; the adequacy of our water supply to service our current demand and growth for the foreseeable future; liquidity and capital resources; plans and expectations for capital expenditures; cash flows and uses of cash; dividends; depreciation and amortization; tax payments; our ability to repay indebtedness and invest in initiatives; the anticipated impact and resolutions of legal matters; the anticipated impact of new or proposed laws, including regulatory requirements, tax changes, and judicial decisions; the anticipated impact of accounting changes and other pronouncements; and other statements that are not historical facts.
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
These and other factors are discussed in the risk factors described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and in Part II, Item 1A “Risk Factors” in this report, as updated from time to time in our subsequent filings with the SEC. Any forward-looking statement speaks only as of the date of this report. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
Business Outlook
We continue to experience organic growth exhibited through our year-over-year organic increase in active connections (i.e., exclusive of acquisition-related growth) of 2.6% as of March 31, 2026. According to the 2025 U.S. Census estimates, the Phoenix metropolitan statistical area (“MSA”) is the 10th largest MSA in the U.S. and had an estimated population of 5.2 million, an increase of 7.9% over the 4.8 million people reported in the 2020 Census. Growth in the Phoenix MSA continues as a result of its excellent weather, large and growing universities, a diverse employment base, and low taxes. The Employment and Population Statistics Department of the State of Arizona predicts that the Phoenix metropolitan area will have a population of 5.8 million people by 2030 and 6.5 million by 2040.
Our organic growth continues to be primarily influenced by the comparatively lower cost of housing in the City of Maricopa relative to other areas within the Phoenix MSA. As of March 2026, the median home sales price in the City of Maricopa was 26% lower than in the City of Phoenix. In addition, preparation work for the construction on the State Route 347 Improvement Project started in April 2026, with construction expected to commence this summer and completion scheduled for 2029. The project represents a transformative investment in regional infrastructure that we believe will enhance safety, improve mobility and support the continued growth of the City of Maricopa and surrounding areas.
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
The 2026 and 2027 residential permit forecasts, published by Arizona State University - W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus Panel in January 2026, are presented in the table below:

	2026	2027
Phoenix MSA Consensus
Single family permits	23,671	24,353
Multi-family permits	9,225	8,872
Single family and multi-family housing equivalent permits issued are presented in the table below:

	Three Months Ended March 31,		Change
	2026	2025	#	%
Single family permits
City of Maricopa	157	188	(31)	(16)%
Phoenix MSA	5,204	6,408	(1,204)	(19)%
Multi-family housing equivalent permits
City of Maricopa	215	204	11	5%
While new permit activity has slowed, growth in the Phoenix MSA, particularly in the City of Maricopa, is reflected in the Company’s 2.6% year-over-year organic increase in active connections. Management believes, despite fluctuations in permit projections, we remain well-positioned to benefit from the anticipated long-term growth of the Phoenix MSA.

Factors Affecting our Results of Operations
Our financial condition and results of operations are influenced by a variety of industry-wide factors, including but not limited to:
•population and community growth;
•economic and environmental utility regulation;
•the need for infrastructure investment;
•production and treatment costs;
•weather and seasonality; and
•adequate water supply.
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
We continue to monitor the impact of business and macroeconomic conditions, including inflationary pressures, changes in tariff policy and changes resulting from geopolitical conflicts, such as the ongoing military conflict in the Middle East, on our business and operations. While these conditions did not have a material effect on our business operations, results of operations, cash flows and financial position for the three months ended March 31, 2026, we are unable to predict the ultimate extent to which our business operations, results of operations, cash flows, and financial position could be impacted.
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenue and variable expenses in a corresponding manner. As of March 31, 2026, active service connections increased 3,722, or 5.7%, to 68,885 compared to 65,163 active service connections as of March 31, 2025, primarily due to organic growth in our service areas and the acquisition of seven water systems from the City of Tucson in July 2025. Approximately 87.3% of the 68,885 active service connections are serviced by our GW-Santa Cruz and GW-Palo Verde utilities as of March 31, 2026.
The graph below presents the historical change in active connections for our ongoing operations over the past five years.

Total Active Connections
70,000
65,000
60,000
55,000
50,000
45,000
50,162
53,882
55,012
56,270
59,809
61,791
62,451
64,520
65,163
68,577
68,885
Mar-21
Dec-21
Mar-22
Dec-22
Mar-23
Dec-23
Mar-24
Dec-24
Mar-25
Dec-25
Mar-26

Recent Acquisition Activity
Acquisition of Water Systems from City of Tucson
On July 8, 2025, the Company’s GW-Ocotillo subsidiary completed the previously announced acquisition of seven water systems from Tucson Water, the City of Tucson’s water utility, in an all-cash transaction for an amended purchase price of approximately $8.1 million. The systems served approximately 2,200 water service connections in and around Pima County with a rate base of approximately $7.7 million at the time of acquisition. The Company adopted Tucson Water’s rates for the acquired water systems, including a previously approved 5.0% rate increase scheduled for July 2026. Following the acquisition, the total number of Global Water customers in Pima County exceeded 7,200. The Company expects the acquired water systems to generate approximately $1.5 million in revenue annually. The Company will integrate the acquired water systems using the same proven approach to consolidation and effective water management implemented in its other acquisitions in Pima County. The Company plans to update the acquired water systems over time with the installation of upgraded AMI, which will include smart meters that enable wireless usage metering, similar to the technology that Global Water has deployed for approximately 90% of its active customers.
Economic and Environmental Utility Regulation
We are subject to extensive regulation of our rates by the ACC, which is charged with establishing rates based on the provision of reliable service at a reasonable cost while also providing an opportunity to earn a fair rate of return on rate base for investors in the state’s utilities. The ACC uses a historical test year to evaluate whether the plant in service is used and useful, to assess whether costs were prudently incurred, and to set “just and reasonable” rates. Rate base is typically the depreciated original cost of the plant in service (net of CIAC and AIAC, which are funds or property provided to a utility under the terms of a main extension agreement, the value of which may be refundable), that has been determined to have been “prudently invested” and “used and useful”, although the reconstruction cost of the utility plant may also be considered in determining the rate base. The ACC also decides on an applicable capital structure based on actual or hypothetical analyses. The ACC determines a “rate of return” on that rate base, which includes the approved capital structure and the actual cost of debt and a fair and reasonable cost of equity based on the ACC’s judgment. The overall revenue requirement for rate making purposes is established by multiplying the rate of return by the rate base and adding reasonably incurred operating expenses for the test year, depreciation, taxes, and any applicable pro forma adjustments.
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
We are required to file rate cases with the ACC to obtain approval for a change in the rates we charge to customers. Rate cases and other rate-related proceedings can take a year or more to complete. As a result, there is frequently a delay, or regulatory lag, between the time of a capital investment or incurrence of an operating expense increase and when those costs are reflected in rates. We generally expect to file for rate increases every three to five years, in line with common industry practice. Refer to “— Rate Regulation Updates” below and Note 3 — “Regulatory Matters” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional information.
Additionally, our water and wastewater utility operations are subject to extensive regulation by U.S. federal, state, and local regulatory agencies that enforce environmental, health, and safety requirements, which affect all of our regulated subsidiaries. Environmental, health and safety, and water quality regulations are complex, change frequently, and have tended to become more stringent over time. Although it is difficult to project the ultimate costs of complying with pending or future requirements, we do not expect requirements under current regulations to have a material impact on our operations or financial condition, though it is possible new methods of treating drinking water may be required if additional regulations become effective in the future. See “Business—Regulation”, included in Part I, Item 1 of the 2025 Form 10-K for additional information.

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
We have an established capital improvement plan to make targeted capital investments to repair and replace existing infrastructure as needed, address operating redundancy requirements and expand our infrastructure in areas where growth is occurring. Refer to “— Liquidity and Capital Resources” below for additional information.
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
The limited geographic diversity of our service areas makes the results of our operations more sensitive to the effect of extreme weather patterns. The second and third quarters of the year are generally those in which water service revenue and wastewater service revenue are highest. For additional information and risks associated with weather and seasonality, refer to “Risk Factors—Business and Operational Factors—Our utilities business is subject to seasonal fluctuations and other weather-related conditions, such as droughts, which could adversely affect the supply of and demand for our service and our results of operations,” and “Risk Factors—Business and Operational Factors—Climate variability may cause increased volatility in weather and may impact water usage and related revenue or require additional expenditures, all of which may not be fully recoverable in rates or otherwise,” included in Part I, Item 1A of the 2025 Form 10-K.
Adequate Water Supply
In many areas of Arizona (including certain areas that we service), water supplies are limited and, in some cases, current usage rates exceed sustainable levels for certain water resources. We currently rely predominantly on the pumping of groundwater and the generation and delivery of recycled water for non-potable uses to meet future demands in our service areas. At present, groundwater (and recycled water derived from groundwater) is the primary water supply available to us. In addition, regulatory restrictions on the use of groundwater and the development of groundwater wells, lack of available water rights, drought, overuse of local or regional sources of water, protection of threatened species or habitats, or other factors, including climate change, may limit the availability of ground or surface water. In particular, water resource constraints exist in certain areas within Pinal County near and around the City of Maricopa. We have obtained a DAWS in the Maricopa/Casa Grande region (GW-Santa Cruz) for two distinct service areas for approximately 22,900 acre-feet of water use in total. We have significant unused DAWS capacity in the larger service area in the north, including the incorporated City of Maricopa. In a smaller service area southwest of the City of Maricopa within Pinal County, the DAWS coverage is limited and more constrained by state law and groundwater regulations, which may impact developers’ ability to obtain final plat approval if the DAWS is not expanded. While we believe we have sufficient capacity for many years to support connection growth in this area, it is the increase in land entitlement that may exceed the allocation of the smaller service area within the DAWS, which in turn may limit future plat approvals. We are working with our development partners and others to develop long-term solutions for this area. Regardless, considering the existing capacity in the DAWS, we believe that we have an adequate supply of water to service our current demand and growth for the foreseeable future in our service areas. For additional information and risks associated with the access to and quality of water supply, see “Risk Factors—Business and Operational Factors—Inadequate water supplies and wastewater capacity could have a material adverse effect upon our ability to achieve the customer growth necessary to increase our revenue,” included in Part I, Item 1A of the 2025 Form 10-K.
Ag-to-Urban
In January 2026, a developer in GW-Santa Cruz’s service area filed their initial application with the ADWR under the new Ag-to-Urban program for the conversion of agricultural land to urban development that allows for the creation of Groundwater Savings Credits (“GSCs”). GW-Santa Cruz is in the process of preparing an application to modify its DAWS to incorporate these GSCs, along with additional recycled water, and is planning to file the application with the ADWR in the second quarter of 2026. The Company anticipates a decision on the application will take approximately 12 to 18 months. If the DAWS modification application is approved, the Company believes this will expand GW-Santa Cruz’s water resource portfolio and provide increased water resource security in addition to providing water for growth in the utility’s service area. There can be no assurance that the ADWR will approve the modification application or on the timing of a decision by the ADWR.
Ocotillo DAWS Application
On March 27, 2026, the Company’s GW-Ocotillo utility filed a DAWS application with the ADWR to secure water supplies and provide water resource security in its service area. The Company anticipates a final decision from the ADWR in the fourth quarter of 2027.
Rate Regulation Updates
Santa Cruz/Palo Verde Rate Cases
On March 5, 2025, GW-Santa Cruz and GW-Palo Verde each filed a general rate case application and related schedules with the ACC for, among other things, increased water and wastewater rates, respectively, based on a test year ended December 31, 2024, with updates for post-test year plant. On October 1, 2025, the ACC Utilities Division (“ACC Staff”) and RUCO filed their respective initial written testimonies with the ACC in the rate cases, with subsequent rebuttal, surrebuttal and rejoinder testimonies having been filed by the parties.
On April 28, 2026, GW-Santa Cruz, GW-Palo Verde, RUCO, and ACC Staff filed with the ACC a settlement agreement (the “Settlement Agreement”) detailing the terms upon which the parties have agreed to bifurcate and settle the rate cases. Pursuant to the Settlement Agreement, the parties have agreed to, among other things:
•an increase in GW-Santa Cruz’s annual revenue requirement of approximately $2.3 million with a capital structure of 55% common equity/45% debt and a return on equity of 9.6%;
•a requested effective date of the new rates for GW-Santa Cruz of November 1, 2026; and
•the withdrawal of the GW-Palo Verde rate case, with an agreement that GW-Palo Verde will refile its rate application in 2027 using a 2026 test year without seeking formula rates.
Additionally, in consideration of the Settlement Agreement, GW-Palo Verde has agreed to seek an amendment to Decision No. 79424 (July 18, 2024) issued by the ACC to increase the amount of the temporary bill credit for customers related to the Company’s Southwest Plant. The Settlement Agreement provides that the increase to the temporary bill credit will coincide with new rates described above for GW-Santa Cruz going into effect and is expected to reduce revenue by approximately $0.4 million annually. The parties have also agreed that the final resolution relating to this bill credit will be addressed in GW-Palo Verde’s 2027 rate case.
The parties expect testimony supporting the settlement to be filed by May 22, 2026, followed by hearings before the ALJ beginning August 3, 2026. The Settlement Agreement remains subject to the approval of the ACC, and there can be no assurance that the ACC will approve the Settlement Agreement in the form filed or otherwise modify provisions contained therein.
See “Risk Factors—Legal, Regulatory, and Legislative Factors—We are subject to the jurisdiction and regulations of the ACC, the primary utility regulator in Arizona, and our financial condition depends upon our ability to recover costs in a timely manner from customers through regulated rates,” included in Part I, Item 1A of the 2025 Form 10-K for additional information.

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
(4)Rates are being phased-in over three periods. 50% of the increase was effective on May 1, 2025, with another 25% effective on November 1, 2025. The final 25% increase was phased in on May 1, 2026.
(5)In March 2025, GW-Santa Cruz and GW-Palo Verde each filed a general rate case application and related schedules with the ACC based on a test year ended December 31, 2024, with updates for post-test year plant. On April 28, 2026, the Settlement Agreement pertaining to the rate cases was filed with the ACC with hearings scheduled to begin in August 2026. Refer to “—Rate Regulation Updates—Santa Cruz/Palo Verde Rate Cases” above for additional information.
Refer to Note 3 — “Regulatory Matters” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional information.
Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025
The Company is not organized around a specific product or service, geographic region, or regulatory environment. Refer to Note 15 — “Business Segment Information” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional segment information.
Financial data is summarized in the following tables.

	Three Months Ended		Favorable (Unfavorable)
	March 31,		2026 vs. 2025
(in thousands, except per share amounts)	2026	2025	$	%
Revenue	$13,286	$12,457	$829	6.7%
Operating expenses	12,897	11,202	(1,695)	(15.1)%
Operating income	389	1,255	(866)	(69.0)%
Total other expense	(860)	(481)	(379)	(78.8)%
Income (loss) before income taxes	(471)	774	(1,245)	(160.9)%
Income tax benefit (expense)	105	(183)	288	157.4%
Net income (loss)	$(366)	$591	$(957)	(161.9)%

Basic earnings (loss) per common share	$(0.01)	$0.02	$(0.03)	(150.0)%
Diluted earnings (loss) per common share	$(0.01)	$0.02	$(0.03)	(150.0)%

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

	Three Months Ended		Favorable (Unfavorable)
	March 31,		2026 vs. 2025
(in thousands)	2026	2025		%
Water service
Basic charge	$3,890	$3,508	$382	10.9%
Consumption	2,529	2,346	183	7.8%
Other	187	126	61	48.3%
Total water service	6,606	5,980	626	10.5%
Wastewater and recycled water service
Basic	6,472	6,205	267	4.3%
Consumption	120	193	(73)	(37.8)%
Other	88	79	9	11.2%
Total wastewater and recycled water service	6,680	6,477	203	3.1%
Total revenue	$13,286	$12,457	$829	6.7%

Active water connections	39,007	36,130	2,877	8.0%
Active wastewater connections	29,878	29,033	845	2.9%
Total active connections	68,885	65,163	3,722	5.7%

Consumption (in million gallons)
Water service	902	836	66	7.9%
Recycled water	70	110	(40)	(36.0)%
The increase in revenue for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily attributable to:
•Organic growth in active water and wastewater connections.
•Growth from the acquisition of the seven water systems from the City of Tucson in July 2025.
•Increased water consumption, predominantly driven by growth in active connections and higher usage largely as a result of unseasonably warm and dry weather during the quarter.
•Higher rates for GW-Farmers resulting from the GW-Farmers general rate case, effective May 1, 2025 and November 1, 2025.

Operating Expenses

	Three Months Ended		Favorable (Unfavorable)
	March 31,		2026 vs. 2025
(in thousands)	2026	2025	$	%
Personnel costs - operations and maintenance	$1,483	$1,340	$(143)	(10.7)%
Utilities, chemicals and repairs	1,172	1,032	(140)	(13.6)%
Other operations and maintenance expenses	1,529	1,315	(214)	(16.3)%
Total operations and maintenance expense	4,184	3,687	(497)	(13.5)%
Personnel costs - general and administrative	2,357	2,195	(162)	(7.4)%
Professional fees	389	467	78	16.7%
Other general and administrative expenses	1,706	1,525	(181)	(11.9)%
Total general and administrative expense	4,452	4,187	(265)	(6.3)%
Depreciation, amortization and accretion	4,261	3,328	(933)	(28.0)%
Total operating expenses	$12,897	$11,202	$(1,695)	(15.1)%
Operations and Maintenance
Operations and maintenance expenses primarily consist of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax.
•Higher personnel costs were primarily attributable to rising medical costs.
•Higher utilities, chemicals and repairs were primarily the result of increased purchased power driven by increased water consumption and additional processing equipment in operation as a result of our 2025 capital improvement plan.
•The increase in other operations and maintenance expenses was primarily driven by expenses for wastewater disposal related to the start-up of two new wastewater reclamation facilities.
General and Administrative
General and administrative expenses primarily consist of the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees.
•Higher personnel costs were primarily attributable to rising medical costs.
•The increase in other general and administrative expenses was primarily attributable to:
◦Increased contract service costs primarily associated with additional licensing fees.
◦Increased rent expense related to the renewal of our corporate office lease in August 2025.
◦Higher general liability insurance costs.
Depreciation, Amortization and Accretion - The increase for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was substantially attributable to a 20.1% increase in depreciable fixed assets as a result of our 2025 capital improvement plan, which resulted in a significant number of assets placed in service in the fourth quarter of 2025. In addition, amortization of intangible assets associated with ICFA payments received increased in the first quarter of 2026.
Total Other Expense –The increase in total other expense for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was substantially attributable to:
•An increase in interest expense of $0.2 million primarily due to a new term loan entered into in December 2025 to support our 2025 capital improvement plan.
•A decrease in interest income of $0.1 million as a result of carrying lower average cash balances.
•A decrease in income associated with Buckeye growth premiums of $0.1 million that resulted from fewer new meter connections in the area. Refer to Note 16 — “Other, Net” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional information regarding the Buckeye growth premiums.

Income Tax Benefit (Expense) – The change from income tax expense for the three months ended March 31, 2025 to an income tax benefit for the three months ended March 31, 2026 was primarily driven by the shift from pre-tax income in the prior year period to a pre-tax loss in the current year period.
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
WIFA Grant and Note
On April 30, 2024, the Company’s Global Water - Rincon Water Company, Inc. utility (now part of GW-Saguaro) entered into a loan agreement with WIFA for a note with a principal amount of $2.4 million (the “WIFA Note”) to improve the utility’s infrastructure, including enhancements to the fluoride treatment system and other projects, of which $0.7 million is forgivable. The WIFA Note is due on April 1, 2044 and bears an interest rate of 4.911%. Funding occurs through one or more draw requests submitted by the Company and the subsequent disbursement of principal by WIFA. The Company received the final disbursements in May 2025. As of March 31, 2026, the outstanding balance of the WIFA Note was $1.6 million. In connection with the underlying assets being placed in service, the forgivable portion of the loan was recognized as CIAC in June 2025.
Revolver
The Company maintains a revolving credit facility with Northern Trust pursuant to a loan agreement entered into between the parties (as amended, the “Northern Trust Loan Agreement”) that provides for a $20 million maximum borrowing capacity. On April 30, 2026, the Company and Northern Trust entered into a seventh amendment to the Northern Trust Loan Agreement to, among other things, extend the scheduled maturity date from May 18, 2027 to May 18, 2028. Pursuant to the Northern Trust Loan Agreement, the amounts outstanding bear interest, payable monthly, at a rate equal to the SOFR plus 2.10%. Additionally, the Company pays a quarterly facility fee equal to 0.35% of the average daily unused amount of the Revolver. As of March 31, 2026, the Company had $1.0 million of outstanding borrowings under the Revolver.
Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%. The Series A notes (the “Series A Notes”) carry a principal balance of $28.8 million and bear an interest rate of 4.38%, payable semi-annually on June 15 and December 15 of each year, over a twelve-year term, with the principal payment due on June 15, 2028. The Series B notes (the “Series B Notes”) carry a principal balance of $69.0 million and bear an interest rate of 4.58%, payable semi-annually on June 15 and December 15 of each year, over a 20-year term, with the final principal balance due on June 15, 2036. The Series B Notes were interest only for the first five years, with $1.9 million principal payments paid semi-annually thereafter beginning December 2021.
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
Term Loan
On December 10, 2025, the Company entered into a credit agreement with, and issued a related promissory note to, CoBank, ACB, a federally-chartered instrumentality of the United States. Under the terms of the credit agreement and promissory note, the Company was provided term loan borrowings with an aggregate principal amount of $15 million (the “Term Loan”). The Term Loan bears interest at a fixed rate of 5.49% per annum, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2026, with the principal payment due on December 10, 2035, the scheduled maturity date. As of March 31, 2026, the Term Loan carried a principal balance of $15.0 million.
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
As of March 31, 2026, the Company has no notable near-term cash expenditures, other than for its capital improvement plan, declared dividends and the principal payments for its Series B Notes in the amount of $1.9 million due in both June 2026 and December 2026. While specific facts and circumstances could change, the Company believes that with the cash on hand and the ability to draw on its $20.0 million Revolver, it will be able to generate sufficient cash flows to meet its operating cash flow requirements and capital maintenance needs, whilst remaining in compliance with its financial debt covenants for the next twelve months and beyond. In addition, the Company may choose to raise additional funds from time to time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures and/or strategic acquisitions for the next twelve months and beyond. However, there are currently no commitments in place for future financing, and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our shareholders.
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
For the three months ended March 31, 2026, net cash provided by operating activities totaled $4.5 million compared to $7.5 million for the three months ended March 31, 2025. The change in cash from operating activities was primarily driven by the decrease in net income year over year and changes in working capital resulting from lower current liability balances and an

ICFA related payment received during the three months ended March 31, 2025 that did not recur during the same period in 2026.
Cash from Investing Activities
The net cash used in investing activities totaled $6.3 million for the three months ended March 31, 2026 compared to $15.2 million for the three months ended March 31, 2025. The $8.9 million decrease in cash used in investing activities was the result of a planned decrease in capital expenditures in 2026 compared to 2025 under the Company’s capital improvement plan.
The Company continues to invest capital prudently in existing, core service areas where the Company is able to deploy the Total Water Management model as this includes any required maintenance capital expenditures and the construction of new water and wastewater treatment and delivery facilities. The timing and magnitude of projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors. As a result, the Company may adjust capital expenditures to correspond with any substantial changes in demand for new development in its service areas.
Cash from Financing Activities
The net cash used in financing activities totaled $0.2 million for the three months ended March 31, 2026, a $30.0 million decrease, as compared to $29.8 million in cash provided by financing activities for the three months ended March 31, 2025. This decrease was primarily driven by the $31.0 million of aggregate proceeds from the issuances of common stock sold in the Company’s public offering, net of issuance costs, during the three months ended March 31, 2025, partially offset by an increase of $0.5 million in net AIAC advances and an increase in net Revolver borrowings of $1.0 million during the three months ended March 31, 2026.
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
Debt Covenants
The Company’s Senior Secured Notes, Term Loan and Revolver (collectively, the “debt instruments”) require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. The debt instruments also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. Further, the foregoing covenants are subject to various qualifications and limitations as set forth in each of the debt instruments’ respective agreements. The debt instruments are subject to certain customary events of default after which they could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. As of March 31, 2026, the Company was in compliance with its financial debt covenants under the debt instruments.
Contractual Obligations and Off-Balance Sheet Arrangements
A summary of contractual obligations is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” of our 2025 Form 10-K. There have been no material changes in our reported contractual obligations from those disclosed in our 2025 Form 10-K.
As of March 31, 2026, the Company did not have any off-balance sheet arrangements.
Critical Accounting Estimates
A summary of our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our 2025 Form 10-K. There were no material changes made as of March 31, 2026.
ITEM 3. Qualitative and Quantitative Disclosures About Market Risk
Not applicable

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no material change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the ordinary course of business, the Company may, from time to time, be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. To our knowledge, the Company is not involved in any legal proceeding which is expected to have a material effect on the Company.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in Part I, Item 1A of the 2025 Form 10-K. There have been no material changes to such risk factors.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
No unregistered securities were sold during the three months ended March 31, 2026.
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock the Company made during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2026	—	$—	—	$—
February 1 to February 28, 2026	—	—	—	—
March 1 to March 31, 2026	892	7.50	—	—
Total	892		—	$—

(1) Represents shares withheld from employees or board members to satisfy certain tax obligations due in connection with the vesting of restricted stock awards granted under the Global Water Resources, Inc. 2020 Omnibus Incentive Plan. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting date.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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
10.1
Settlement Agreement, dated April 28, 2026, by and among Global Water – Santa Cruz Water Company, Inc., Global Water – Palo Verde Utilities Company, Inc., Residential Utility Consumer Office, and Arizona Corporation Commission Utilities Division
Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2026.
10.2	Seventh Modification Agreement, dated April 30, 2026, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2026.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Water Resources, Inc.

Date:	May 13, 2026	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)