Form 10-Q
period 2026-06-30
Global Water Resources, Inc.
filed 2026-08-13
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 7, 2026, the registrant had 28,795,352 shares of common stock, $0.01 par value per share, outstanding.

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

The Company’s Utilities
GW-Santa Cruz	Global Water - Santa Cruz Water Company, Inc.
GW-Palo Verde	Global Water - Palo Verde Utilities Company, Inc.
GW-Farmers	Global Water - Farmers Water Company, Inc.
GW-Hassayampa	Global Water - Hassayampa Utilities Company, Inc.
GW-Belmont	Global Water - Belmont Water Company, Inc.
GW-Turner	Global Water - Turner Ranches Irrigation, Inc.
GW-Saguaro	Global Water - Saguaro District Water Company, Inc.
GW-Ocotillo	Global Water - Ocotillo Water Company, Inc.
Abbreviations and Other
ACC	Arizona Corporation Commission
ADWR	Arizona Department of Water Resources
AFUDC	Allowance for funds utilized during construction
Ag-to-Urban	The June 2025 Arizona Senate Bill 1611, known as the Arizona Assured Water Supply “Ag-to-Urban” program
AIAC	Advances in Aid of Construction
ALJ	Administrative Law Judge
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CIAC	Contributions in Aid of Construction
CODM	Chief operating decision maker
Company (we, us, our, GWRI)	Global Water Resources, Inc.
CP Water	Global Water - CP Water Company, Inc.
DAWS	Designation of Assured Water Supply
EPS	Earnings per share
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
HUF	Hook-up fee
ICFA	Infrastructure coordination and financing agreement
IT	Information technology
Northern Trust	The Northern Trust Company, an Illinois banking corporation
Revolver	Revolving credit facility with Northern Trust
RSA	Restricted stock award
RSU	Restricted stock unit
RUCO	The Residential Utility Consumer Office, an office representing the interests of residential utility ratepayers
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Sonoran	Sonoran Utility Services, Inc.
Southwest Plant	All GW-Palo Verde wastewater and GW-Santa Cruz water infrastructure located in Pinal County, southwest of the City of Maricopa (e.g. mains, tanks, water reclamation facility, wells, etc.)
WIFA	Water Infrastructure Finance Authority of Arizona

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share amounts)	June 30, 2026	December 31, 2025
Assets
Utility Plant	$623,595	$610,766
Less: accumulated depreciation	(177,826)	(168,915)
Net utility plant	445,769	441,851
Current Assets
Cash and cash equivalents	1,458	4,080
Accounts receivable, net of allowance for credit losses of $235 and $244, respectively	3,746	3,746
Unbilled revenue	4,128	3,409
Prepaid expenses and other current assets	2,444	3,388
Total current assets	11,776	14,623
Other Assets
Goodwill	6,512	6,512
Intangible assets, net	5,938	6,062
Regulatory assets	7,022	7,003
Restricted cash	3,419	2,755
Right-of-use assets, net	3,601	3,990
Other noncurrent assets	117	117
Total other assets	26,609	26,439
Total Assets	$484,154	$482,913
Capitalization and Liabilities
Capitalization
Common stock, $0.01 par value, 60,000,000 shares authorized; 29,170,113 and 29,116,183 shares issued, respectively	$286	$285
Treasury stock, 374,761 and 359,329 shares, respectively	(2)	(2)
Additional paid-in capital	85,328	87,294
Retained deficit	(768)	(961)
Total shareholders’ equity	84,844	86,616
Long-term debt, net	127,828	129,756
Total Capitalization	212,672	216,372
Current Liabilities
Accounts payable	1,042	2,251
Customer and meter deposits	1,707	1,725
Long-term debt, current portion	3,947	3,942
Leases, current portion	638	850
Accrued expenses and other current liabilities	9,892	10,457
Total current liabilities	17,226	19,225
Other Liabilities
Revolver borrowings	5,800	—
Long-term lease liabilities	3,528	3,741
Deferred revenue - ICFA	21,919	22,772
Regulatory liabilities	5,178	5,214
Advances in aid of construction	155,659	155,414
Contributions in aid of construction, net	39,931	37,857
Deferred income tax liabilities, net	9,768	9,699
Hook-up fee liabilities	8,218	8,410
Other noncurrent liabilities	4,255	4,209
Total other liabilities	254,256	247,316
Commitments and contingencies (Refer to Note 14)
Total Capitalization and Liabilities	$484,154	$482,913
See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenue
Water service	$8,404	$7,368	$15,010	$13,348
Wastewater and recycled water service	7,252	6,873	13,932	13,350
Unregulated revenue	2,111	—	2,111	—
Total revenue	17,767	14,241	31,053	26,698
Operating Expenses
Operations and maintenance	4,556	3,917	8,739	7,604
General and administrative	4,304	4,387	8,757	8,574
Depreciation, amortization and accretion	4,401	3,317	8,662	6,645
Total operating expenses	13,261	11,621	26,158	22,823
Operating Income	4,506	2,620	4,895	3,875
Other Income (Expense)
Interest income	46	216	85	315
Interest expense	(1,690)	(1,496)	(3,340)	(2,974)
Other, net	862	889	1,613	1,787
Total other expense	(782)	(391)	(1,642)	(872)
Income Before Income Taxes	3,724	2,229	3,253	3,003
Income tax expense	(977)	(617)	(872)	(800)
Net Income	$2,747	$1,612	$2,381	$2,203

Basic earnings per common share	$0.10	$0.06	$0.08	$0.08
Diluted earnings per common share	$0.10	$0.06	$0.08	$0.08
Dividends declared per common share	$0.08	$0.08	$0.15	$0.15

Weighted average number of common shares used in the determination of:
Basic	28,781,145	27,463,169	28,769,816	25,925,155
Diluted	28,809,269	27,504,578	28,804,360	25,986,878
 See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

(in thousands, except share and per share amounts)	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Additional Paid-in Capital	Retained Deficit	Total Equity
Balance as of December 31, 2025	29,116,183	$285	(359,329)	$(2)	$87,294	$(961)	$86,616
Dividend declared $0.08 per share	—	—	—	—	(2,186)	—	(2,186)
Share-based compensation	7,672	1	(892)	—	169	—	170
Net Loss	—	—	—	—	—	(366)	(366)
Balance as of March 31, 2026	29,123,855	286	(360,221)	(2)	85,277	(1,327)	84,234
Dividend declared $0.08 per share	—	—	—	—	—	(2,188)	(2,188)
Share-based compensation	46,258	—	(14,540)	—	51	—	51
Net Income	—	—	—	—	—	2,747	2,747
Balance as of June 30, 2026	29,170,113	$286	(374,761)	$(2)	$85,328	$(768)	$84,844

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of December 31, 2024	24,570,994	$240	(344,978)	$(2)	$47,366	$—	$47,604
Dividend declared $0.08 per share	—	—	—	—	(1,332)	(591)	(1,923)
Issuance of common stock, net	3,220,000	32	—	—	30,751	—	30,783
Share-based compensation	5,905	—	(943)	—	161	—	161
Net income	—	—	—	—	—	591	591
Balance as of March 31, 2025	27,796,899	272	(345,921)	(2)	76,946	—	77,216
Dividend declared $0.08 per share	—	—	—	—	(475)	(1,612)	(2,087)
Issuance of common stock, net	—	—	—	—	(1)	—	(1)
Share-based compensation	33,646	1	(11,347)	—	(1)	—	—
Net income	—	—	—	—	—	1,612	1,612
Balance as of June 30, 2025	27,830,545	$273	(357,268)	$(2)	$76,469	$—	$76,740
 See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income	$2,381	$2,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	8,662	6,645
Share-based compensation	412	280
Deferred income tax expense	99	53
AFUDC-Equity	(518)	(556)
Unregulated revenue	(2,111)	—
Operating lease expense	165	207
Other adjustments	247	103
Changes in assets and liabilities
Accounts receivable and other current assets	173	(1,238)
Accounts payable and other current liabilities	(704)	(261)
Other noncurrent assets	128	(77)
Other noncurrent liabilities	221	1,468
Net cash provided by operating activities	9,155	8,827
Cash Flows from Investing Activities:
Capital expenditures	(12,915)	(35,395)
Net cash used in investing activities	(12,915)	(35,395)
Cash Flows from Financing Activities:
Dividends paid	(4,374)	(3,928)
Advances and contributions in aid of construction	2,909	3,007
Refunds of advances for construction	(213)	—
Principal payments under finance lease	(230)	—
Repayments of long-term debt	(1,971)	(1,965)
Revolver borrowings	10,050	—
Revolver repayments	(4,250)	—
Issuance of common stock, net of issuance costs	—	31,042
Financing costs of debt and equity transactions	—	(259)
Other financing activities	(119)	(109)
Net cash provided by financing activities	1,802	27,788
Increase (Decrease) in cash, cash equivalents, and restricted cash	(1,958)	1,220
Cash, cash equivalents, and restricted cash — Beginning of period	6,835	11,156
Cash, cash equivalents, and restricted cash — End of period	$4,877	$12,376
 See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)
Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash and cash equivalents	$1,458	$10,220
Restricted cash	3,419	2,156
Total cash, cash equivalents, and restricted cash	$4,877	$12,376

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Basis of Presentation and Principles of Consolidation
The Company’s Condensed Consolidated Financial Statements (unaudited) and related disclosures as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the Company’s opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which improves and clarifies the guidance regarding when disclosures should be provided in interim reporting periods. This standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impacts this amendment will have on its interim disclosures, as well as the timing of adoption.
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

2. Acquisitions
Acquisition of Water Systems from City of Tucson
On July 8, 2025, the Company’s GW-Ocotillo subsidiary completed the previously announced acquisition of seven water systems from Tucson Water, the City of Tucson’s water utility, in an all-cash transaction for an amended purchase price of approximately $8.1 million. The systems served approximately 2,200 water service connections in Pima County with a rate base of approximately $7.7 million at the time of acquisition.
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
On April 28, 2026, the parties entered into a settlement agreement (the “Settlement Agreement”) to bifurcate the two rate cases pursuant to which, among other things: (i) the GW-Santa Cruz rate case has settled; (ii) GW-Palo Verde will withdraw its rate case application with the intent of refiling its rate case in 2027 using a 2026 test year; and (iii) GW-Palo Verde will seek authorization to increase the temporary bill credit for customers related to the Company’s Southwest Plant that was originally approved in connection with Decision No. 79424 issued by the ACC. The proposed increase in the temporary bill credit is expected to reduce revenue by an additional $0.4 million annually with the parties agreeing that the final resolution relating to this bill credit will be addressed in GW-Palo Verde’s 2027 rate review.
In addition, under the terms of the Settlement Agreement, the parties have agreed to, among other things: (i) an increase in GW-Santa Cruz’s annual revenue requirement of approximately $2.3 million; (ii) a requested effective date of the new rates for GW-Santa Cruz of November 1, 2026; and (iii) $3.4 million of utility plant for GW-Santa Cruz would be classified as plant held for future use for ratemaking purposes. The settlement preserves the Company’s ability to seek inclusion of these assets in rate base in a future rate review, subject to ACC review and approval. The Company has also agreed to miscellaneous adjustments that would result in disallowances of approximately $0.1 million.
On July 9, 2026, GW-Palo Verde filed a motion to withdraw its rate application in accordance with the Settlement Agreement. On July 29, 2026, the ALJ issued a procedural order granting the motion to withdraw the GW-Palo Verde rate application. Hearings concluded on August 3, 2026, and the GW-Santa Cruz rate case, along with the Settlement Agreement, is under advisement with the ALJ. The Company expects a decision on the GW-Santa Cruz rate case by the end of 2026. The Settlement Agreement remains subject to the approval of the ACC, and there can be no assurance that the ACC will approve the Settlement Agreement in the form filed or otherwise modify provisions contained therein. Therefore, no adjustments related to this settlement have been reflected in the accompanying Condensed Consolidated Financial Statements (unaudited).
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
Southwest Service Area Wastewater Collection Mains and Recycled Water Mains
In January 2024, the Company discovered that approximately $7.8 million of construction costs for wastewater mains and recycled water mains in the Company’s Southwest service area had been prematurely included as “plant in service” for rate-making purposes in 2007, and were reflected in the calculation of customer rates in Decision No. 71878 (September 15, 2010). Those costs were also included as “plant in service” in Decision No. 74364 (February 26, 2014) and Decision No. 78644 (July 27, 2022). The Company disclosed this circumstance to the ACC on March 1, 2024, and on April 25, 2024, GW-Palo Verde filed an application with the ACC requesting a monthly bill credit for customers that would be in place until the conclusion of the next GW-Palo Verde rate case. The ACC issued Decision No. 79424 on July 18, 2024 approving the bill credit with an effective date of August 1, 2024. The bill credit reduced revenue earned by $0.2 million for both of the three months ended June 30, 2026 and 2025 and $0.3 million for both of the six months ended June 30, 2026 and 2025. For additional information regarding the bill credit, refer to “2025 GW-Santa Cruz and GW-Palo Verde Rate Cases” above.

4. Revenue Recognition
Disaggregated Revenue
Disaggregated revenue from contracts with customers by major source and customer class was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Regulated revenue
Water Service
Residential	$5,446	$4,990	$10,291	$9,377
Irrigation	1,463	1,173	2,206	1,793
Commercial	604	412	1,084	795
Multi-family	157	111	291	192
Construction	364	424	518	751
Other water revenue	370	258	620	440
Total water revenue	8,404	7,368	15,010	13,348
Wastewater and recycled water service
Residential	6,093	5,928	12,150	11,797
Commercial	313	293	624	580
Multi-family	122	58	226	107
Recycled water revenue	613	505	733	698
Other wastewater revenue	111	89	199	168
Total wastewater and recycled water revenue	7,252	6,873	13,932	13,350
Total regulated revenue	15,656	14,241	28,942	26,698
Unregulated revenue
Total unregulated revenue	2,111	—	2,111	—
Total revenue	$17,767	$14,241	$31,053	$26,698
Contract Balances
The Company’s contract assets and liabilities consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Contract assets
Accounts receivable, net	$3,746	$3,746
Total contract assets	$3,746	$3,746
Contract liabilities
Deferred revenue - ICFA	$21,919	$22,772
Total contract liabilities	$21,919	$22,772
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Billed receivables	$3,981	$3,990
Less: provision for credit losses	(235)	(244)
Accounts receivable, net	$3,746	$3,746

The following table summarizes the allowance for credit loss activity:

(in thousands)	June 30, 2026	December 31, 2025
Beginning of period	$(244)	$(163)
Credit loss expense	(65)	(193)
Write offs	78	123
Recoveries	(4)	(11)
End of period	$(235)	$(244)
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
The following table summarizes the ICFA deferred revenue activity:

(in thousands)	June 30, 2026
Beginning of period	$22,772
Payments allocated to deferred revenue	329
Reclassifications from HUF	929
Revenue recognized	(2,111)
End of period	$21,919
5. Earnings Per Share
Basic EPS in each period of this report was calculated by dividing net income by the weighted-average number of shares during those periods. Diluted EPS includes additional weighted-average common stock equivalents (options and restricted stock awards), if dilutive. In periods of a net loss position, basic and diluted weighted average common shares are the same. A reconciliation of the denominator used in basic and diluted EPS calculations is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Basic weighted average common shares outstanding	28,781	27,463	28,770	25,925
Effect of dilutive securities:
Option grants	—	24	—	35
Restricted stock awards	28	18	34	27
Total dilutive securities	28	42	34	62
Diluted weighted average common shares outstanding	28,809	27,505	28,804	25,987
Anti-dilutive shares excluded from earnings per diluted share	397	130	397	130

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Prepaid expense	$896	$800
Buckeye growth premiums receivable	597	564
Prepaid insurance	346	625
Regulatory assets, current	197	219
Stop loss medical claims	172	340
Prepaid income tax	—	738
Other current assets	236	102
Prepaid expenses and other current assets	$2,444	$3,388
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
The Company had $5.8 million of outstanding borrowings under the Revolver as of June 30, 2026 and no outstanding borrowings as of December 31, 2025.

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Other taxes	$1,613	$1,496
Project liabilities	1,531	1,650
AIAC refunds, current portion	1,500	1,685
Interest	1,264	1,242
Dividend payable	729	728
Customer prepayments	630	781
Medical claims	559	237
Payroll	537	943
License fees	371	349
ACC assessment fee	260	189
Contingent consideration, current portion	104	73
Regulatory Liabilities, current	102	131
Other accrued liabilities	692	953
Total accrued expenses and other current liabilities	$9,892	$10,457
10. Fair Value
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2026				December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent Consideration	$—	$—	$1,899	$1,899	$—	$—	$1,908	$1,908
Total	$—	$—	$1,899	$1,899	$—	$—	$1,908	$1,908
Contingent consideration is included within Other noncurrent liabilities on the Condensed Consolidated Balance Sheets (unaudited). Refer to Note 14 — “Commitments and Contingencies” for additional information about contingent consideration.
Other Fair Value Disclosures for Financial Instruments
Restricted cash on the Condensed Consolidated Balance Sheets (unaudited) consists of HUF funds and certificates of deposit, both of which are valued at amortized cost, which approximates fair value.
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

	June 30, 2026		December 31, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$131,775	$128,097	$133,698	$130,840

11. Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2026 and 2025 applied to year-to-date pretax income, adjusted for tax expense associated with certain discrete items.
The effective tax rates for the three months ended June 30, 2026 and 2025 were 26.2% and 27.7%, respectively. The decrease was primarily the result of ICFA revenue recognized in the current year period, which did not occur in the prior year period.
The effective tax rates were largely consistent for the six months ended June 30, 2026 and 2025, at 26.8% and 26.6%, respectively.
12. Share-based Compensation
Share-based compensation to both employees and non-employees were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Employee - RSA	$96	$109	$215	$213
Employee - RSU	69	83	139	156
Total employee share-based compensation	165	192	354	369
Non-employee - RSA	58	—	115	58
Non-employee - RSU	6	(2)	(57)	(63)
Total non-employee share-based compensation	64	(2)	58	(5)
Total share-based compensation	$229	$190	$412	$364
13. Transactions With Related Parties
The Company provides medical benefits to employees through its participation in a pooled plan sponsored by an affiliate of a significant shareholder and director of the Company. For the three months ended June 30, 2026 and 2025, medical claims expense was $0.7 million and $0.4 million, respectively. For the six months ended June 30, 2026 and 2025, medical claims expense was $1.5 million and $0.9 million, respectively.
Additionally, certain directors and/or their affiliates purchased an aggregate of 1,439,200 shares of common stock at the public offering price in the Company’s public offering of common stock in March 2025. Refer to Note 7 — “Equity,” for additional information.
14. Commitments and Contingencies
Commitments
On February 1, 2023, the Company acquired all of the equity of Farmers Water Co., an operator of a water utility with service area in Pima County, Arizona. Under the terms of the purchase agreement, the Company is obligated to pay the seller a growth premium equal to $1,000 (not in thousands) for each new account established within the specified growth premium areas, up to a maximum total aggregate growth premium of $3.5 million. The obligation period of the growth premium commenced on the closing date of the acquisition and ends (i) ten years after the first new account for residential purposes is established on land that was, at the time of the closing date of the acquisition, undeveloped or unplatted and owned by the seller within the service area; or (ii) ten years after the date of closing if a new account (as previously described) has not been established. As of June 30, 2026, no new account was established on land that was undeveloped or unplatted at the closing date of the acquisition. The fair value of the contingent consideration was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company’s estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate. The estimated fair value of the remaining liability was $1.2 million as of both June 30, 2026 and December 31, 2025 and is included in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets (unaudited).

Within the service area of its GW-Saguaro utility, the Company is required to pay a growth premium equal to $750 (not in thousands) for each new account established within specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date, or twenty years from the acquisition date. As of June 30, 2026, no meters have been installed and no accounts have been established in any of the specified growth premium areas. The fair value of the contingent consideration was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company’s estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate. The fair value of the remaining liability was $0.7 million as of both June 30, 2026 and December 31, 2025 and is included in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets (unaudited).
The Company has previously received certain ICFA advances related to its CP Water utility, which the Company is obligated to repay in the form of specified future ICFA fee reductions when those ICFA fees are due. The liability was $0.9 million as of both June 30, 2026 and December 31, 2025 and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets (unaudited).
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
15. Business Segment Information
As of June 30, 2026, the Company is organized and operated as one operating and reportable segment, as the Company is not organized around specific products and services, geographic regions, or regulatory environments. Further, the Company currently operates solely within the state of Arizona. Operating revenue is substantially derived from regulated water, wastewater, and recycled water service provided to customers based upon tariff rates approved by the ACC. Refer to Note 4 — “Revenue Recognition” for additional information on the Company’s sources of revenue, and refer to the Condensed Consolidated Financial Statements (unaudited) for measures of profit and loss, total assets, and capital expenditures of the Company.
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

The CODM reviews the following significant expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Segment Revenue	$17,767	$14,241	$31,053	$26,698
Segment Expenses
Personnel costs - operations and maintenance	1,538	1,356	3,021	2,696
Utilities, chemicals and repairs	1,388	1,183	2,560	2,215
Other operations and maintenance expenses	1,629	1,378	3,158	2,693
Personnel costs - general and administrative	2,054	2,236	4,411	4,431
Professional fees	355	441	744	908
Other general and administrative expenses	1,896	1,710	3,602	3,235
Depreciation, amortization and accretion	4,401	3,317	8,662	6,645
Other Income (Expense)
Buckeye growth premiums	597	615	1,095	1,233
Other segment income and expenses	(1,379)	(1,006)	(2,737)	(2,105)
Income tax expense	(977)	(617)	(872)	(800)
Net Income	$2,747	$1,612	$2,381	$2,203
Other operations and maintenance and other general and administrative expenses include contract services, business development, board compensation, rent, insurance and taxes other than income taxes. Other segment income expenses include interest income, interest expense, AFUDC, and gains and losses on disposal of assets.
16. Other, Net
Other, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Buckeye growth premiums(1)	$597	$615	$1,095	$1,233
AFUDC-Equity	241	277	518	556
Other	24	(3)	—	(2)
Total Other, net	$862	$889	$1,613	$1,787
(1)The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. An aggregate of $17.2 million in growth premiums have been invoiced or received to date.

17. Supplemental Cash Flow Information
The following is supplemental cash flow information:

	Six Months Ended June 30,
(in thousands)	2026	2025
Supplemental cash flow information:
Cash paid for interest - net of amounts capitalized	$2,814	$2,839
Cash paid for income taxes	—	1,027
Operating cash flows used for finance leases	30	29
Operating cash flows used for operating leases	195	192
Financing cash flows used for finance leases	230	202
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	1,551	5,067
Utility Plant constructed by developers and conveyed	1,171	15,424
HUF transferred to CIAC	1,524	419
Asset retirement obligation additions	26	278

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of Global Water Resources, Inc.’s financial condition and results of operations (“MD&A”) relate to the three and six months ended June 30, 2026 and should be read together with the consolidated financial statements and accompanying notes included in Part I, Item 1 of this report.
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
Business Outlook
We continue to experience organic growth exhibited through our year-over-year organic increase in active connections (i.e., exclusive of acquisition-related growth) of 2.7% as of June 30, 2026. According to the 2025 U.S. Census estimates, the Phoenix metropolitan statistical area (“MSA”) is the 10th largest MSA in the U.S. and had an estimated population of 5.2 million, an increase of 7.9% over the 4.8 million people reported in the 2020 Census. Growth in the Phoenix MSA continues as a result of its excellent weather, large and growing universities, a diverse employment base, and low taxes. The Arizona Office of Economic Opportunity predicts that the Phoenix metropolitan area will have a population of 5.7 million people by 2030 and 6.3 million by 2040. In addition, the Arizona Office of Economic Opportunity also projects statewide employment will increase from approximately 3.5 million jobs in 2024 to approximately 4.0 million jobs in 2034, representing an increase of approximately 0.5 million jobs, or an average annual growth rate of 1.2%, compared with projected annual employment growth of 0.3% for the United States over the same period.
Our organic growth continues to be primarily influenced by the comparatively lower cost of housing in the City of Maricopa relative to other areas within the Phoenix MSA. As of June 2026, the median home sales price in the City of Maricopa was 25% lower than in the City of Phoenix. In addition, construction on the State Route 347 Improvement Project began in June 2026, with completion scheduled for 2029. The project represents a transformative investment in regional infrastructure that we believe will enhance safety, improve mobility and support the continued growth of the City of Maricopa and surrounding areas.
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
The 2026 and 2027 residential permit forecasts, published by Arizona State University - W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus Panel in the second quarter of 2026, are presented in the table below:

	2026	2027
Phoenix MSA Consensus
Single family permits	21,178	22,518
Multi-family permits	8,482	9,031
Single family and multi-family housing equivalent permits issued are presented in the table below:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	#	%	2026	2025	#	%
Single family permits
City of Maricopa	185	175	10	6%	342	363	(21)	(6)%
Phoenix MSA	5,653	5,929	(276)	(5)%	10,857	12,337	(1,480)	(12)%
Multi-family housing equivalent permits
City of Maricopa	—	86	(86)	(100)%	215	290	(75)	(26)%
While new permit activity has slowed, growth in the Phoenix MSA, particularly in the City of Maricopa, is reflected in the Company’s 2.7% year-over-year organic increase in active connections. Management believes, despite fluctuations in permit projections, we remain well-positioned to benefit from the anticipated long-term growth of the Phoenix MSA.

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
We continue to monitor the impact of business and macroeconomic conditions on our business and operations, including those relating to inflationary pressures, changes in tariff policy and geopolitical conflicts, such as the ongoing military conflict in the Middle East. While these conditions did not have a material effect on our business operations, results of operations, cash flows and financial position for the three and six months ended June 30, 2026, we are unable to predict the ultimate extent to which our business operations, results of operations, cash flows, and financial position could be impacted.
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenue and variable expenses in a corresponding manner. As of June 30, 2026, active service connections increased 3,790, or 5.8%, to 69,429 compared to 65,639 active service connections as of June 30, 2025, primarily due to organic growth in our service areas and the acquisition of seven water systems from the City of Tucson in July 2025. Approximately 87.4% of the 69,429 active service connections are serviced by our GW-Santa Cruz and GW-Palo Verde utilities as of June 30, 2026.
The graph below presents the historical change in active connections for our ongoing operations over the past five years.

Total Active Connections
75,000
70,000
65,000
60,000
55,000
50,000
51,314
53,882
55,814
56,270
60,291
61,791
63,256
64,520
65,639
68,577
69,429
Jun-21
Dec-21
Jun-22
Dec-22
Jun-23
Dec-23
Jun-24
Dec-24
Jun-25
Dec-25
Jun-26

Recent Acquisition Activity
Acquisition of Water Systems from City of Tucson
On July 8, 2025, the Company’s GW-Ocotillo subsidiary completed the previously announced acquisition of seven water systems from Tucson Water, the City of Tucson’s water utility, in an all-cash transaction for an amended purchase price of approximately $8.1 million. The systems served approximately 2,200 water service connections in Pima County with a rate base of approximately $7.7 million at the time of acquisition. The Company adopted Tucson Water’s rates for the acquired water systems, including a previously approved 5.0% rate increase that took effect in July 2026. Following the acquisition, the total number of Global Water customers in Pima County exceeded 7,200. The Company expects the acquired water systems to generate approximately $1.5 million in revenue annually. The Company will integrate the acquired water systems using the same proven approach to consolidation and effective water management implemented in its other acquisitions in Pima County. The Company plans to update the acquired water systems over time with the installation of upgraded AMI, which will include smart meters that enable wireless usage metering, similar to the technology that Global Water has deployed for approximately 90% of its active customers.
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
Adequate Water Supply
In many areas of Arizona (including certain areas that we service), water supplies are limited and, in some cases, current usage rates exceed sustainable levels for certain water resources. We currently rely predominantly on the pumping of groundwater and the generation and delivery of recycled water for non-potable uses to meet future demands in our service areas. At present, groundwater (and recycled water derived from groundwater) is the primary water supply available to us. In addition, regulatory restrictions on the use of groundwater and the development of groundwater wells, lack of available water rights, drought, overuse of local or regional sources of water, protection of threatened species or habitats, or other factors, including climate change, may limit the availability of ground or surface water. In particular, water resource constraints exist in certain areas within Pinal County near and around the City of Maricopa. We have obtained a DAWS in the Maricopa/Casa Grande region (GW-Santa Cruz) for two distinct service areas for 22,914 acre-feet of water use in total. We have significant unused DAWS capacity in the larger service area in the north, including the incorporated City of Maricopa. In a smaller service area southwest of the City of Maricopa within Pinal County, the DAWS coverage is limited and more constrained by state law and groundwater regulations, which may impact developers’ ability to obtain final plat approval if the DAWS is not expanded. While we believe we have sufficient capacity for many years to support connection growth in this area, it is the increase in land entitlement that may exceed the allocation of the smaller service area within the DAWS, which in turn may limit future plat approvals. We are working with our development partners and others to develop long-term solutions for this area. Regardless, considering the existing capacity in the DAWS, we believe that we have an adequate supply of water to service our current demand and growth for the foreseeable future in our service areas. For additional information and risks associated with the access to and quality of water supply, see “Risk Factors—Business and Operational Factors—Inadequate water supplies and wastewater capacity could have a material adverse effect upon our ability to achieve the customer growth necessary to increase our revenue,” included in Part I, Item 1A of the 2025 Form 10-K.
Ag-to-Urban and GW-Santa Cruz DAWS Application
In January 2026, a developer in GW-Santa Cruz’s service area filed their initial application with the ADWR under the new Ag-to-Urban program for the conversion of agricultural land to urban development that allows for the creation of Groundwater Savings Credits (“GSCs”). On June 2, 2026, GW-Santa Cruz filed an application with the ADWR to modify its DAWS to incorporate these GSCs, along with additional recycled water, and requested an increase from 22,914 to 27,466 acre-feet per year. If the DAWS modification application is approved, the Company believes this will expand GW-Santa Cruz’s water resource portfolio and provide increased water resource security in addition to providing water for growth in the utility’s service area.
GW-Ocotillo DAWS Application
On March 27, 2026, the Company’s GW-Ocotillo utility filed a DAWS application with the ADWR to secure water supplies and provide water resource security in its service area.
The Company anticipates decisions from the ADWR on both the GW-Santa Cruz and GW-Ocotillo DAWS applications by the fourth quarter of 2027. There can be no assurance that the ADWR will approve the DAWS applications or on the timing of such decisions by the ADWR.
Rate Regulation Updates
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

On July 9, 2026, GW-Palo Verde filed a motion to withdraw its rate application in accordance with the Settlement Agreement. On July 29, 2026, the ALJ issued a procedural order granting the motion to withdraw the GW-Palo Verde rate application. Hearings concluded on August 3, 2026, and the GW-Santa Cruz rate case, along with the Settlement Agreement, is under advisement with the ALJ. The Company expects a decision on the GW-Santa Cruz rate case by the end of 2026. The Settlement Agreement remains subject to the approval of the ACC, and there can be no assurance that the ACC will approve the Settlement Agreement in the form filed or otherwise modify provisions contained therein.
See “Risk Factors—Legal, Regulatory, and Legislative Factors—We are subject to the jurisdiction and regulations of the ACC, the primary utility regulator in Arizona, and our financial condition depends upon our ability to recover costs in a timely manner from customers through regulated rates,” included in Part I, Item 1A of the 2025 Form 10-K for additional information.
The following table describes current rate case actions as applicable for each of our regulated utilities (in millions):

Company	Approved Return on Equity	Approved Incremental Annual Revenue(1) ($)	Filing Date	ACC Decision #	Rates Effective
Approved Rate Cases
GW-Santa Cruz(2)	9.20%	1.2	July 22, 2020	78644	July 1, 2022
GW-Palo Verde(2)	9.20%	0.7	July 22, 2020	78644	July 1, 2022
GW-Belmont(2)	9.20%	0.2	July 22, 2020	78644	July 1, 2022
GW-Turner(2)	9.20%	0.1	July 22, 2020	78644	July 1, 2022
GW-Saguaro(3)	9.60%	0.4	June 27, 2023	79383	July 1, 2024
GW-Farmers(4)	9.60%	1.1	June 27, 2024	80695	May 1, 2025

Pending Rate Cases
GW-Santa Cruz(5)	In process	In process	March 5, 2025	In process	In process
GW-Palo Verde(6)	n/a	n/a	March 5, 2025	n/a	n/a
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
(4)Rates were phased-in over three periods. 50% of the increase was effective on May 1, 2025, with another 25% effective on November 1, 2025. The final 25% increase was phased in on May 1, 2026.
(5)In March 2025, GW-Santa Cruz filed a general rate case application and related schedules with the ACC based on a test year ended December 31, 2024, with updates for post-test year plant. On April 28, 2026, the Settlement Agreement pertaining to the rate case was filed with the ACC. Hearings concluded in August 2026, and the Settlement Agreement is under advisement with the ALJ. Refer to “—Rate Regulation Updates—GW-Santa Cruz and GW-Palo Verde Rate Cases” above for additional information.
(6)In March 2025, GW-Palo Verde filed a general rate case application and related schedules with the ACC based on a test year ended December 31, 2024. On April 28, 2026, the Settlement Agreement pertaining to the rate case was filed with the ACC. On July 9, 2026, GW-Palo Verde filed a motion to withdraw its rate application in accordance with the Settlement Agreement. On July 29, 2026, the ALJ issued a procedural order granting the motion to withdraw the rate application. Refer to “—Rate Regulation Updates—GW-Santa Cruz and GW-Palo Verde Rate Cases” above for additional information.
Refer to Note 3 — “Regulatory Matters” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional information.

Comparison of Results of Operations for the Three Months Ended June 30, 2026 and 2025
The Company is not organized around a specific product or service, geographic region, or regulatory environment. Refer to Note 15 — “Business Segment Information” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional segment information.
Financial data is summarized in the following tables.

	Three Months Ended		Favorable (Unfavorable)
	June 30,		2026 vs. 2025
(in thousands, except per share amounts)	2026	2025	$	%
Revenue	$17,767	$14,241	$3,526	24.8%
Operating expenses	13,261	11,621	(1,640)	(14.1)%
Operating income	4,506	2,620	1,886	72.0%
Total other expense	(782)	(391)	(391)	(100.0)%
Income before income taxes	3,724	2,229	1,495	67.1%
Income tax expense	(977)	(617)	(360)	(58.3)%
Net income	$2,747	$1,612	$1,135	70.4%

Basic earnings per common share	$0.10	$0.06	$0.04	66.7%
Diluted earnings per common share	$0.10	$0.06	$0.04	66.7%
Revenue
Operating revenue is substantially derived from regulated water, wastewater, and recycled water service provided to customers based upon tariff rates approved by the ACC. Regulated revenue consists of amounts billed to customers based on approved fixed monthly fees and consumption based fees, as well as unbilled revenue, which is estimated revenue from the last meter reading date to the end of the accounting period utilizing historical customer data recorded. Unregulated revenue represents revenue that is not subject to the ratemaking process of the ACC. Unregulated revenue is primarily related to the revenue recognized on a portion of ICFA funds received. Refer to Note 1 — “Description of Business, Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of the 2025 Form 10-K for additional information pertaining to how we earn and recognize revenue.

	Three Months Ended		Favorable (Unfavorable)
	June 30,		2026 vs. 2025
(in thousands)	2026	2025		%
Water service
Basic charge	$3,938	$3,619	$319	8.8%
Consumption	4,226	3,611	615	17.0%
Other	240	138	102	73.5%
Total water service	8,404	7,368	1,036	14.1%
Wastewater and recycled water service
Basic	6,527	6,280	247	3.9%
Consumption	613	505	108	21.4%
Other	112	88	24	27.4%
Total wastewater and recycled water service	7,252	6,873	379	5.5%
Total regulated revenue	15,656	14,241	1,415	9.9%
Unregulated revenue	2,111	—	2,111	N/M
Total revenue	$17,767	$14,241	$3,526	24.8%

Active water connections	39,293	36,382	2,911	8.0%
Active wastewater connections	30,136	29,257	879	3.0%
Total active connections	69,429	65,639	3,790	5.8%

Consumption (in million gallons)
Water service	1,248	1,176	72	6.1%
Recycled water	348	289	59	20.4%
N/M denotes a change not considered meaningful due to immaterial prior year value
The increase in regulated revenue for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily attributable to:
•The acquisition of the seven water systems from the City of Tucson in July 2025.
•Organic growth in active water and wastewater connections.
•Increased water consumption, predominantly driven by growth in active connections and higher usage largely as a result of higher temperatures and drier weather during the current year period.
•Higher rates for GW-Farmers resulting from the GW-Farmers general rate case, effective November 1, 2025 and May 1, 2026.
The increase in unregulated revenue for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was related to ICFA revenue recorded in connection with the commissioning of a new wastewater reclamation facility in GW-Hassayampa’s service territory in June 2026.

Operating Expenses

	Three Months Ended		Favorable (Unfavorable)
	June 30,		2026 vs. 2025
(in thousands)	2026	2025	$	%
Personnel costs - operations and maintenance	$1,538	$1,356	$(182)	(13.4)%
Utilities, chemicals and repairs	1,388	1,183	(205)	(17.3)%
Other operations and maintenance expenses	1,629	1,378	(251)	(18.2)%
Total operations and maintenance expense	4,555	3,917	(638)	(16.3)%
Personnel costs - general and administrative	2,054	2,236	182	8.1%
Professional fees	355	441	86	19.5%
Other general and administrative expenses	1,896	1,710	(186)	(10.9)%
Total general and administrative expense	4,305	4,387	82	1.9%
Depreciation, amortization and accretion	4,401	3,317	(1,084)	(32.7)%
Total operating expenses	$13,261	$11,621	$(1,640)	(14.1)%
Operations and Maintenance
Operations and maintenance expenses primarily consist of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax.
•Higher personnel costs were primarily attributable to rising medical costs.
•Higher utilities, chemicals and repairs were primarily the result of increased purchased power driven by increased consumption and additional processing equipment in operation as a result of our 2025 capital improvement plan. Increased consumption also resulted in increased expenditures for chemicals and supplies.
•The increase in other operations and maintenance expenses was primarily driven by a $0.1 million loss on the disposal of utility plant and expenses related to wastewater disposal prior to the start-up of the GW-Hassayampa wastewater reclamation facility in June 2026 and $0.1 million in new operating costs for the seven water systems acquired from the City of Tucson in July 2025.
General and Administrative
General and administrative expenses primarily consist of the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees.
•Lower personnel costs were primarily driven by decreased hiring and moving expenses and lower salaries and wages, partially offset by increased medical costs.
•The decrease in professional fees was largely attributable to higher legal fees in the prior year period associated with the Nikola bankruptcy and the acquisition of the seven water systems from the City of Tucson in July 2025.
•The increase in other general and administrative expenses was primarily attributable to:
◦Increased rent expense related to the renewal of our corporate office lease in August 2025.
◦Higher general liability insurance costs.
Depreciation, Amortization and Accretion - The increase for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was substantially attributable to an 18.8% increase in depreciable fixed assets as a result of our 2025 capital improvement plan, which resulted in a significant number of assets placed in service in the fourth quarter of 2025.
Total Other Expense – The increase in other expense for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was substantially attributable to:
•An increase in interest expense of $0.2 million primarily due to a term loan entered into in December 2025 to support our 2025 capital improvement plan and increased borrowings under the Revolver in the current year period.
•A decrease in interest income of $0.2 million as a result of carrying lower average cash balances.

Income tax expense – The primary driver for the increase in income tax expense was higher pre-tax income for the three months ended June 30, 2026 compared to the same period in the prior year, substantially attributable to ICFA revenue recognized during the current year period that did not occur in the prior year period.
Comparison of Results of Operations for the Six Months Ended June 30, 2026 and 2025
Financial data is summarized in the following tables.

	Six Months Ended		Favorable (Unfavorable)
	June 30,		2026 vs. 2025
(in thousands, except per share amounts)	2026	2025	$	%
Revenue	$31,053	$26,698	$4,355	16.3%
Operating expenses	26,158	22,823	(3,335)	(14.6)%
Operating income	4,895	3,875	1,020	26.3%
Total other expense	(1,642)	(872)	(770)	(88.3)%
Income before income taxes	3,253	3,003	250	8.3%
Income tax expense	(872)	(800)	(72)	(9.0)%
Net income	$2,381	$2,203	$178	8.1%

Basic earnings per common share	$0.08	$0.08	$—	—%
Diluted earnings per common share	$0.08	$0.08	$—	—%
Revenue

	Six Months Ended		Favorable (Unfavorable)
	June 30,		2026 vs. 2025
(in thousands)	2026	2025		%
Water service
Basic charge	$7,828	$7,127	$701	9.8%
Consumption	6,755	5,957	798	13.4%
Other	427	264	163	61.5%
Total water service	15,010	13,348	1,662	12.4%
Wastewater and recycled water service
Basic	12,999	12,484	515	4.1%
Consumption	733	698	35	5.0%
Other	200	168	32	19.0%
Total wastewater and recycled water service	13,932	13,350	582	4.4%
Total regulated revenue	28,942	26,698	2,244	8.4%
Unregulated revenue	2,111	—	2,111	N/M
Total revenue	$31,053	$26,698	$4,355	16.3%

Active water connections	39,293	36,382	2,911	8.0%
Active wastewater connections	30,136	29,257	879	3.0%
Total active connections	69,429	65,639	3,790	5.8%

Consumption (in million gallons)
Water service	2,151	2,011	140	7.0%
Recycled water	418	399	19	4.8%
N/M denotes a change not considered meaningful due to immaterial prior year value
The increase in regulated revenue for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily attributable to:

•The acquisition of the seven water systems from the City of Tucson in July 2025.
•Organic growth in active water and wastewater connections.
•Increased water consumption, predominantly driven by growth in active connections and higher usage largely as a result of higher temperatures and drier weather during the current year period.
•Higher rates for GW-Farmers resulting from the GW-Farmers general rate case, effective November 1, 2025 and May 1, 2026.
The increase in unregulated revenue for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was related to ICFA revenue recorded in connection with the commissioning of a new wastewater reclamation facility in GW-Hassayampa’s service territory in June 2026.
Operating Expenses

	Six Months Ended		Favorable (Unfavorable)
	June 30,		2026 vs. 2025
(in thousands)	2026	2025	$	%
Personnel costs - operations and maintenance	$3,021	$2,696	$(325)	(12.1)%
Utilities, chemicals and repairs	2,560	2,215	(345)	(15.6)%
Other operations and maintenance expenses	3,158	2,693	(465)	(17.3)%
Total operations and maintenance expense	8,739	7,604	(1,135)	(14.9)%
Personnel costs - general and administrative	4,411	4,431	20	0.5%
Professional fees	744	908	164	18.1%
Other general and administrative expenses	3,602	3,235	(367)	(11.3)%
Total general and administrative expense	8,757	8,574	(183)	(2.1)%
Depreciation, amortization and accretion	8,662	6,645	(2,017)	(30.4)%
Total operating expenses	$26,158	$22,823	$(3,335)	(14.6)%
Operations and Maintenance
•Higher personnel costs were primarily attributable to rising medical costs.
•Higher utilities, chemicals and repairs were primarily the result of increased purchased power driven by increased consumption and additional processing equipment in operation as a result of our 2025 capital improvement plan. Increased consumption also resulted in increased expenditures for chemicals and supplies.
•The increase in other operations and maintenance expenses was primarily driven by a $0.1 million loss on the disposal of utility plant and expenses related to wastewater disposal prior to the start-up of the GW-Hassayampa wastewater reclamation facility in June 2026 and $0.1 million in new operating costs for the seven water system acquired from the City of Tucson in July 2025.
General and Administrative
•Lower professional fees were substantially the result of higher legal fees in the prior year period associated with the Nikola bankruptcy and the acquisition of the seven water systems from the City of Tucson.
•The increase in other general and administrative expenses was primarily attributable to:
◦Increased contract service costs primarily associated with increased IT expenses.
◦Increased rent expense related to the renewal of our corporate office lease in August 2025.
◦Higher general liability insurance costs.
Depreciation, Amortization and Accretion - The increase for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was substantially attributable to an 18.8% increase in depreciable fixed assets as a result of our 2025 capital improvement plan, which resulted in a significant number of assets placed in service in the fourth quarter of 2025. In addition, amortization of intangible assets increased in the first quarter of 2026 in connection with ICFA payments received.

Total Other Expense –The increase in total other expense for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was substantially attributable to:
•An increase in interest expense of $0.4 million primarily due to a term loan entered into in December 2025 to support our 2025 capital improvement plan and increased borrowings under the Revolver in the current year period.
•A decrease in interest income of $0.2 million as a result of carrying lower average cash balances.
•A decrease in income associated with Buckeye growth premiums of $0.1 million that resulted from fewer new meter connections in the area. Refer to Note 16 — “Other, Net” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional information regarding the Buckeye growth premiums.
Income tax expense – Pre-tax income and the resulting tax expense was comparable for the six months ended June 30, 2026 and 2025.
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
WIFA Grant and Note
On April 30, 2024, the Company’s Global Water - Rincon Water Company, Inc. utility (now part of GW-Saguaro) entered into a loan agreement with WIFA for a note with a principal amount of $2.4 million (the “WIFA Note”) to improve the utility’s infrastructure, including enhancements to the fluoride treatment system and other projects, of which $0.7 million is forgivable. The WIFA Note is due on April 1, 2044 and bears an interest rate of 4.911%. Funding occurs through one or more draw requests submitted by the Company and the subsequent disbursement of principal by WIFA. The Company received the final disbursements in May 2025. As of June 30, 2026, the outstanding balance of the WIFA Note was $1.6 million. In connection with the underlying assets being placed in service, the forgivable portion of the loan was recognized as CIAC in June 2025.
Revolver
The Company maintains a revolving credit facility with Northern Trust pursuant to a loan agreement entered into between the parties (as amended, the “Northern Trust Loan Agreement”) that provides for a $20 million maximum borrowing capacity. On April 30, 2026, the Company and Northern Trust entered into a seventh amendment to the Northern Trust Loan Agreement to, among other things, extend the scheduled maturity date from May 18, 2027 to May 18, 2028. Pursuant to the Northern Trust Loan Agreement, the amounts outstanding bear interest, payable monthly, at a rate equal to the SOFR plus 2.10%. Additionally, the Company pays a quarterly facility fee equal to 0.35% of the average daily unused amount of the Revolver. As of June 30, 2026, the Company had $5.8 million of outstanding borrowings under the Revolver.
Senior Secured Notes
On June 24, 2016, the Company issued two series of senior secured notes with a total principal balance of $115.0 million at a blended interest rate of 4.55%. The Series A notes (the “Series A Notes”) carry a principal balance of $28.8 million and bear an interest rate of 4.38%, payable semi-annually on June 15 and December 15 of each year, over a twelve-year term, with the principal payment due on June 15, 2028. The Series B notes (the “Series B Notes”) carry a principal balance of $67.1 million and bear an interest rate of 4.58%, payable semi-annually on June 15 and December 15 of each year, over a 20-year term, with the final principal balance due on June 15, 2036. The Series B Notes were interest only for the first five years, with $1.9 million principal payments paid semi-annually thereafter beginning December 2021.
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
Term Loan
On December 10, 2025, the Company entered into a credit agreement with, and issued a related promissory note to, CoBank, ACB, a federally-chartered instrumentality of the United States. Under the terms of the credit agreement and promissory note, the Company was provided term loan borrowings with an aggregate principal amount of $15 million (the “Term Loan”). The Term Loan bears interest at a fixed rate of 5.49% per annum, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2026, with the principal payment due on December 10, 2035, the scheduled maturity date. As of June 30, 2026, the Term Loan carried a principal balance of $15.0 million.
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
As of June 30, 2026, the Company has no notable near-term cash expenditures, other than for its capital improvement plan, payment of dividends and the principal payments for its Series B Notes in the amount of $1.9 million due in both December 2026 and June 2027. While specific facts and circumstances could change, the Company believes that with the cash on hand and the ability to draw on its Revolver, it will be able to generate sufficient cash flows to meet its operating cash flow requirements and capital maintenance needs, whilst remaining in compliance with its financial debt covenants for the next twelve months and beyond. In addition, the Company may choose to raise additional funds from time to time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures and/or strategic acquisitions for the next twelve months and beyond. However, there are currently no commitments in place for future financing, and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our shareholders.
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
For the six months ended June 30, 2026, net cash provided by operating activities totaled $9.2 million compared to $8.8 million for the six months ended June 30, 2025, which was largely consistent year-over-year.
Cash from Investing Activities
The net cash used in investing activities totaled $12.9 million for the six months ended June 30, 2026 compared to $35.4 million for the six months ended June 30, 2025. The $22.5 million decrease in cash used in investing activities was the result of a planned decrease in capital expenditures in 2026 compared to 2025 under the Company’s capital improvement plan.
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
Cash from Financing Activities
The net cash provided by financing activities totaled $1.8 million for the six months ended June 30, 2026, a $26.0 million decrease, as compared to $27.8 million in cash provided by financing activities for the six months ended June 30, 2025. This decrease was primarily driven by the $31.0 million of aggregate proceeds from the issuances of common stock sold in the Company’s public offering, net of issuance costs, during the six months ended June 30, 2025, and a $0.4 million increase in dividends paid during the six months ended June 30, 2026 resulting from a greater number of shares outstanding. The decrease was partially offset by an increase in net Revolver borrowings of $5.8 million during the six months ended June 30, 2026.
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
Debt Covenants
The Company’s Senior Secured Notes, Term Loan and Revolver (collectively, the “debt instruments”) require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. The debt instruments also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. Further, the foregoing covenants are subject to various qualifications and limitations as set forth in each of the debt instruments’ respective agreements. The debt instruments are subject to certain customary events of default after which they could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. As of June 30, 2026, the Company was in compliance with its financial debt covenants under the debt instruments.
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
As of June 30, 2026, the Company did not have any off-balance sheet arrangements.

Critical Accounting Estimates
A summary of our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our 2025 Form 10-K. There were no material changes made as of June 30, 2026.
ITEM 3. Qualitative and Quantitative Disclosures About Market Risk
Not applicable
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no material change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
No unregistered securities were sold during the three months ended June 30, 2026.
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock the Company made during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2026	—	$—	—	$—
May 1 to May 31, 2026	14,540	7.06	—	—
June 1 to June 30, 2026	—	—	—	—
Total	14,540		—	$—

(1) Represents shares withheld from employees or board members to satisfy certain tax obligations due in connection with the vesting of restricted stock awards granted under the Global Water Resources, Inc. 2020 Omnibus Incentive Plan. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting date.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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
Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2026.
10.2	Seventh Modification Agreement, dated April 30, 2026, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2026.
10.3	Employment Agreement with Ron L. Fleming, dated August 12, 2026*	Filed herewith.
10.4	Employment Agreement with Michael J. Liebman, dated August 12, 2026*	Filed herewith.
10.5	Employment Agreement with Christopher D. Krygier, dated August 12, 2026*	Filed herewith.
10.6	Employment Agreement with Robert J. Kuta, dated August 12, 2026*	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.

*	Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Water Resources, Inc.

Date:	August 12, 2026	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)