Form 10-Q
period 2026-09-30
Global Water Resources, Inc.
filed 2026-11-03
CIK 1434728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 30, 2026, the registrant had 29,935,348 shares of common stock, $0.01 par value per share, outstanding.

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

The Company’s Utilities
GW-Santa Cruz	Global Water - Santa Cruz Water Company, Inc.
GW-Palo Verde	Global Water - Palo Verde Utilities Company, Inc.
GW-Farmers	Global Water - Farmers Water Company, Inc.
GW-Hassayampa	Global Water - Hassayampa Utilities Company, Inc.
GW-Belmont	Global Water - Belmont Water Company, Inc.
GW-Turner	Global Water - Turner Ranches Irrigation, Inc.
GW-Saguaro	Global Water - Saguaro District Water Company, Inc.
GW-Ocotillo	Global Water - Ocotillo Water Company, Inc.
Abbreviations and Other
ACC	Arizona Corporation Commission
ADWR	Arizona Department of Water Resources
AFUDC	Allowance for funds utilized during construction
Ag-to-Urban	The June 2025 Arizona Senate Bill 1611, known as the Arizona Assured Water Supply “Ag-to-Urban” program
AIAC	Advances in Aid of Construction
ALJ	Administrative Law Judge
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CIAC	Contributions in Aid of Construction
CODM	Chief operating decision maker
Company (we, us, our, GWRI)	Global Water Resources, Inc.
CP Water	Global Water - CP Water Company, Inc.
DAWS	Designation of Assured Water Supply
EPS	Earnings per share
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
HUF	Hook-up fee
ICFA	Infrastructure coordination and financing agreement
IT	Information technology
Northern Trust	The Northern Trust Company, an Illinois banking corporation
Revolver	Revolving credit facility with Northern Trust
RSA	Restricted stock award
RSU	Restricted stock unit
RUCO	The Residential Utility Consumer Office, an office representing the interests of residential utility ratepayers
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Southwest Plant	All GW-Palo Verde wastewater and GW-Santa Cruz water infrastructure located in Pinal County, southwest of the City of Maricopa (e.g. mains, tanks, water reclamation facility, wells, etc.)
WIFA	Water Infrastructure Finance Authority of Arizona

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share amounts)	September 30, 2026	December 31, 2025
Assets
Utility plant	$634,554	$610,766
Less: accumulated depreciation	(182,410)	(168,915)
Net utility plant	452,144	441,851
Current Assets
Cash and cash equivalents	3,457	4,080
Accounts receivable, net of allowance for credit losses of $290 and $244, respectively	3,926	3,746
Unbilled revenue	4,002	3,409
Prepaid expenses and other current assets	3,943	3,388
Total current assets	15,328	14,623
Other Assets
Goodwill	6,390	6,512
Intangible assets, net	5,912	6,062
Regulatory assets	7,130	7,003
Restricted cash	2,405	2,755
Right-of-use assets, net	3,674	3,990
Other noncurrent assets	117	117
Total other assets	25,628	26,439
Total Assets	$493,100	$482,913
Capitalization and Liabilities
Capitalization
Common stock, $0.01 par value, 60,000,000 shares authorized; 30,312,569 and 29,116,183 shares issued, respectively	$297	$285
Treasury stock, 377,221 and 359,329 shares, respectively	(2)	(2)
Additional paid-in capital	94,172	87,294
Retained deficit	(768)	(961)
Total shareholders’ equity	93,699	86,616
Long-term debt, net	127,822	129,756
Total Capitalization	221,521	216,372
Current Liabilities
Accounts payable	761	2,251
Customer and meter deposits	1,705	1,725
Long-term debt, current portion	3,948	3,942
Leases, current portion	626	850
Accrued expenses and other current liabilities	12,937	10,457
Total current liabilities	19,977	19,225
Other Liabilities
Long-term lease liabilities	3,704	3,741
Deferred revenue - ICFA	22,415	22,772
Regulatory liabilities	5,148	5,214
Advances in aid of construction	157,223	155,414
Contributions in aid of construction, net	39,821	37,857
Deferred income tax liabilities, net	9,765	9,699
Hook-up fee liabilities	8,942	8,410
Other noncurrent liabilities	4,584	4,209
Total other liabilities	251,602	247,316
Commitments and Contingencies (Refer to Note 14)
Total Capitalization and Liabilities	$493,100	$482,913
See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenue
Water service	$9,004	$8,481	$24,014	$21,829
Wastewater and recycled water service	7,297	7,038	21,229	20,388
Unregulated revenue	—	—	2,111	—
Total revenue	16,301	15,519	47,354	42,217
Operating Expenses
Operations and maintenance	4,487	4,123	13,226	11,727
General and administrative	4,787	4,919	13,544	13,493
Depreciation, amortization and accretion	4,634	3,555	13,296	10,200
Total operating expenses	13,908	12,597	40,066	35,420
Operating Income	2,393	2,922	7,288	6,797
Other Income (Expense)
Interest income	46	45	131	360
Interest expense	(1,747)	(1,490)	(5,087)	(4,464)
Other, net	676	880	2,289	2,667
Total other expense	(1,025)	(565)	(2,667)	(1,437)
Income Before Income Taxes	1,368	2,357	4,621	5,360
Income tax expense	(363)	(640)	(1,235)	(1,440)
Net Income	$1,005	$1,717	$3,386	$3,920

Basic earnings per common share	$0.03	$0.06	$0.12	$0.15
Diluted earnings per common share	$0.03	$0.06	$0.12	$0.15
Dividends declared per common share	$0.08	$0.08	$0.23	$0.23

Weighted average number of common shares used in the determination of:
Basic	29,291,460	27,475,956	28,945,608	26,447,769
Diluted	29,317,745	27,508,451	28,977,387	26,500,207
 See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

(in thousands, except share and per share amounts)	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Additional Paid-in Capital	Retained Deficit	Total Equity
Balance as of December 31, 2025	29,116,183	$285	(359,329)	$(2)	$87,294	$(961)	$86,616
Dividend declared $0.08 per share	—	—	—	—	(2,186)	—	(2,186)
Share-based compensation	7,672	1	(892)	—	169	—	170
Net Loss	—	—	—	—	—	(366)	(366)
Balance as of March 31, 2026	29,123,855	286	(360,221)	(2)	85,277	(1,327)	84,234
Dividend declared $0.08 per share	—	—	—	—	—	(2,188)	(2,188)
Share-based compensation	46,258	—	(14,540)	—	51	—	51
Net Income	—	—	—	—	—	2,747	2,747
Balance as of June 30, 2026	29,170,113	286	(374,761)	(2)	85,328	(768)	84,844
Dividend declared $0.08 per share	—	—	—	—	(1,241)	(1,005)	(2,246)
Issuance of common stock, net	1,129,944	11	—	—	9,966	—	9,977
Share-based compensation	12,512	—	(2,460)	—	119	—	119
Net Income	—	—	—	—	—	1,005	1,005
Balance as of September 30, 2026	30,312,569	$297	(377,221)	$(2)	$94,172	$(768)	$93,699

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of December 31, 2024	24,570,994	$240	(344,978)	$(2)	$47,366	$—	$47,604
Dividend declared $0.08 per share	—	—	—	—	(1,332)	(591)	(1,923)
Issuance of common stock, net	3,220,000	32	—	—	30,751	—	30,783
Share-based compensation	5,905	—	(943)	—	161	—	161
Net income	—	—	—	—	—	591	591
Balance as of March 31, 2025	27,796,899	272	(345,921)	(2)	76,946	—	77,216
Dividend declared $0.08 per share	—	—	—	—	(475)	(1,612)	(2,087)
Issuance of common stock, net	—	—	—	—	(1)	—	(1)
Share-based compensation	33,646	1	(11,347)	—	(1)	—	—
Net income	—	—	—	—	—	1,612	1,612
Balance as of June 30, 2025	27,830,545	273	(357,268)	(2)	76,469	—	76,740
Dividend declared $0.08 per share	—	—	—	—	(405)	(1,717)	(2,122)
Issuance of common stock, net	1,270,572	13	—	—	13,034	—	13,047
Share-based compensation	7,601	—	(1,185)	—	243	—	243
Net income	—	—	—	—	—	1,717	1,717
Balance as of September 30, 2025	29,108,718	$286	(358,453)	$(2)	$89,341	$—	$89,625
 See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)

GLOBAL WATER RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income	$3,386	$3,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	13,296	10,200
Share-based compensation	669	715
Deferred income tax expense	110	417
AFUDC-Equity	(664)	(839)
Unregulated revenue	(2,111)	—
Operating lease expense	250	287
Other adjustments	289	162
Changes in assets and liabilities
Accounts receivable and other current assets	(803)	712
Accounts payable and other current liabilities	696	1,987
Other noncurrent assets	180	(18)
Other noncurrent liabilities	773	(67)
Net cash provided by operating activities	16,071	17,476
Cash Flows from Investing Activities:
Capital expenditures	(19,808)	(49,629)
Cash paid for acquisitions, net of cash acquired	—	(8,098)
Net cash used in investing activities	(19,808)	(57,727)
Cash Flows from Financing Activities:
Dividends paid	(6,590)	(6,016)
Advances and contributions in aid of construction	3,511	5,542
Refunds of advances for construction	(1,633)	(1,327)
Principal payments under finance lease	(353)	(289)
Repayments of long-term debt	(1,999)	(1,993)
Revolver borrowings	11,800	7,200
Revolver repayments	(11,800)	(350)
Issuance of common stock, net of issuance costs	10,000	44,130
Financing costs of debt and equity transactions	(23)	(299)
Other financing activities	(149)	72
Net cash provided by financing activities	2,764	46,670
Increase (Decrease) in cash, cash equivalents, and restricted cash	(973)	6,419
Cash, cash equivalents, and restricted cash — Beginning of period	6,835	11,156
Cash, cash equivalents, and restricted cash — End of period	$5,862	$17,575
 See accompanying notes to the Condensed Consolidated Financial Statements (unaudited)
Supplemental disclosure of cash flow information:

(in thousands)	September 30, 2026	September 30, 2025
Cash and cash equivalents	$3,457	$15,255
Restricted cash	2,405	2,320
Total cash, cash equivalents, and restricted cash	$5,862	$17,575

GLOBAL WATER RESOURCES, INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Basis of Presentation and Principles of Consolidation
The Company’s Condensed Consolidated Financial Statements (unaudited) and related disclosures as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These financial statements follow the same accounting policies and methods of their application as the Company’s most recent annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the Company’s opinion, these financial statements include all normal and recurring adjustments necessary for the fair statement of the results for the interim period. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year, due to the seasonality of our business.
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
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which improves and clarifies the guidance regarding when disclosures should be provided in interim reporting periods. This standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company plans to adopt this ASU on its effective date and anticipates no material impact to the interim disclosures.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the accounting for government grants, including grants related to an asset and grants related to income. This standard specifies the timing of recognition, the two available approaches to record the grant (the deferred income and the cost accumulation approach) and requires disclosure consistent with current disclosure requirements. The standard is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company plans to adopt this ASU on its effective date and is currently evaluating the impacts this amendment will have on its consolidated financial statements and required disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This pronouncement requires disaggregated disclosure of income statement expenses for public business entities. In January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of this standard. This standard requires disclosure in tabular format of disaggregation of relevant expense captions presented on the income statement by certain natural expense categories with certain related qualitative disclosures within the notes to the financial statements. The ASU does not change the expense captions an entity presents on the income statement. The standard is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company plans to adopt this ASU on its effective date on a retrospective basis for all prior periods presented in the financial statements.

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
On April 28, 2026, the parties entered into a settlement agreement (the “Settlement Agreement”) to bifurcate the two rate cases pursuant to which, among other things: (i) the GW-Santa Cruz rate case has settled; (ii) GW-Palo Verde would withdraw its rate case application with the intent of refiling its rate case in 2027 using a 2026 test year; and (iii) GW-Palo Verde would seek authorization to increase the temporary bill credit for customers related to the Company’s Southwest Plant that was originally approved in connection with Decision No. 79424 issued by the ACC.
In addition, under the terms of the Settlement Agreement, the parties have agreed to, among other things: (i) an increase in GW-Santa Cruz’s annual revenue requirement of approximately $2.3 million; (ii) a requested effective date of the new rates for GW-Santa Cruz of November 1, 2026; and (iii) $3.4 million of utility plant for GW-Santa Cruz would be classified as plant held for future use for ratemaking purposes. The settlement preserves the Company’s ability to seek inclusion of these assets in rate base in a future rate review, subject to ACC review and approval. The Company has also agreed to miscellaneous adjustments that would result in rate base disallowances of approximately $0.1 million.
On July 9, 2026, GW-Palo Verde filed a motion to withdraw its rate application in accordance with the Settlement Agreement. On July 29, 2026, the ALJ issued a procedural order granting the motion to withdraw the GW-Palo Verde rate application. Hearings on the GW-Santa Cruz rate case concluded on August 3, 2026.
On September 30, 2026, GW-Palo Verde filed a motion requesting an amendment to Decision No. 79424 to increase the amount of the temporary bill credit for customers related to the Company’s Southwest Plant. If approved, the impact of the increased bill credit would reduce revenue by an additional $0.4 million annually with the final resolution relating to this bill credit to be addressed in GW-Palo Verde’s 2027 rate review.
On October 19, 2026, the ALJ issued a Recommended Opinion and Order, which recommended the ACC adopt the Settlement Agreement with the new rates for GW-Santa Cruz effective December 1, 2026. The Company expects a decision on the Settlement Agreement at the ACC’s November 4, 2026 open meeting. There can be no assurance that the ACC will approve the Settlement Agreement in the form filed or otherwise modify provisions contained therein.Therefore, no adjustments related to this settlement have been reflected in the accompanying Condensed Consolidated Financial Statements (unaudited).
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
Southwest Service Area Wastewater Collection Mains and Recycled Water Mains
In January 2024, the Company discovered that approximately $7.8 million of construction costs for wastewater mains and recycled water mains in the Company’s Southwest service area had been prematurely included as “plant in service” for rate-making purposes in 2007, and were reflected in the calculation of customer rates in Decision No. 71878 (September 15, 2010). Those costs were also included as “plant in service” in Decision No. 74364 (February 26, 2014) and Decision No. 78644 (July 27, 2022). The Company disclosed this circumstance to the ACC on March 1, 2024, and on April 25, 2024, GW-Palo Verde filed an application with the ACC requesting a monthly bill credit for customers that would be in place until the conclusion of the next GW-Palo Verde rate case. The ACC issued Decision No. 79424 on July 18, 2024 approving the bill credit with an effective date of August 1, 2024. The bill credit reduced revenue earned by $0.2 million for both of the three months ended September 30, 2026 and 2025 and $0.5 million for both of the nine months ended September 30, 2026 and 2025. For additional information regarding the bill credit, refer to “2025 GW-Santa Cruz and GW-Palo Verde Rate Cases” above.

4. Revenue Recognition
Disaggregated Revenue
Disaggregated revenue from contracts with customers by major source and customer class was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Regulated revenue
Water Service
Residential	$5,890	$5,583	$16,180	$14,961
Irrigation	1,700	1,530	3,906	3,323
Commercial	651	652	1,735	1,447
Multi-family	186	121	477	313
Construction	191	251	710	1,002
Other water revenue	386	344	1,006	783
Total water revenue	9,004	8,481	24,014	21,829
Wastewater and recycled water service
Residential	6,143	5,978	18,292	17,775
Commercial	322	297	946	877
Multi-family	125	93	351	200
Recycled water revenue	612	568	1,346	1,266
Other wastewater revenue	95	102	294	270
Total wastewater and recycled water revenue	7,297	7,038	21,229	20,388
Total regulated revenue	16,301	15,519	45,243	42,217
Unregulated revenue
Total unregulated revenue	—	—	2,111	—
Total revenue	$16,301	$15,519	$47,354	$42,217
Contract Balances
The Company’s contract assets and liabilities consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Contract assets
Accounts receivable, net	$3,926	$3,746
Total contract assets	$3,926	$3,746
Contract liabilities
Deferred revenue - ICFA	$22,415	$22,772
Total contract liabilities	$22,415	$22,772
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Billed receivables	$4,216	$3,990
Less: provision for credit losses	(290)	(244)
Accounts receivable, net	$3,926	$3,746

The following table summarizes the allowance for credit loss activity:

(in thousands)	September 30, 2026	December 31, 2025
Beginning of period	$(244)	$(163)
Credit loss expense	(113)	(193)
Write offs	78	123
Recoveries	(11)	(11)
End of period	$(290)	$(244)
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
The following table summarizes the ICFA deferred revenue activity:

(in thousands)	September 30, 2026
Beginning of period	$22,772
Payments allocated to deferred revenue	360
Reclassifications from HUF	929
Revenue recognized	(2,111)
End of period	$21,950
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Basic weighted average common shares outstanding	29,291	27,476	28,946	26,448
Effect of dilutive securities:
Option grants	—	15	—	29
Restricted stock awards	27	17	31	23
Total dilutive securities	27	32	31	52
Diluted weighted average common shares outstanding	29,318	27,508	28,977	26,500
Anti-dilutive shares excluded from earnings per diluted share	397	129	397	130

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Prepaid insurance	$1,099	$625
ICFA receivable	1,090	—
Prepaid expense	906	800
Buckeye growth premiums receivable	525	564
Regulatory assets, current	197	219
Stop loss medical claims	93	340
Prepaid income tax	—	738
Other current assets	33	102
Prepaid expenses and other current assets	$3,943	$3,388
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
Private Placements of Common Stock
On August 20, 2026, the Company entered into a securities purchase agreement for the issuance and sale by the Company of an aggregate of 1,129,944 shares of the Company’s common stock at a purchase price of $8.85 per share in an offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder. The Company received gross proceeds of approximately $10.0 million from the offering. Certain existing shareholders, including certain directors and/or their affiliates, purchased an aggregate of 790,961 shares of common stock in the offering at the purchase price.
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
On August 28, 2026, the Company and Northern Trust entered into an eighth amendment to further amend the terms and conditions set forth in the Northern Trust Loan Agreement to, among other things, (i) extend the scheduled maturity date from May 18, 2028 to August 30, 2028 and (ii) increase the maximum principal amount available for borrowing under the Revolver from $20.0 million to $30.0 million; provided, however, that if the Company (or any of its affiliates or subsidiaries) completes any capital market activity after the date of the eighth amendment, including raising funds from either an equity or debt offering, then the maximum principal amount available for borrowing under the Revolver will be $25.0 million. Pursuant to the Northern Trust Loan Agreement, the amounts outstanding bear interest, payable monthly, at a rate equal to the SOFR plus 2.10%. Additionally, the Company pays a quarterly facility fee equal to 0.35% of the average daily unused amount of the Revolver.
The Company had no outstanding borrowings under the Revolver as of both September 30, 2026 and December 31, 2025.
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Project liabilities	$2,579	$1,650
Interest	2,218	1,242
Other taxes	2,189	1,496
AIAC refunds, current portion	1,500	1,685
Payroll	867	943
Dividend payable	758	728
Customer prepayments	644	781
Medical claims	436	237
License fees	393	349
Regulatory liabilities, current	177	131
ACC assessment fee	156	189
Contingent consideration, current portion	104	73
Other accrued liabilities	916	953
Total accrued expenses and other current liabilities	$12,937	$10,457
10. Fair Value
Fair Value Measurements
Recurring Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2026				December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent Consideration	$—	$—	$1,891	$1,891	$—	$—	$1,908	$1,908
Total	$—	$—	$1,891	$1,891	$—	$—	$1,908	$1,908
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

	September 30, 2026		December 31, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$131,770	$125,840	$133,698	$130,840
11. Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2026 and 2025 applied to year-to-date pretax income, adjusted for tax expense associated with certain discrete items.
The effective tax rates were largely consistent for the three months ended September 30, 2026 and 2025 at 26.5% and 27.2%, respectively.
The effective tax rates were largely consistent for the nine months ended September 30, 2026 and 2025, at 26.7% and 26.9%, respectively.
12. Share-based Compensation
Share-based compensation to both employees and non-employees were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Employee - RSA	$82	$198	$297	$411
Employee - RSU	74	85	213	241
Total employee share-based compensation	156	283	510	652
Non-employee - RSA	58	58	173	115
Non-employee - RSU	43	10	(14)	(52)
Total non-employee share-based compensation	101	68	159	63
Total share-based compensation	$257	$351	$669	$715
13. Transactions With Related Parties
The Company provides medical benefits to employees through its participation in a pooled plan sponsored by an affiliate of a significant shareholder and director of the Company. For both of the three months ended September 30, 2026 and 2025, medical claims expense was $0.6 million. For the nine months ended September 30, 2026 and 2025, medical claims expense was $2.1 million and $1.4 million, respectively.
Additionally, certain directors and/or their affiliates purchased an aggregate of 1,439,200 shares of common stock at the public offering price in the Company’s public offering of common stock in March 2025, an aggregate of 882,223 shares of common stock at a purchase price of $10.30 in the Company’s private placement offering of common stock in September 2025 and an aggregate of 790,961 shares of common stock at a purchase price of $8.85 in the Company’s private placement offering of common stock in August 2026. Refer to Note 7 — “Equity,” for additional information.

14. Commitments and Contingencies
Commitments
On February 1, 2023, the Company acquired all of the equity of Farmers Water Co., an operator of a water utility with service area in Pima County, Arizona. Under the terms of the purchase agreement, the Company is obligated to pay the seller a growth premium equal to $1,000 (not in thousands) for each new account established within the specified growth premium areas, up to a maximum total aggregate growth premium of $3.5 million. The obligation period of the growth premium commenced on the closing date of the acquisition and ends (i) ten years after the first new account for residential purposes is established on land that was, at the time of the closing date of the acquisition, undeveloped or unplatted and owned by the seller within the service area; or (ii) ten years after the date of closing if a new account (as previously described) has not been established. As of September 30, 2026, no new account was established on land that was undeveloped or unplatted at the closing date of the acquisition. The fair value of the contingent consideration was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company’s estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate. The estimated fair value of the remaining liability was $1.2 million as of both September 30, 2026 and December 31, 2025 and is included in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets (unaudited).
Within the service area of its GW-Saguaro utility, the Company is required to pay a growth premium equal to $750 (not in thousands) for each new account established within specified growth premium areas, commencing in each area on the date of the first meter installation and ending on the earlier of ten years after such first installation date, or twenty years from the acquisition date. As of September 30, 2026, no meters have been installed and no accounts have been established in any of the specified growth premium areas. The fair value of the contingent consideration was calculated using a discounted cash flow technique which utilized unobservable inputs developed using the Company’s estimates and assumptions. Significant inputs used in the fair value calculation are as follows: year of the first meter installation, total new accounts per year, years to complete full build out, and discount rate. The fair value of the remaining liability was $0.7 million as of both September 30, 2026 and December 31, 2025 and is included in Other noncurrent liabilities on the Condensed Consolidated Balance Sheets (unaudited).
The Company has previously received certain ICFA advances related to its CP Water utility, which the Company is obligated to repay in the form of specified future ICFA fee reductions when those ICFA fees are due. The liability was $0.9 million as of both September 30, 2026 and December 31, 2025 and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets (unaudited).
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
15. Business Segment Information
As of September 30, 2026, the Company is organized and operated as one operating and reportable segment, as the Company is not organized around specific products and services, geographic regions, or regulatory environments. Further, the Company currently operates solely within the state of Arizona. Operating revenue is substantially derived from regulated water, wastewater, and recycled water service provided to customers based upon tariff rates approved by the ACC. Refer to Note 4 — “Revenue Recognition” for additional information on the Company’s sources of revenue, and refer to the Condensed Consolidated Financial Statements (unaudited) for measures of profit and loss, total assets, and capital expenditures of the Company.
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
The CODM reviews the following significant expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Segment Revenue	$16,301	$15,519	$47,354	$42,217
Segment Expenses
Personnel costs - operations and maintenance	1,563	1,436	4,584	4,132
Utilities, chemicals and repairs	1,617	1,229	4,177	3,444
Other operations and maintenance expenses	1,307	1,458	4,465	4,151
Personnel costs - general and administrative	2,221	2,470	6,632	6,901
Professional fees	411	525	1,155	1,433
Other general and administrative expenses	2,155	1,924	5,757	5,159
Depreciation, amortization and accretion	4,634	3,555	13,296	10,200
Other Income (Expense)
Buckeye growth premiums	525	615	1,620	1,848
Other segment income and expenses	(1,550)	(1,180)	(4,287)	(3,285)
Income tax expense	(363)	(640)	(1,235)	(1,440)
Net Income	$1,005	$1,717	$3,386	$3,920
Other operations and maintenance and other general and administrative expenses include contract services, business development, board compensation, rent, insurance and taxes other than income taxes. Other segment income expenses include interest income, interest expense and AFUDC.
16. Other, Net
Other, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Buckeye growth premiums(1)	$525	$615	$1,620	$1,848
AFUDC-Equity	146	283	664	839
Other	5	(18)	5	(20)
Total Other, net	$676	$880	$2,289	$2,667
(1)The City of Buckeye is obligated to pay the Company a growth premium equal to $3,000 for each new water meter installed within Valencia’s prior service areas in the City of Buckeye, for a 20-year period ending December 31, 2034, subject to a maximum payout of $45.0 million over the term of the agreement. An aggregate of $17.7 million in growth premiums have been invoiced or received to date.

17. Supplemental Cash Flow Information
The following is supplemental cash flow information:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Supplemental cash flow information:
Cash paid for interest - net of amounts capitalized	$4,242	$3,781
Cash paid for income taxes	282	1,364
Operating cash flows used for finance leases	43	42
Operating cash flows used for operating leases	296	297
Financing cash flows used for finance leases	353	289
Non-cash financing and investing activities:
Capital expenditures included in accounts payable and accrued liabilities	2,632	3,898
Utility plant constructed by developers and conveyed	4,310	23,897
HUF transferred to CIAC	1,524	1,371
Asset retirement obligation additions	26	418
Finance lease additions	388	7
Operating lease remeasurement	—	2,095

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of Global Water Resources, Inc.’s financial condition and results of operations (“MD&A”) relate to the three and nine months ended September 30, 2026 and should be read together with the consolidated financial statements and accompanying notes included in Part I, Item 1 of this report.
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
These forward-looking statements include future estimates described in “Business Outlook”, “Factors Affecting our Results of Operations”, and “Liquidity and Capital Resources”. These forward-looking statements include, but are not limited to, statements about our strategies; expectations about future business plans, prospective performance, growth, and opportunities, including the potential for new service connections; future financial performance; regulatory and ACC proceedings, decisions and approvals, such as the outcome, timing and other statements regarding our plans, expectations and estimates relating to our rate cases and other applications with the ACC and other regulatory bodies, including with respect to the Settlement Agreement and pending DAWS applications; our plans relating to future filings of our rate cases and other regulatory applications; acquisition plans and strategies, including our ability to complete additional acquisitions, and our expectations about future benefits of our acquisitions, such as projected revenue from our acquisitions, as well as our plans relating to the integration and upgrade of acquired water systems; statements concerning Arizona’s Assured Water Supply “Ag-to-Urban” program and the State Route 347 Improvement Project, including anticipated benefits; population and growth projections; technologies, including expected benefits from implementing such technologies; revenue; metrics; operating expenses; trends relating to our industry, market, population and job growth, and housing permits; the adequacy of our water supply to service our current demand and growth for the foreseeable future; liquidity and capital resources; plans and expectations for capital expenditures; cash flows and uses of cash; dividends; depreciation and amortization; tax payments; our ability to repay indebtedness and invest in initiatives; the anticipated impact and resolutions of legal matters; the anticipated impact of new or proposed laws, including regulatory requirements, tax changes, and judicial decisions; the anticipated impact of accounting changes and other pronouncements; and other statements that are not historical facts.
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
Business Outlook
We continue to experience organic growth exhibited through our year-over-year organic increase in active connections (i.e., exclusive of acquisition-related growth) of 2.4% as of September 30, 2026. According to the 2025 U.S. Census estimates, the Phoenix metropolitan statistical area (“MSA”) is the 10th largest MSA in the U.S. and had an estimated population of 5.2 million, an increase of 7.9% over the 4.8 million people reported in the 2020 Census. Growth in the Phoenix MSA continues as a result of its excellent weather, large and growing universities, a diverse employment base, and low taxes. The Arizona Office of Economic Opportunity predicts that the Phoenix metropolitan area will have a population of 5.7 million people by 2030 and 6.3 million by 2040. In addition, the Arizona Office of Economic Opportunity also projects statewide employment will increase from approximately 3.5 million jobs in 2024 to approximately 4.0 million jobs in 2034, representing an increase of approximately 0.5 million jobs, or an average annual growth rate of 1.2%, compared with projected annual employment growth of 0.3% for the United States over the same period.
Our organic growth continues to be primarily influenced by the comparatively lower cost of housing in the City of Maricopa relative to other areas within the Phoenix MSA. As of September 2026, the median home sales price in the City of Maricopa was 24% lower than in the City of Phoenix. In addition, construction on the State Route 347 Improvement Project began in June 2026, with completion scheduled for 2029. The project represents a transformative investment in regional infrastructure that we believe will enhance safety, improve mobility and support the continued growth of the City of Maricopa and surrounding areas.
The 2026 and 2027 residential permit forecasts, published by Arizona State University - W.P. Carey School of Business Greater Phoenix Blue Chip Real Estate Consensus Panel in its most recent update for the third quarter of 2026, are presented in the table below:

	2026	2027
Phoenix MSA Consensus
Single family permits	21,065	21,862
Multi-family permits	9,522	9,356
Single family and multi-family housing equivalent permits issued are presented in the table below:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	#	%	2026	2025	#	%
Single family permits
City of Maricopa	175	164	11	7%	516	527	(11)	(2)%
Phoenix MSA	4,480	4,724	(244)	(5)%	15,337	17,061	(1,724)	(10)%
Multi-family housing equivalent permits
City of Maricopa	—	278	(278)	(100)%	215	568	(353)	(62)%
While the pace of new connection and permit activity has slowed recently, ongoing development throughout the Phoenix MSA, particularly in the City of Maricopa, continues to support organic growth, as reflected in the Company’s 2.4% year-over-year increase in active connections. Management believes, despite fluctuations in permit projections, we remain well-positioned to benefit from the anticipated long-term growth of the Phoenix MSA. We continue to expect a positive long-term outlook based on forecasted performance of job and population growth, as well as indicators of stabilizing construction in the single-family housing market in the Phoenix MSA.

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
We continue to monitor the impact of business and macroeconomic conditions on our business and operations, including those relating to inflationary pressures, interest rates, fuel prices, changes in tariff policy and geopolitical conflicts, such as the ongoing military conflict in the Middle East. While these conditions did not have a material effect on our business operations, results of operations, cash flows and financial position for the three and nine months ended September 30, 2026, we are unable to predict the ultimate extent to which our business operations, results of operations, cash flows, and financial position could be impacted.
Population and Community Growth
Population and community growth in the metropolitan Phoenix area served by our utilities have a direct impact on our earnings. An increase or decrease in our active service connections will affect our revenue and variable expenses in a corresponding manner. As of September 30, 2026, active service connections increased 1,667, or 2.4%, to 69,797 compared to 68,130 active service connections as of September 30, 2025 due to organic growth in our service areas. Approximately 87.5% of the 69,797 active service connections are serviced by our GW-Santa Cruz and GW-Palo Verde utilities as of September 30, 2026.
The graph below presents the historical change in active connections for our ongoing operations over the past five years.

Total Active Connections
75,000
70,000
65,000
60,000
55,000
50,000
51,958
53,882
56,134
56,270
61,036
61,791
63,889
64,520
68,130
68,577
69,797
Sep-21
Dec-21
Sep-22
Dec-22
Sep-23
Dec-23
Sep-24
Dec-24
Sep-25
Dec-25
Sep-26

Recent Acquisition Activity
Acquisition of Water Systems from City of Tucson
On July 8, 2025, the Company’s GW-Ocotillo subsidiary completed the previously announced acquisition of seven water systems from Tucson Water, the City of Tucson’s water utility, in an all-cash transaction for an amended purchase price of approximately $8.1 million. The systems served approximately 2,200 water service connections in Pima County with a rate base of approximately $7.7 million at the time of acquisition. The Company adopted Tucson Water’s rates for the acquired water systems, including a previously approved 5.0% rate increase that took effect in July 2026. Following the acquisition, the total number of Global Water customers in Pima County exceeded 7,200. The acquired water systems have generated approximately $1.5 million in new annual revenue.
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
Water Availability Fee
On July 20, 2026, the Company’s GW-Santa Cruz utility filed an application with the ACC for approval of a water availability fee. The ACC issued Decision No. 82197 on October 14, 2026 approving the fee. The fee is a one-time charge per metered connection that will typically be paid by a developer to GW-Santa Cruz and is intended to recover the costs associated with obtaining and providing long-term water supplies for new developments or properties in parts of GW-Santa Cruz’s service territory. These water availability fees will be recorded as restricted cash on the Company’s Condensed Consolidated Balance Sheets (unaudited) and may only be used by GW-Santa Cruz to purchase water supplies. As of the date of this report, no water availability fees have been received.
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
Additionally, in consideration of the Settlement Agreement, GW-Palo Verde has agreed to seek an amendment to Decision No. 79424 (July 18, 2024) issued by the ACC to increase the amount of the temporary bill credit for customers related to the Company’s Southwest Plant. The Settlement Agreement provides that the increase to the temporary bill credit will coincide with new rates described above for GW-Santa Cruz going into effect.
On July 9, 2026, GW-Palo Verde filed a motion to withdraw its rate application in accordance with the Settlement Agreement. On July 29, 2026, the ALJ issued a procedural order granting the motion to withdraw the GW-Palo Verde rate application. Hearings on the GW-Santa Cruz rate case concluded on August 3, 2026.

On September 30, 2026, GW-Palo Verde filed a motion requesting an amendment to Decision No. 79424 to increase the amount of the temporary bill credit for customers related to the Company’s Southwest Plant. If approved, the impact of the increased bill credit would reduce revenue by an additional $0.4 million annually with the final resolution relating to this bill credit to be addressed in GW-Palo Verde’s 2027 rate review.
On October 19, 2026, the ALJ issued a Recommended Opinion and Order, which recommended the ACC adopt the Settlement Agreement with the new rates for GW-Santa Cruz effective December 1, 2026. The Company expects a decision on the Settlement Agreement at the ACC’s November 4, 2026 open meeting. There can be no assurance that the ACC will approve the Settlement Agreement in the form filed or otherwise modify provisions contained therein.
See “Risk Factors—Legal, Regulatory, and Legislative Factors—We are subject to the jurisdiction and regulations of the ACC, the primary utility regulator in Arizona, and our financial condition depends upon our ability to recover costs in a timely manner from customers through regulated rates”, included in Part I, Item 1A of the 2025 Form 10-K for additional information.
The following table describes current rate case actions as applicable for each of our regulated utilities (dollars in millions):

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
(5)In March 2025, GW-Santa Cruz filed a general rate case application and related schedules with the ACC based on a test year ended December 31, 2024, with updates for post-test year plant. On April 28, 2026, the Settlement Agreement pertaining to the rate case was filed with the ACC. On October 19, 2026, the ALJ issued a Recommended Opinion and Order, which recommended the ACC adopt the Settlement Agreement with new rates for GW-Santa Cruz effective December 1, 2026. The Company expects a decision on the Settlement Agreement at the ACC’s November 4, 2026 open meeting. Refer to “—Rate Regulation Updates—GW-Santa Cruz and GW-Palo Verde Rate Cases” above for additional information.
Refer to Note 3 — “Regulatory Matters” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional information.

Comparison of Results of Operations for the Three Months Ended September 30, 2026 and 2025
The Company is not organized around a specific product or service, geographic region, or regulatory environment. Refer to Note 15 — “Business Segment Information” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional segment information.
Financial data is summarized in the following tables.

	Three Months Ended		Favorable (Unfavorable)
	September 30,		2026 vs. 2025
(in thousands, except per share amounts)	2026	2025	$	%
Revenue	$16,301	$15,519	$782	5.0%
Operating expenses	13,908	12,597	(1,311)	(10.4)%
Operating income	2,393	2,922	(529)	(18.1)%
Total other expense	(1,025)	(565)	(460)	(81.4)%
Income before income taxes	1,368	2,357	(989)	(42.0)%
Income tax expense	(363)	(640)	277	43.3%
Net income	$1,005	$1,717	$(712)	(41.5)%

Basic earnings per common share	$0.03	$0.06	$(0.03)	(50.0)%
Diluted earnings per common share	$0.03	$0.06	$(0.03)	(50.0)%
Revenue
Operating revenue is substantially derived from regulated water, wastewater, and recycled water service provided to customers based upon tariff rates approved by the ACC. Regulated revenue consists of amounts billed to customers based on approved fixed monthly fees and consumption based fees, as well as unbilled revenue, which is estimated revenue from the last meter reading date to the end of the accounting period utilizing historical customer data recorded. Unregulated revenue represents revenue that is not subject to the ratemaking process of the ACC. Unregulated revenue is primarily related to the revenue recognized on a portion of ICFA funds received in the second quarter of 2026. Refer to Note 1 — “Description of Business, Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of the 2025 Form 10-K for additional information pertaining to how we earn and recognize revenue.

	Three Months Ended		Favorable (Unfavorable)
	September 30,		2026 vs. 2025
(in thousands)	2026	2025		%
Water service
Basic charge	$4,003	$3,764	$239	6.3%
Consumption	4,750	4,490	260	5.8%
Other	251	227	24	10.6%
Total water service	9,004	8,481	523	6.2%
Wastewater and recycled water service
Basic	6,590	6,368	222	3.5%
Consumption	612	568	44	7.7%
Other	95	102	(7)	(6.9)%
Total wastewater and recycled water service	7,297	7,038	259	3.7%
Total revenue	$16,301	$15,519	$782	5.0%

Active water connections	39,478	38,631	847	2.2%
Active wastewater connections	30,319	29,499	820	2.8%
Total active connections	69,797	68,130	1,667	2.4%

Consumption (in million gallons)
Water service	1,345	1,366	(21)	(1.6)%
Recycled water	347	325	22	6.8%
The increase in revenue for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily attributable to:
•Organic growth in active water and wastewater connections.
•Increased consumption revenue from irrigation, residential and multi-family customers, predominantly driven by growth in active connections, partially offset by a decrease in consumption revenue from construction customers.
•Higher rates for GW-Farmers resulting from the GW-Farmers general rate case, effective November 1, 2025 and May 1, 2026, as well as a rate increase for GW-Ocotillo, effective July 6, 2026, that was approved prior to the Company’s acquisition of the seven water systems from the City of Tucson.

Operating Expenses

	Three Months Ended		Favorable (Unfavorable)
	September 30,		2026 vs. 2025
(in thousands)	2026	2025	$	%
Personnel costs - operations and maintenance	$1,563	$1,436	$(127)	(8.8)%
Utilities, chemicals and repairs	1,617	1,229	(388)	(31.6)%
Other operations and maintenance expenses	1,307	1,458	151	10.4%
Total operations and maintenance expense	4,487	4,123	(364)	(8.8)%
Personnel costs - general and administrative	2,221	2,470	249	10.1%
Professional fees	411	525	114	21.7%
Other general and administrative expenses	2,155	1,924	(231)	(12.0)%
Total general and administrative expense	4,787	4,919	132	2.7%
Depreciation, amortization and accretion	4,634	3,555	(1,079)	(30.4)%
Total operating expenses	$13,908	$12,597	$(1,311)	(10.4)%
Operations and Maintenance
Operations and maintenance expenses primarily consist of personnel costs, production costs (primarily chemicals and purchased electrical power), maintenance costs, and property tax.
•Higher personnel costs were primarily attributable to filling vacancies and rising medical costs.
•Higher utilities, chemicals and repairs were primarily driven by additional processing equipment in operation as a result of our 2025 capital improvement plan, including two new wastewater treatments plants placed into service after the third quarter of 2025. Increased electricity rates also contributed to higher purchased power costs.
•The decrease in other operations and maintenance expenses was primarily driven by lower contract services as a result of a storm event in the prior year period that did not recur in the current year period. The decrease was partially offset by increased costs related to IT services.
General and Administrative
General and administrative expenses primarily consist of the day-to-day expenses of office operations, personnel costs, legal and other professional fees, insurance, rent, and regulatory fees.
•Lower personnel costs were primarily driven by decreased hiring and moving expenses, partially offset by increased salaries and wages as a result of increased headcount.
•The decrease in professional fees was largely attributable to higher legal fees in the prior year period associated with the Nikola bankruptcy and the acquisition of the seven water systems from the City of Tucson in July 2025.
•The increase in other general and administrative expenses was primarily attributable to higher general liability insurance costs, permit fees and IT services.
Depreciation, Amortization and Accretion - The increase for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was substantially attributable to a 15.3% increase in depreciable fixed assets as a result of our 2025 capital improvement plan, which resulted in a significant number of assets placed in service in the fourth quarter of 2025.
Total Other Expense – The increase in total other expense for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was substantially attributable to:
•An increase in interest expense of $0.3 million primarily due to a term loan entered into in December 2025 to support our 2025 capital improvement plan and increased borrowings under the Revolver in the current year period.
•A decrease in AFUDC-Equity of $0.1 million, substantially due the completion of a wastewater treatment facility in June 2026.
•A decrease in income associated with Buckeye growth premiums of $0.1 million that resulted from fewer new meter connections in the area. Refer to Note 16 — “Other, Net” of the Notes to the Condensed Consolidated Financial

Statements (unaudited) included in Part I, Item 1 of this report for additional information regarding the Buckeye growth premiums.
Income Tax Expense – The primary driver for the decrease in income tax expense was lower pre-tax income for the three months ended September 30, 2026 compared to the same period in the prior year.
Comparison of Results of Operations for the Nine Months Ended September 30, 2026 and 2025
Financial data is summarized in the following tables.

	Nine Months Ended		Favorable (Unfavorable)
	September 30,		2026 vs. 2025
(in thousands, except per share amounts)	2026	2025	$	%
Revenue	$47,354	$42,217	$5,137	12.2%
Operating expenses	40,066	35,420	(4,646)	(13.1)%
Operating income	7,288	6,797	491	7.2%
Total other expense	(2,667)	(1,437)	(1,230)	(85.6)%
Income before income taxes	4,621	5,360	(739)	(13.8)%
Income tax expense	(1,235)	(1,440)	205	14.2%
Net income	$3,386	$3,920	$(534)	(13.6)%

Basic earnings per common share	$0.12	$0.15	$(0.03)	(20.0)%
Diluted earnings per common share	$0.12	$0.15	$(0.03)	(20.0)%
Revenue

	Nine Months Ended		Favorable (Unfavorable)
	September 30,		2026 vs. 2025
(in thousands)	2026	2025		%
Water service
Basic charge	$11,831	$10,891	$940	8.6%
Consumption	11,505	10,448	1,057	10.1%
Other	678	490	188	38.4%
Total water service	24,014	21,829	2,185	10.0%
Wastewater and recycled water service
Basic	19,589	18,853	736	3.9%
Consumption	1,346	1,266	80	6.3%
Other	294	269	25	9.1%
Total wastewater and recycled water service	21,229	20,388	841	4.1%
Total regulated revenue	45,243	42,217	3,026	7.2%
Unregulated revenue	2,111	—	2,111	N/M
Total revenue	$47,354	$42,217	$5,137	12.2%

Active water connections	39,478	38,631	847	2.2%
Active wastewater connections	30,319	29,499	820	2.8%
Total active connections	69,797	68,130	1,667	2.4%

Consumption (in million gallons)
Water service	3,496	3,377	118	3.5%
Recycled water	765	724	41	5.7%
N/M denotes a change not considered meaningful due to immaterial prior year value

The increase in regulated revenue for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily attributable to:
•The acquisition of the seven water systems from the City of Tucson in July 2025.
•Organic growth in active water and wastewater connections.
•Increased consumption revenue from irrigation, residential, commercial and multi-family customers, predominantly driven by growth in active connections and higher usage largely as a result of higher temperatures and drier weather during the current year period, partially offset by a decrease in consumption revenue from construction customers.
•Higher rates for GW-Farmers resulting from the GW-Farmers general rate case, effective November 1, 2025 and May 1, 2026, as well as a rate increase for GW-Ocotillo, effective July 6, 2026, that was approved prior to the Company’s acquisition of the seven water systems from the City of Tucson.
The increase in unregulated revenue for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was related to ICFA revenue recorded in connection with the commissioning of a new wastewater reclamation facility in GW-Hassayampa’s service territory in June 2026.
Operating Expenses

	Nine Months Ended		Favorable (Unfavorable)
	September 30,		2026 vs. 2025
(in thousands)	2026	2025	$	%
Personnel costs - operations and maintenance	$4,584	$4,132	$(452)	(10.9)%
Utilities, chemicals and repairs	4,177	3,444	(733)	(21.3)%
Other operations and maintenance expenses	4,465	4,151	(314)	(7.6)%
Total operations and maintenance expense	13,226	11,727	(1,499)	(12.8)%
Personnel costs - general and administrative	6,632	6,901	269	3.9%
Professional fees	1,155	1,433	278	19.4%
Other general and administrative expenses	5,757	5,159	(598)	(11.6)%
Total general and administrative expense	13,544	13,493	(51)	(0.4)%
Depreciation, amortization and accretion	13,296	10,200	(3,096)	(30.4)%
Total operating expenses	$40,066	$35,420	$(4,646)	(13.1)%
Operations and Maintenance
•Higher personnel costs were primarily attributable to rising medical costs.
•Higher utilities, chemicals and repairs were primarily driven by additional processing equipment in operation as a result of our 2025 capital improvement plan, including two new wastewater treatments plants placed into service after the third quarter of 2025, and increased consumption during the current year period. Increased electricity rates also contributed to higher purchased power costs.
•The increase in other operations and maintenance expenses was primarily driven by:
◦Higher costs related to IT services.
◦A loss on the disposal of utility plant and expenses related to wastewater disposal prior to the start-up of the GW-Hassayampa wastewater reclamation facility in June 2026.
◦Operating costs incurred during the first six months of 2026 related to the seven water systems acquired from the City of Tucson in July 2025 compared to no such costs during the first six months of 2025.
General and Administrative
•Lower personnel costs were primarily driven by decreased hiring and moving expenses.
•Lower professional fees were substantially the result of higher legal fees in the prior year period associated with the Nikola bankruptcy and the acquisition of the seven water systems from the City of Tucson.
•The increase in other general and administrative expenses was primarily attributable to:

◦Higher general liability insurance costs.
◦Increased contract service costs primarily associated with IT services.
◦Increased rent expense related to the renewal of our corporate office lease in August 2025.
Depreciation, Amortization and Accretion - The increase for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was substantially attributable to a 15.3% increase in depreciable fixed assets as a result of our 2025 capital improvement plan, which resulted in a significant number of assets placed in service in the fourth quarter of 2025. In addition, amortization of intangible assets increased in the current year period in connection with ICFA payments received.
Total Other Expense –The increase in total other expense for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was substantially attributable to:
•An increase in interest expense of $0.6 million primarily due to a term loan entered into in December 2025 to support our 2025 capital improvement plan and increased borrowings under the Revolver in the current year period.
•A decrease in interest income of $0.2 million as a result of carrying lower average cash balances.
•A decrease in AFUDC-Equity of $0.2 million, substantially due to the completion of a wastewater treatment facility in June 2026.
•A decrease in income associated with Buckeye growth premiums of $0.2 million that resulted from fewer new meter connections in the area. Refer to Note 16 — “Other, Net” of the Notes to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this report for additional information regarding the Buckeye growth premiums.
Income Tax Expense – The primary driver for the decrease in income tax expense was lower pre-tax income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Liquidity and Capital Resources
The Company’s capital resources are primarily provided by internally generated cash flows from operations, debt and equity financing and certain government grants. External debt financing is provided primarily through the issuance of long-term debt or utilization of the Company’s $30.0 million Revolver. Additionally, its regulated utility subsidiaries receive advances and contributions from customers, home builders, and real estate developers to partially fund construction necessary to extend service to new areas.
Significant sources of funds from historical financing activity included:
Sales of Equity Securities
The Company has historically completed multiple equity raises through sales of its common stock in both public and private offerings, including the recent transactions below.
On August 20, 2026, the Company entered into a securities purchase agreement for the issuance and sale by the Company of an aggregate of 1,129,944 shares of the Company’s common stock at a purchase price of $8.85 per share in an offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder. The Company received gross proceeds of approximately $10.0 million from the offering. Certain existing shareholders, including certain directors and/or their affiliates, purchased an aggregate of 790,961 shares of common stock in the offering at the purchase price.
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
WIFA Grant and Note
On April 30, 2024, the Company’s Global Water - Rincon Water Company, Inc. utility (now part of GW-Saguaro) entered into a loan agreement with WIFA for a note with a principal amount of $2.4 million (the “WIFA Note”) to improve the utility’s infrastructure, including enhancements to the fluoride treatment system and other projects, of which $0.7 million is forgivable. The WIFA Note is due on April 1, 2044 and bears an interest rate of 4.911%. Funding occurs through one or more draw requests submitted by the Company and the subsequent disbursement of principal by WIFA. The Company received the final disbursements in May 2025. As of September 30, 2026, the outstanding balance of the WIFA Note was $1.6 million. In connection with the underlying assets being placed in service, the forgivable portion of the loan was recognized as CIAC in June 2025.
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
On August 28, 2026, the Company and Northern Trust entered into an eighth amendment to further amend the terms and conditions set forth in the Northern Trust Loan Agreement to, among other things, (i) extend the scheduled maturity date from May 18, 2028 to August 30, 2028 and (ii) increase the maximum principal amount available for borrowing under the Revolver from $20.0 million to $30.0 million; provided, however, that if the Company (or any of its affiliates or subsidiaries) completes any capital market activity after the date of the eighth amendment, including raising funds from either an equity or debt offering, then the maximum principal amount available for borrowing under the Revolver will be $25.0 million. Pursuant to the Northern Trust Loan Agreement, the amounts outstanding bear interest, payable monthly, at a rate equal to the SOFR plus 2.10%. Additionally, the Company pays a quarterly facility fee equal to 0.35% of the average daily unused amount of the Revolver. As of September 30, 2026, the Company had no outstanding borrowings under the Revolver.
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
Term Loan
On December 10, 2025, the Company entered into a credit agreement with, and issued a related promissory note to, CoBank, ACB, a federally-chartered instrumentality of the United States. Under the terms of the credit agreement and promissory note, the Company was provided term loan borrowings with an aggregate principal amount of $15 million (the “Term Loan”). The Term Loan bears interest at a fixed rate of 5.49% per annum, payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2026, with the principal payment due on December 10, 2035, the scheduled maturity date. As of September 30, 2026, the Term Loan carried a principal balance of $15.0 million.
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
As of September 30, 2026, the Company has no notable near-term cash expenditures, other than for its capital improvement plan, payment of dividends and the principal payments for its Series B Notes in the amount of $1.9 million due in both December 2026 and June 2027. While specific facts and circumstances could change, the Company believes that with the cash on hand and the ability to draw on its Revolver, it will be able to generate sufficient cash flows to meet its operating cash flow requirements and capital maintenance needs, whilst remaining in compliance with its financial debt covenants for the next twelve months and beyond. In addition, the Company may choose to raise additional funds from time to time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures and/or strategic acquisitions for the next twelve months and beyond. However, there are currently no commitments in place for future financing, and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our shareholders.
The Company currently maintains a monthly dividend program with dividends set at $0.02533 per share ($0.30396 per share annually). Although the Company expects that dividends will be declared and paid for the foreseeable future, the declaration of any dividends is at the discretion of the Company’s board of directors and is subject to legal requirements and debt service ratio covenant requirements. As a result, the Company’s board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely.
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
For the nine months ended September 30, 2026, net cash provided by operating activities totaled $16.1 million compared to $17.5 million for the nine months ended September 30, 2025. The decrease was largely driven by lower accounts payable and accrued expenses, lower net income and higher prepaid general liability insurance premiums.
Cash from Investing Activities
The net cash used in investing activities totaled $19.8 million for the nine months ended September 30, 2026 compared to $57.7 million for the nine months ended September 30, 2025. The $37.9 million decrease in cash used in investing activities was the result of a planned decrease in capital expenditures in 2026 compared to 2025 under the Company’s capital improvement plan as well as the Company’s acquisition of the seven water systems from the City of Tucson during the nine months ended September 30, 2025.
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
Cash from Financing Activities
The net cash provided by financing activities totaled $2.8 million for the nine months ended September 30, 2026, a $43.9 million decrease, as compared to $46.7 million in cash provided by financing activities for the nine months ended September 30, 2025. This decrease was primarily driven by $33.9 million fewer aggregate proceeds from issuances of common stock during the nine months ended September 30, 2026, a $6.9 million decrease in net Revolver borrowings, lower net AIAC inflows of $2.3 million and a $0.6 million increase in dividends paid during the nine months ended September 30, 2026 resulting from a greater number of shares outstanding.
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
Debt Covenants
The Company’s Senior Secured Notes, Term Loan and Revolver (collectively, the “debt instruments”) require the Company to maintain a debt service coverage ratio of consolidated EBITDA to consolidated debt service of at least 1.10 to 1.00. Consolidated EBITDA is calculated as net income plus depreciation and amortization, taxes, interest and other non-cash charges net of non-cash income. The debt instruments also contain a provision limiting the payment of dividends if the Company falls below a debt service ratio of 1.25. Further, the foregoing covenants are subject to various qualifications and limitations as set forth in each of the debt instruments’ respective agreements. The debt instruments are subject to certain customary events of default after which they could be declared due and payable if not cured within the grace period or, in certain circumstances, could be declared due and payable immediately. As of September 30, 2026, the Company was in compliance with its financial debt covenants under the debt instruments.
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
As of September 30, 2026, the Company did not have any off-balance sheet arrangements.
Critical Accounting Estimates
A summary of our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our 2025 Form 10-K. There were no material changes made as of September 30, 2026.
ITEM 3. Qualitative and Quantitative Disclosures About Market Risk
Not applicable
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no material change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
No unregistered securities were sold during the three months ended September 30, 2026, other than as reported in our Current Reports on Form 8-K filed with the SEC.
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of common stock the Company made during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2026	254	$7.26	—	$—
August 1 to August 31, 2026	1,835	8.83	—	—
September 1 to September 30, 2026	371	8.92	—	—
Total	2,460		—	$—

(1) Represents shares withheld from employees or board members to satisfy certain tax obligations due in connection with the vesting of restricted stock awards granted under the Global Water Resources, Inc. 2020 Omnibus Incentive Plan. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting date.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On August 12, 2026, Global Water Resources, Inc. (the “Company”) entered into new employment agreements (the “Employment Agreements”) with each of Ron Fleming, the Company’s President and Chief Executive Officer, Michael J. Liebman, the Company’s Chief Financial Officer, and Christopher D. Krygier, the Company’s Chief Operating Officer (each, an “Executive”), effective August 12, 2026. The Employment Agreements replace the Company’s existing employment agreements with each of the Executives. Unless terminated earlier in accordance with its terms, each of the Employment Agreements’ terms continues until January 1, 2030, and will automatically renew for one or more additional 12-month periods, unless either the Company or the Executive provides notice of termination to the other party prior to the end of the then-current term.
For calendar year 2026, the Employment Agreements provide that Mr. Fleming, Mr. Liebman, and Mr. Krygier will receive an annual base salary of $603,750, $450,800, and $352,188, respectively. The Company’s Board of Directors (the “Board”) or its compensation committee (the “Compensation Committee”) may review the base salaries on an annual basis to determine whether any additional increases are appropriate.
In addition, the Executives may be entitled to annual incentive compensation as determined (a) in the discretion of the Board (or the Compensation Committee) or (b) pursuant to any incentive compensation program adopted by the Company from time to time. For each calendar year, Mr. Fleming, Mr. Liebman, and Mr. Krygier will be eligible to receive up to 33.33%, 28.57% and 25%, respectively, of their base salaries as target incentive compensation in the form of a cash bonus and/or restricted stock units in the discretion of the Compensation Committee, with no more than 50% of the incentive compensation being paid in the form of restricted stock units for 2026. The Board or the Compensation Committee will grant any restricted stock units following the end of the performance period and such restricted stock units will vest in equal quarterly installments over a period of three years. For 2027 and each year thereafter, 100% of the incentive compensation shall be paid in the form of cash. The value of the restricted stock units or other equity awards will be determined in accordance with the Global Water Resources, Inc. 2020 Omnibus Incentive Plan (the “Omnibus Plan”) or such other equity plan as may be adopted by the Company.
For 2027 and each year thereafter, the Executives are each respectively entitled to grants of restricted stock (the “Restricted Shares”) in an amount equal to 50% of their then-current annual base salary, provided each Executive remains employed on the last day of the applicable calendar year. The Restricted Shares will be granted by the Compensation Committee in the first quarter of the calendar year following the end of the applicable calendar year, with the first grant to be made in the first quarter of 2028, provided the Executive is employed on December 31, 2027. The Restricted Shares will vest in three substantially equal annual installments beginning on December 15th following the date of grant. The grant of Restricted Shares shall be subject to the terms of the Omnibus Plan and the award agreement relating to the Restricted Shares, as well as continued employment through the respective grant date.
If any of the Executive’s employment is:
•voluntarily terminated by the Executive without Good Reason (as defined in each Employment Agreement) or if the Company terminates the Executive’s employment for Cause (as defined in each Employment Agreement), then (i) the Company will be obligated to pay the Executive’s then current base salary through the date of termination and any incentive compensation earned in previous years but not yet paid; and (ii) no incentive compensation shall be payable for the year in which the termination occurs. In addition, any unvested equity-based awards shall be forfeited.

•voluntarily terminated by the Executive with Good Reason, or if the Company terminates the Executive’s employment without Cause (including by providing notice of non-renewal), then (i) the Company will be obligated to pay the Executive’s then current base salary through the date of termination and any incentive compensation earned in previous years but not yet paid; (ii) no incentive compensation shall be payable for the year in which the termination occurs (except if the termination occurs during the last six months of the Company’s fiscal year, the Executive may be entitled to certain pro rata payments); (iii) if the Executive timely and properly elects continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), the Company shall reimburse the Executive for the COBRA premiums as specified in the Employment Agreements; (iv) any equity based awards previously granted will become fully vested and exercisable and all restrictions on restricted awards will lapse; and (v) the Company will pay Mr. Fleming, Mr. Liebman, and Mr. Krygier an amount equal to 4 times, 3.9 times, and 3.6 times, respectively, their current base salary as of the date of termination.
If the Executive terminates their employment with the Company with Good Reason, or if the Company terminates the Executive’s employment without Cause within 24 months following a Change of Control (as defined in the Employment Agreements) of the Company, Mr. Fleming, Mr. Liebman, and Mr. Krygier will be entitled to a lump-sum cash payment equal to 4 times, 3.9 times, and 3.6 times, respectively, their current base salary as of the date of the Change of Control. In addition, all outstanding equity or stock price-based awards previously granted to the Executive will become fully vested and exercisable and all restrictions on restricted awards will lapse upon any Change of Control, regardless of whether the Executive remains employed by the Company or its successor following the Change of Control. The Employment Agreements also contain a “best-net” provision, which provides that if Internal Revenue Code Section 280G applies to the payments and such payments trigger an excise tax, then the payments may be reduced to an amount that will not trigger the excise tax, if such reduction would result in a greater amount paid to the Executive.
The payments due on termination of employment and termination following a Change of Control to any Executive are subject to the requirement that the Executive executes the release agreement in the form attached as an exhibit to the Employment Agreements.
The foregoing description of the Employment Agreements is only a summary and is qualified in its entirety by reference to the full text of the Employment Agreements, which are filed as Exhibits 10.3, 10.4 and 10.5 to this report and are incorporated by reference herein.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit	Method of Filing
3.1	Second Amended and Restated Certificate of Incorporation of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 4, 2016.
3.2	Amended and Restated Bylaws of Global Water Resources, Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on May 4, 2016.
10.1	Securities Purchase Agreement, dated August 20, 2026, by and between Global Water Resources, Inc. and the purchasers party thereto	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2026.
10.2	Eighth Modification Agreement, dated August 28, 2026, by and between Global Water Resources, Inc. and The Northern Trust Company	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2026.
10.3	Employment Agreement with Ron L. Fleming, dated August 12, 2026*	Filed herewith.
10.4	Employment Agreement with Michael J. Liebman, dated August 12, 2026*	Filed herewith.
10.5	Employment Agreement with Christopher D. Krygier, dated August 12, 2026*	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.

*	Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Water Resources, Inc.

Date:	November 3, 2026	By:	/s/ Michael J. Liebman
Michael J. Liebman
Chief Financial Officer and Corporate Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)